Form 10-K
period 2018-12-31
PROVIDENCE SERVICE CORP
filed 2019-03-01
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was $904.9 million.

As of February 22, 2019, there were outstanding 12,833,846 shares (excluding treasury shares of 4,973,552) of the registrant’s Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of Items 10 through 14 in Part III of this Annual Report on Form 10-K are incorporated by reference to our definitive proxy statement on Schedule 14A for our 2019 stockholder meeting; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Part I

In this Annual Report on Form 10-K, the words the “Company”, the “registrant”, “we”, “our”, “us”, “Providence” and similar terms refer to The Providence Service Corporation and, except as otherwise specified herein, to our subsidiaries. When such terms are used in reference to the Company’s common stock, $0.001 par value per share (the “Common Stock”), and the Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”), they refer specifically to The Providence Service Corporation.

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

Overview

The Providence Service Corporation (“we”, the “Company” or “Providence”) owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States. The Company’s NET Services segment, which primarily operates under the brands LogistiCare and Circulation, is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States. On September 21, 2018, we completed the acquisition of Circulation, Inc. (“Circulation”), which offers a full suite of logistics solutions to manage NET programs across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation’s technology expands LogistiCare’s capabilities to manage transportation benefits, integrating all transportation capabilities and emphasizing member convenience and satisfaction.

The Company’s Matrix Investment segment consists of a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), a nationwide provider of home and mobile-based healthcare services for health plans in the United States, including comprehensive health assessments (“CHAs”), quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians, and a fleet of mobile health clinics with advanced diagnostics capabilities. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a controlling equity interest in Matrix, with the Company retaining a non-controlling equity interest (the “Matrix Transaction”). Matrix’s financial results prior to October 19, 2016 are presented as a discontinued operation.

The Company’s Corporate and Other segment includes the Company’s executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions, as well as the results of the Company’s captive insurance company. On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into LogistiCare (the “Organizational Consolidation”). LogistiCare will retain its name and continue to be headquartered in Atlanta, GA, and the Company will continue to be named The Providence Service Corporation and be listed on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PRSC”. The Organizational Consolidation process involves transferring all job responsibilities previously performed by employees of the holding company to LogistiCare and closing the current corporate offices in Stamford, Connecticut and Tucson, Arizona. The Organizational Consolidation is expected to be complete by the end of the second quarter of 2019.

On December 21, 2018, we completed the sale of substantially all of the operating subsidiaries of our Workforce Development Services (“WD Services”) segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”) and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia (the “WD Services Sale”). Our contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019.

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell Ingeus France, which was part of our WD Services segment, for a de minimis amount. The sale was effective on July 17, 2018, after court approval. The financial results of WD Services prior to December 21, 2018 are presented as discontinued operations.

The Company is a Delaware corporation formed in 1996 and headquartered in Stamford, Connecticut.

Business Strategies

The Company’s mission is to provide effective and quality NET services and logistics and to create shareholder value by pursuing and implementing six key strategies.

Centers of Excellence Operations Alignment

In January 2019, we reorganized the operational structure of our NET Services segment in order to centralize and reduce the layers in core functions that form the most significant elements of our cost base and drive performance for our clients and the members and patients they serve. Our operational structure now includes six Centers of Excellence (“COEs”): Transportation Network, Call Center Operations, Client Services, Technology, Growth and Process Improvement. We implemented this operational strategy to enhance the visibility, flexibility and control we have over our operations. The Transportation Network COE is focused on increases to capacity and improvements to quality and improvements designed to reduce cost and enhance the member experience. Within our Call Center Operations, activities such as contact center workflow standardization, cross skilling, and intensive operations management are aimed at improving employee productivity. We believe the new model for Client Services will bring a closer focus on local operations as well as holistic approaches to our customers and client retention. Our Technology COE will be coordinated and focused on the support of operations and the systematic roll out of the Circulation technology platform. Growth will continue to focus our sales, marketing and business development teams on the generation and delivery of new business. Finally, our Process Improvement COE will continue to support all of our other COE’s in the pursuit of effective and efficient operations. We believe this new structure makes our scale more nimble and provides us with a competitive advantage.

Technology Transformation

On September 21, 2018, we completed the acquisition of Circulation to revolutionize our technology development capability, add to our executive team, extend our business model, and open new market opportunities. We believe that this technology allows us to reduce transportation as a barrier to care and that through the deployment of our new technology we are able to extend the size of the market that we can serve. In order to achieve our target synergies and enhance our operations, we plan to roll out Circulation’s technology as our core workflow platform over the next 36 months. We have 21 operations centers that we expect to convert to the Circulation platform. Our plan is to convert several call centers in 2019, beginning in the second quarter, with a target to convert all sites by the end of 2021. Technology roll outs include a substantial amount of change management and will require careful risk mitigation policies to ensure smooth transitions. Our change management process is a core strength deeply embedded in our organization and will support a major change in the way we operate today, driving significant efficiencies and enhancing the member experience benefits to our clients.

Client and Member Satisfaction

Transportation related to care is one of the most impactful experiences contributing to our clients’ members’ and patients’ satisfaction during their care encounter. At the core of our operational and technology strategies is a focus on driving client and member satisfaction. Our COEs’ operational structure allows us to develop locally tailored network solutions with a higher level of visibility. Greater access to real time information, enabled through our technology, provides us the ability to shorten cycle times to identify and resolve client and member issues. We expect our clients to begin to realize benefits in the near term from our new organizational model and roll out of the Circulation technology platform.

Organic Growth

Across the healthcare market, we see an increasing understanding of the benefit of removing transportation as a barrier to care and a way to improve other determinants of health, such as access to food, shelter, socialization, and pharmacy. We believe that our scale, deep experience, operational strategy, and technology migration uniquely position us to address customer needs related to transportation of vulnerable populations. We approach sales, marketing and business development in a manner that is focused on driving market share in our core Medicaid market including states and MCOs, Medicare Advantage (“MA”) plans, health systems and providers. Simultaneously, we target business development efforts with partners to enter new transportation markets, including the movement of home health providers, pharmacy delivery and beneficiaries of workers compensation. We expect there will be network effects as we serve more and more healthcare constituencies within a geography.

Inorganic Growth

We closely follow our core NET market and expansion markets mentioned above for tuck-in acquisition opportunities. We believe our experience, relationships in the industry, scale and executive team gives us the strongest position to be a consolidation platform in healthcare transportation. Our acquisition strategy may include an evaluation of new entrants, which may not be able to otherwise compete without the benefits of scale and experience, and closely-held businesses that may seek a new capital structure or sale to achieve liquidity for founders. With our balance sheet, strong team and track record, we believe we are a natural consolidator.

Smart Capital Allocation

The WD Services sale was a significant milestone in our strategy to focus our capital allocation priorities on the opportunities available to our NET Services segment. The NET Services segment has historically generated positive cash flows and our strong balance sheet provides us with optionality with respect to capital allocation and how we can best drive shareholder value. Our immediate focus in 2019 is to invest in our operations, including the roll-out of the Circulation technology to enhance client and member experience and drive operational efficiency. We will also continue to assess the opportunities for capital deployment in order to create value for shareholders, which may include dividends, share repurchases and/or acquisitions.

NET Services

Services offered. NET Services provides non-emergency transportation solutions to clients, including health systems, in 40 states and the District of Columbia. As of December 31, 2018, approximately 24.5 million individuals were eligible to receive our transportation services, and during 2018, NET Services managed approximately 52.6 million trips. NET Services accounts for all of our consolidated revenue from continuing operations going forward.

NET Services primarily contracts with state Medicaid programs and MCOs, including MA plans, (collectively “NET customers”) for the coordination of their members’ (“NET end-users”) non-emergency transportation needs. NET end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinders their ability to access necessary healthcare and social services. We believe our transportation services enable access to care that not only improves the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. In addition, studies have shown that missed medical appointments lessens patient compliance with clinical guidelines and leads to complications and expensive medical services. Through provider access to medical transportation, NET Services can save state Medicaid programs and MCOs significant amounts of money when used as part of a care management strategy for individuals with chronic illness. We believe we are uniquely positioned to partner with NET customers to provide these savings while improving the lives of the populations we serve.

NET Services program delivery is dependent upon a highly-integrated technology platform and business process as well as the management of a multifaceted network of subcontracted transportation providers. Our technology platform is purpose-built for the unique needs of our industry and is highly scalable, capable of supporting substantial growth in our clients’ current and future membership base. In addition, our technology platform efficiently provides a broad interconnectivity among NET end-users, NET customers, and our network of transportation providers. We believe this technological capability and our industry experience uniquely position us as a future focal point in the evolving healthcare industry to introduce valuable population insights. In 2016 and 2017, we introduced service offerings and new technological features for NET end-users to improve service levels, lower costs and build the foundation for additional data analytics capabilities. In 2018, we acquired Circulation to provide additional technological improvements through their digital transportation platform. Circulation’s technology allows for on-demand ride scheduling, eligibility assessment, benefits management, ride assignment and dispatch, real time ride tracking, network management and analytics.

To fulfill the transportation needs of NET end-users, we apply our proprietary technology platform to an extensive network of approximately 4,500 transportation resources. This includes our in-network roster of fully contracted transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes partnerships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality, and compliance, our in-network transportation providers undergo an in-depth credentialing and education process.

Our transportation management services also include fraud, waste, and abuse prevention and utilization review programs designed to monitor that our transportation services are provided in compliance with Medicaid and Medicare program rules and remediate issues that are identified. Compliance controls include ongoing monitoring, auditing and remediation efforts, such as validating NET end-user eligibility for the requested date of service and employing a series of gatekeeping questions to verify that the treatment type is covered and the appropriate mode of transportation is assigned. We also conduct post-trip confirmations of attendance directly with the healthcare providers for certain repetitive trips and we employ field monitors to inspect transportation provider vehicles and observe some transports in real time. Our claims validation process generally limits payment to trips that are properly documented, have been authorized in advance, and are billed at the pre-trip estimated amount. Our claims process is increasingly digital, which provides more protection to member protected health information and reduces the impact on the environment. Transportation providers are able to submit their bills and supporting documentation through a secured web portal directly to LogistiCare.

Revenue and customers. In 2018, contracts with state Medicaid agencies and MCOs represented 52.9% and 47.1%, respectively, of NET Services’ revenue. NET Services derived 12.6%, 13.8% and 13.1% of its revenue from a single state Medicaid agency for the years ended December 31, 2018, 2017 and 2016, respectively. The next four largest NET Services customers in the aggregate comprised 21.4%, 22.3% and 22.6% of NET Services’ revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice (as determined in accordance with the contract), and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2018, 13.2% of NET Services revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. In 2018, NET Services renewed contracts representing 32.4% of its revenue in such year.

79.2% of NET Services’ revenue in 2018 was generated under capitated contracts where we assume the responsibility of meeting the covered healthcare related transportation requirements of a specific population based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. Under certain capitated contracts, known as reconciliation contracts, partial payment is received as a prepayment during the month service is provided. These partial payments may be due back to the customer, or additional payments may be due to the Company, after each reconciliation period, based on a reconciliation of actual utilization and cost compared to the prepayment made. 20.8% of NET Services’ revenue was generated under other types of fee arrangements, including administrative services only, fee for service and cost plus (collectively “FFS”) and flat fee contracts, under which fees are generated based upon billing rates for specific services or defined membership populations.

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

Competition. We compete with a variety of national organizations that provide similar healthcare and social services related transportation, such as Medical Transportation Management, Southeastrans, Veyo, and Access2Care, as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, service quality, and price.

Matrix Investment

Our Matrix Investment is comprised of our interest in Matrix. Since the completion of the Matrix Transaction, the Company has had a non-controlling equity interest in Matrix. The Company and an affiliate of Frazier Healthcare Partners (the “Frazier Subscriber”), which holds the controlling equity interest in Matrix, are party to the Second Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) of Mercury Parent, LLC, the company through which the parties hold their equity interests in Matrix. The Operating Agreement sets forth certain terms and conditions regarding the ownership by the Company and Frazier Subscriber of interests in Mercury Parent and their indirect ownership of common stock of Matrix, and provides for, among other things, certain liquidity and governance rights and other obligations and rights, in each case, on the terms and conditions contained therein.

At December 31, 2018, the Company owned a 43.6% non-controlling interest in Matrix. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in our Health Assessment Services (“HA Services”) segment. The Company’s proportionate share of Matrix’s net assets and financial results for the period following the closing of the Matrix Transaction are presented using the equity method. The assets, liabilities and financial results of Matrix for the period prior to the closing of the Matrix Transaction are presented within discontinued operations. For additional information regarding the Matrix Transaction, see Note 23, Discontinued Operations, to our consolidated financial statements.

Services offered. Matrix offers in-home care optimization services for members, including CHAs, through a national network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities. As of December 31, 2018, Matrix utilized a national network of approximately 3,500 clinical providers, including 1,800 nurse practitioners (“NPs”), located across 48 states, to provide its services primarily to members of Medicare Advantage (“MA”) health plans.

Matrix expanded its provider network and service offerings through two acquisitions in 2017 and 2018. In December 2017, Matrix grew its clinical provider network through its acquisition of LP Health Services, a provider of quality and wellness visits on behalf of Medicaid/Duals managed care plans across the U.S., for a purchase price of $3.6 million. In February 2018, Matrix completed its acquisition of HealthFair, a leading operator of mobile clinics which offer preventative health assessment and advanced diagnostic testing services, including laboratory, ultrasound, EKG and mammography testing, for a purchase price of $155 million. Although to date the results of HealthFair have been below our expectations, we still believe the combination of the two organizations provides health plan members with more convenient access to important care management and preventative health services.

Matrix primarily generates revenue from CHAs, which obtain a health plan member's information related to health status, social, environmental and medical risks and help the MA plans improve the accuracy of such information. Matrix also operates a care management offering which provides additional data analytics and chronic care management services.

Matrix’s services are dependent upon its technology platform which integrates the clinical provider network, operations infrastructure, call centers and clients. Matrix’s platform is designed for the unique needs of its industry, is highly scalable and can support substantial growth. We believe Matrix’s network and platform position Matrix as a future focal point in the evolving healthcare industry in the introduction of both additional population insights and care management services. With data provided by its health plan clients, Matrix utilizes analytics to determine which members it can most effectively lower costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained call center colleagues.

Revenue, customers and clients. As of December 31, 2018, Matrix’s customers included 65 health plans, including for-profit multi-state health plans and non-profit health plans that operate in only one state or several counties within one state. For the year ended December 31, 2018, Matrix’s top five customers accounted for 66.3% of its revenue, as its largest customer accounted for 31.5% of its revenue and its second largest customer accounted for 21.2% of its revenue. Matrix enters into annual or multi-annual contracts with its customers under which it is paid on a per assessment basis. However, volumes are not guaranteed under contracts and customers may choose to utilize other third party providers or in-source capabilities.  A significant customer has indicated it intends to in-source certain services, which may result in a decrease in volume for Matrix.

Seasonality. Matrix attempts to perform CHAs evenly throughout the year to efficiently utilize NP capacity, although the timing of performance is driven by client demand.

Competition. We believe that Matrix and Signify Health are the largest independent providers of CHAs to the health plan market. There are many smaller competitors, such as EMSI Healthcare Services, MedXM, which was acquired by Quest Diagnostics on February 1, 2018, and Inovalon. In addition, some health plans in-source CHA services. Matrix’s chronic care management competitors include Landmark Healthcare, PopHealthCare and Optum.

Employees

As of December 31, 2018, we had approximately 4,000 employees. None of our employees are members of a union. We believe we have good relationships with our employees.

Regulatory Environment

Overview

Our NET Services and Matrix Investment segments (the “Healthcare Segments”) are subject to numerous U.S. federal, state and local laws, regulations and agency guidance (collectively, “Laws”). These Laws significantly affect the way in which these segments operate various aspects of their businesses. Our Healthcare Segments must also comply with state and local licensing requirements, state and federal requirements for participation in Medicare and Medicaid, requirements for contracting with MA plans, and contractual requirements imposed upon them by the federal, state and local agencies and third-party commercial customers to which they provide services. Failure to follow the rules and requirements of these programs can significantly affect our Healthcare Segments’ ability to be paid for the services they provide and be authorized to provide services on an ongoing basis.

The Medicare and Medicaid programs are governed by significant and complex Laws.  Both Medicare and Medicaid are financed, at least in part, with federal funds. Therefore, any direct or indirect recipients of those funds are subject to federal fraud, waste and abuse Laws.  In addition, there are federal privacy and security Laws that govern the healthcare industry. State Laws primarily pertain to the licensure of certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment, but may also include state Laws pertaining to fraud, waste and abuse, privacy and security Laws, and the state’s regulation of its Medicaid program. Federal and state regulatory laws that may affect our Healthcare Segments’ businesses, include, but are not limited to the following:

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

•
The Centers for Medicare and Medicaid Services (“CMS”) regulations pertaining to Medicare as well as CMS releases applicable to the operation of MA plans, such as reimbursement rates, risk adjustment and data collection methodologies, adjustments to quality management measurements and other relevant factors; and

•	state licensure laws.

A violation of certain of these Laws could result in civil and criminal damages and penalties, the refund of monies paid by government or private payors, our Healthcare Segments’ exclusion from participation in federal healthcare payor programs, or the loss of our segments’ license to conduct business within a particular state’s boundaries.

Federal Law

Federal healthcare Laws apply in any case in which our Healthcare Segments are providing an item or service that is reimbursable or provide information to such segments’ customers that results in reimbursement by a federal healthcare payor program to such segments or to them. The principal federal Laws that affect our Healthcare Segments’ businesses include those that prohibit the filing of false or improper claims or other data with federal healthcare payor programs and those that prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payor programs.

False and Other Improper Claims

Under the federal False Claims Act (31 U.S.C. §§ 3729-3733) and similar state Laws, the government may impose civil liability on our Healthcare Segments if they knowingly submit a false claim to the government or cause another to submit a false claim to the government, or knowingly make a false record or statement intended to get a false claim paid by the government. The False Claims Act defines a claim as a demand for money or property made directly to the government or to a contractor, grantee, or other recipient if the money is to be spent on the government’s behalf or if the government will reimburse the contractor or grantee. Liability can be incurred for submitting (or causing another to submit) false claims with actual knowledge or for submitting false claims with reckless disregard or deliberate ignorance. Liability can also be incurred for knowingly making or using a false record or statement to receive payment from the federal government or for knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government. Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

Many states also have similar false claims statutes. In addition, healthcare fraud is a priority of the U.S. Department of Justice (“DOJ”), the Department of Health and Human Services (“DHHS”), its program integrity contractors and its Office of Inspector General, the Federal Bureau of Investigation and state Attorneys General. These agencies have devoted a significant amount of resources to investigating healthcare fraud.

If our Healthcare Segments are ever found to have violated the False Claims Act, they could be required to make significant payments to the government (including damages and penalties in addition to the return of reimbursements previously collected) and could be excluded from participating in federal healthcare programs or providing services to entities which contract with those programs. Although our Healthcare Segments monitor their billing practices for compliance with applicable laws, such laws are very complex, and they might not be able to detect all errors or interpret such laws in a manner consistent with a court or an agency’s interpretation. While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are being applied by the federal government in an increasingly broad range of circumstances. Examples of the types of activities giving rise to liability for filing false claims include billing for services not rendered, misrepresenting services rendered (i.e., miscoding), applications for duplicate reimbursement and providing false information that results in reimbursement or impacts reimbursement amounts. Additionally, the federal government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The federal government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Criminal penalties also are available even in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate any of the federal criminal healthcare fraud statutes.

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

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years, and have resulted in substantial penalties and fines and exclusions of persons and entities from participating in government healthcare programs. For more information on the risks related to a failure to comply with applicable government coding and billing rules, see “Risk Factors—Regulatory Risks—Our Healthcare Segments could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our segments’ operating results.”

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state Attorneys General and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office for Civil Rights of the DHHS and states are increasing their investigations and enforcement of HIPAA compliance. Our Healthcare Segments have taken steps to ensure compliance with HIPAA and we are monitoring compliance on an ongoing basis.

Additionally, the HITECH Final Rule imposes various requirements on covered entities and business associates, and expands the definition of “business associates” to cover contractors of business associates. Even when our Healthcare Segments are not operating as covered entities, they may be deemed to be “business associates” for HIPAA rule purposes of such covered entities. Our Healthcare Segments monitor their compliance obligations under HIPAA as modified by HITECH, and implement operational and systems changes, associate training and education, conduct risk assessments and allocate resources as needed. Any noncompliance with HIPAA requirements could expose such segments to the criminal and increased civil penalties provided under HITECH and require them to incur significant costs in order to seek to comply with its requirements or to remediate potential issues that may arise.

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

Many states, including some where our Healthcare Segments do business, have adopted anti-kickback laws that are similar to the federal Anti-Kickback Statute. Some of these state laws are very closely patterned on the federal Anti-Kickback Statute; others, however, are broader and reach reimbursement by private payors. If our Healthcare Segments’ activities were deemed to be inconsistent with state anti-kickback or illegal remuneration laws, they could face civil and criminal penalties or be barred from such activities, any of which could harm such segments’ businesses.

If our Healthcare Segments’ arrangements are found to violate the Anti-Kickback Statute or applicable state laws, these segments, along with their clients would be subject to civil and criminal penalties, and these segments’ arrangements would not be legally enforceable, which could materially and adversely affect their business. For more information on the risks related to failure to comply with applicable anti-bribery and anti-corruption regulations, see “Risk Factors—Regulatory Risks—Our segments’ business could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with governments.”

Federal and State Self-Referral Prohibitions

Our Healthcare Segments may be subject to federal and state statutes banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Section 1877 of the Social Security Act, also known as the “Stark Law”, prohibits physicians from making a “referral” for “designated health services” for Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a “financial relationship”.

A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or recertifying the need for, any designated health services.

Certain services that our Healthcare Segments provide may be identified as “designated health services” for purposes of the Stark Law. Such segments cannot provide assurance that future regulatory changes will not result in other services they provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

Many states, including some states where our Healthcare Segments do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where such segments operate have laws similar to the Stark Law prohibiting physician self-referrals. While our Healthcare Segments believe that they are operating in compliance with the Stark Law, there can be no guarantee that violations will not occur.

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

Some of the provisions of the ACA took effect immediately, while others will take effect later or will be phased in over time, ranging from a few months following approval to ten years. Due to the complexity of the ACA, it is likely that additional legislation will be considered and enacted. The ACA requires the promulgation of regulations that will likely have significant effects on the healthcare industry and third-party payors. Thus, the healthcare industry and our operations may be subjected to significant new statutory and regulatory requirements and contractual terms and conditions, and consequently to structural and operational changes and challenges.

The ACA also implemented significant changes to healthcare fraud and abuse laws that intensify the risks and consequences of enforcement actions. These included expansion of the False Claims Act by: (a) narrowing the public disclosure bar; and (b) explicitly stating that violations of the Anti-Kickback Statute trigger false claims liability. In addition, the ACA lessened the intent requirements under the Anti-Kickback Statute to provide that a person may violate the statute without knowledge or specific intent. The ACA also provided new funding and expanded powers to investigate fraud, including through expansion of the Medicare Recovery Audit Contractor (“RAC”) program to Medicare Parts C and D and Medicaid and authorizing the suspension of Medicare and Medicaid payments to a provider of services pending an investigation of a credible allegation of fraud. Finally, the legislation created enhanced penalties for noncompliance, including increased criminal penalties and expansion of administrative penalties under Medicare and Medicaid. Collectively, such changes could have a material adverse impact on our Healthcare Segments’ operations.

On January 20, 2017, the President of the United States issued an executive order that directed federal agencies to take steps to ensure the government’s implementation of the ACA minimizes the burden on impacted parties (such as individuals and states). The underlying intent of the executive order was to take the first steps to repeal and replace the ACA. The executive order specifically instructed agencies to “waive, defer, grant exemptions from, or delay implementation of provisions” that place a “fiscal burden on any State” or that impose a “cost, fee, tax, penalty, or regulatory burden” on stakeholders including patients, providers, and insurers. The order stated that any changes should be made only to the extent “permitted by law” and should comply with the law governing administrative rule-making. The executive order did not, however, provide specifics on next steps or provisions that would be reexamined nor was it clear how the executive branch would be reconciled with Republican congressional efforts to repeal and replace the ACA or what portions of the ACA may continue in any replacement legislation. There are multiple pending legislative proposals to amend the ACA which, among other effects, could repeal all or parts of the ACA without replacing its extension of coverage to expansion populations. In addition, there are pending legislative proposals to materially restructure Medicaid and other government health care programs and there is litigation challenging, amongst other claims, the constitutionality of the ACA. Most recently, on December 14, 2018, a federal district court judge in Texas issued a widely anticipated opinion that struck down the entire ACA as unconstitutional. The judge ruled in favor of the plaintiffs by determining that the ACA’s individual mandate is no longer a tax and is therefore an unconstitutional exercise of congressional authority. The judge also found that the individual mandate could not be severed from the rest of the ACA, rendering the entire ACA, not just the guaranteed issue and community rating provisions, unconstitutional. Sixteen states and the District of Columbia intervened as defendants in Texas v. United States to proffer a defense of the constitutionality of the ACA.  The DOJ declined to defend the ACA on constitutional grounds. The intervenor defendant states have announced they will appeal the District Court’s decision to the Fifth Circuit Court of Appeals. We are not able to predict the outcome of this matter nor are we able to predict the impact of a full or partial invalidation of the ACA.

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

Surveys and Audits

Our Healthcare Segments’ programs are subject to periodic surveys by government authorities or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, our segments will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•the imposition of fines or penalties or the recoupment of amounts paid;
•temporary suspension of admission of new clients to our program’s service;
•in extreme circumstances, exclusion from participation in Medicaid, Medicare or other programs;
•revocation of our license; or
•contract termination.

While our Healthcare Segments believe that our programs are in compliance with Medicare, Medicaid and other program certification requirements and state licensure requirements, failure to comply with these requirements could have a material adverse impact on such segments’ businesses and their ability to enter into contracts with other agencies to provide services.

Billing/claims Reviews and Audits

Agencies and other third-party commercial payors periodically conduct pre-payment or post-payment medical reviews or other audits of our Healthcare Segments’ claims or other audits in conjunction with their obligations to comply with the requirements of Medicare or Medicaid. In order to conduct these reviews, payors request documentation from our Healthcare Segments and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Any determination that such segments have not complied with applicable rules and regulations could result in adjustment of payments or the incurrence of fines and penalties, or in situations of significant compliance failures review or non-renewal of related contracts.

Corporate Practice of Medicine and Fee Splitting

Some states in which our Healthcare Segments operate prohibit general business entities, such as these segments, from “practicing medicine,” which definition varies from state to state and can include employing physicians, as well as engaging in fee-splitting arrangements with these healthcare providers. Among other things, our Healthcare Segments currently contract with and employ NPs to perform CHAs. We believe that such segments have structured their operations appropriately; however, they could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our Healthcare Segments’ businesses violate these laws, it may seek to have such segments discontinue or restructure those portions of their operations or subject them to increased costs, penalties, fines, certain license requirements or other measures. Any determination that such segments have acted improperly in this regard may result in liability to them. In addition, agreements between the corporation and the professional may be considered void and unenforceable.

Professional Licensure and Other Requirements

Many of our Healthcare Segments’ employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. For example, our mid-level practitioners (e.g., NPs) are subject to state laws requiring physician supervision and state laws governing mid-level scope of practice. As physicians’ use of mid-level practitioners increases, state governing boards are implementing more robust regulations governing mid-levels and their scope of practice under physician supervision. Our Healthcare Segments’ ability to provide mid-level practitioner services may be restricted by the enactment of new state laws governing mid-level scope of practice and by state agency interpretations and enforcement of such existing laws. In addition, services rendered by mid-level practitioners may not be reimbursed by payors at the same rates as payors may reimburse physicians for the same services. Lastly, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. Our Healthcare Segments’ ability to provide services depends upon the ability of their personnel to meet individual licensure and other requirements and maintain such licensure in good standing.

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

Our NET Services contracts are subject to frequent renewal. For example, many of our state Medicaid contracts, which represented 52.9% of NET Services revenue for the year ended December 31, 2018, have terms ranging from three to five years and are typically subject to a competitive bidding process near the end of the term. NET Services also contracts with MCOs, which represented 47.1% of NET Services revenue for the year ended December 31, 2018. MCO contracts typically continue until terminated by either party upon reasonable notice (as determined in accordance with the contract). We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts. As of December 31, 2018, 13.2% of NET Services revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. Renewed contracts represented 32.4% of our NET Services revenue for the year ended December 31, 2018.

In addition, with respect to many of our state contracts, the payor may terminate the contract without cause, or for convenience, at will and without penalty to the payor, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated.

We cannot anticipate if, when or to what extent a payor might terminate its contract with us prior to its expiration, or fail to renew or extend a contract with us. If we are unable to retain or renew our contracts, or replace lost contracts, on satisfactory terms our financial conditions and results of operations could be materially adversely affected. While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the impact of contracts that are not renewed or are canceled on our operating income and results of operations.

We obtain a significant portion of our business through responses to government requests for proposals and we may not be awarded contracts through this process in the future, or contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from state government entities, which generally entails responding to a government request for proposals (“RFP”). To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and submit the most attractive proposal with respect to both technical and price specifications. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to RFPs will greatly affect our business. If we misinterpret bid requirements as to performance criteria or do not accurately estimate performance costs in a binding bid for an RFP, we will seek to correct such mistakes in the final contract. However, there can be no assurance that we will be able to modify the proposed contract and we may be required to perform under a contract that is not profitable.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.

Our failure to comply with our contractual obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to maintain current contracts or obtain new contracts. The termination of a contract for cause could, for instance, subject us to liabilities for excess costs incurred by a payor in obtaining similar services from another source. In addition, our contracts require us to indemnify payors for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties that we must pay if we breach these contracts, which amounts could be material. For example, the service commitment under one of our contracts could subject us to penalties if we do not utilize the minimum level of services specified in such agreement. The total future minimum commitment was $28.7 million as of December 31, 2018. To the extent our actual use is less than the minimum commitment for a specified period, we may be subject to significant expense, without the benefit of corresponding revenue.

Our failure to meet contractual obligations could also result in substantial actual and consequential financial damages.

Any acquisition or integration that we undertake could disrupt our business, not generate anticipated results, dilute stockholder value or have a material adverse impact on our operating results.

Our growth strategy involves the evaluation of potential entry into complementary markets and service lines through acquisition, particularly with opportunities that may leverage the advantages inherent in our large-scale technology-enabled operations and networks. We have made acquisitions and anticipate that we will continue to consider and pursue strategic acquisition opportunities the success of which depends in part on our ability to integrate an acquired company into our business operations. For example, we completed the acquisition of Circulation in September 2018 and will utilize Circulation’s technology platform to service our legacy or new customers, which will result in a decrease in the usage of our existing technology. As a result of the technology evaluation, we decided to terminate the development of our legacy LCAD NextGen technology (“NextGen”), resulting in an impairment charge in the fourth quarter of 2018 of $13.5 million. While preliminary implementation is on track, the work to deploy the Circulation technology platform is ongoing, and subject to the scalability of Circulation’s technology platform to process similar levels of transactions as LogistiCare. In addition, the digitization of claims processing on the Circulation platform may have unintended financial impacts related to claim costs and working capital.  To the extent we are unable to successfully integrate the Circulation acquisition, our results of operations may be adversely affected and anticipated synergies may not be realized. Integration of any acquired companies will place significant demands on our management, systems, internal controls and financial and physical resources. This could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

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

We expect to continually review opportunities to acquire other businesses that would complement our current services, expand our markets or otherwise offer prospects for growth. In connection with our acquisition strategy, we could issue stock that would dilute existing stockholders’ percentage ownership, or we could incur or assume substantial debt or contingent liabilities. Acquisitions involve numerous risks, including, but not limited to, the following:

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

There can be no assurance that we will be successful in overcoming problems encountered in connection with any acquisition or integration and our inability to do so could disrupt our operations and adversely affect our business. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

We may be unable to realize the benefits of any strategic initiatives that are adopted by the Company.

From time to time we may launch strategic initiatives to enhance shareholder value. For example, on April 11, 2018, we announced our Organizational Consolidation, which is expected to be completed in the middle of 2019. While we expect the

Organizational Consolidation to generate annual savings upon completion, implementation of the process will negatively impact earnings. There can be no assurance that the Organizational Consolidation will be completed in a timely fashion or at all, or that it will generate the expected cost savings. In addition, part of the rationale for the acquisition of Circulation was the ability to utilize its technology platform to generate substantial cost savings. Such cost savings require the deployment of technology and substantial changes to existing business processes. There can be no assurance as to whether any other strategic initiatives will be adopted, and the outcome of any current or future strategic initiatives is uncertain, including the roll out of the Circulation technology platform across our LogistiCare business.

Our investments in any joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We currently hold a non-controlling interest in Matrix, which constitutes 28.2% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact such business’ economic performance. Our future growth may depend, in part, on future similar arrangements, any of which could be material to our financial condition and results of operations. These arrangements involve risks not present with respect to our wholly-owned subsidiaries, which may negatively impact our financial condition and results of operations or make the arrangements less successful than anticipated, including the following:

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

We derive a significant amount of our revenues from a few payors, which puts our financial condition and results of operations at risk. Any changes in the funding, financial viability or our relationships with these payors could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of our revenue from a few payors under a small number of contracts. For example, for the years ended December 31, 2018, 2017 and 2016, we generated 51.4%, 52.4% and 51.7%, respectively, of our consolidated revenue from continuing operations from ten payors. Additionally, the top five payors represented, in the aggregate, 34.0%, 36.1% and 35.6%, respectively, of revenue from continuing operations for the years ended December 31, 2018, 2017 and 2016. Additionally, a single payor related to Matrix represented 31.5%, 30.9% and 27.8% of Matrix revenue for the years ended December 31, 2018, 2017 and 2016, respectively. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue and results of operations.

If we fail to estimate accurately the cost of performing certain contracts, we may experience reduced or negative margins.

During 2018, 2017 and 2016, 79.2%, 77.9% and 78.3% of our NET Services revenue, respectively, was generated under capitated contracts with the remainder generated through FFS and flat fee contracts. Under most of NET Services’ capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk relating to these contracts is that our client population is not large enough to cover our fixed costs, such as rent and overhead. Our FFS contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If we are unable to adjust our costs accordingly, our profitability may be negatively affected. In addition, certain contracts with state Medicaid agencies are renewable or extended at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

We may incur costs before receiving related revenues, which affect our liquidity.

When we are awarded a contract to provide services, we may incur expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment, instituting information technology systems, development of supply chains and hiring personnel. As a result, in certain contracts where the payor does not fund program start-up costs, we may be required to make significant investments before receiving any related contract payments or payments sufficient to cover start-up costs. In addition, payments due to us from payors may be delayed due to billing cycles, which may adversely affect our liquidity. Moreover, any resulting mismatch in expenses and revenue could be exacerbated if we fail either to invoice the payor correctly or to collect our fee in a timely manner. Such amounts may exceed our available cash, and any resulting liquidity shortages may require additional financing, which may not be available on satisfactory terms, or at all. This could have a material adverse impact on our ongoing operations and our financial position.

Our business is subject to risks of litigation.

The services we provide are subject to lawsuits and claims. A substantial award payable by us could have a material adverse impact on our operations and cash flows, and could adversely affect our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct (in addition to professional liability type claims) by an employee or a third party we engage to assist with the provision of services, including but not limited to claims arising out of accidents involving vehicle collisions, CHAs performed by Matrix, and various claims that could result from employees or contracted third parties driving to or from interactions with clients or while providing direct client services. We can be subject to employee-related claims such as wrongful discharge, discrimination or a violation of equal employment laws and permitting issues. While we attempt to insure against these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

We face risks related to attracting and retaining qualified employees and labor relations.

Our success depends, to a significant degree, on our ability to identify, attract, develop, motivate and retain highly qualified and experienced professionals who possess the skills and experience necessary to deliver high-quality services to our clients, with the continued contributions of our senior management being especially critical to our success. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate the education, experience and qualifications of potential candidates for employment as direct care and administrative staff. A portion of our staff is professionals with requisite educational backgrounds and professional certifications. These employees are in great demand and are likely to remain a limited resource for the foreseeable future.

Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Some of the companies with which we compete for experienced personnel may have greater financial, technical, political and marketing resources, name recognition and a larger number of clients and payors than we do, which may prove more attractive to employment candidates. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

The performance of our business also depends on the talents and efforts of our highly skilled information technology professionals. For example, realization of the synergies related to our recent acquisition of Circulation relies heavily on our ability to deploy Circulation’s technology platform across LogistiCare’s existing operations, and competition for skilled information technology professionals can be intense. Our success depends on our ability to recruit, retain and motivate these individuals.

Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management, including the appointment of a permanent chief executive officer for the Company and the transition of several key management positions, resulting from the Organizational Consolidation, our ability to execute short and long-term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We may have difficulty successfully completing divestitures or exiting businesses.

As demonstrated most recently with the WD Services sale in 2018 and various other transactions involving WD Services, as well as the sale of a controlling interest in Matrix in 2016, we may dispose of all or a portion of our investments or exit businesses based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations. A divestiture or business termination could result in difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees and customers. A divestiture or business termination may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory approvals, which, if not satisfied or obtained, may prevent us from completing the disposition or business termination, whether or not the disposition or business termination has been publicly announced. A divestiture or business termination may also involve continued financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, including continuing obligations to employees, in which the performance of the divested assets or businesses could impact our results of operations. Further, such divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any sale of our assets could result in a loss on divestiture. Any of the foregoing could adversely affect our financial condition and results of operations.

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

In addition, we have provided certain indemnifications in connection with the WD Services sale in 2018, the Matrix Transaction in 2016 and the Human Services Sale in 2015. To the extent we choose to divest other operations of our businesses in the future, we expect to provide certain indemnifications in connection with these divestitures. We may face liabilities in connection with these current or future indemnification obligations that may adversely affect our consolidated results of operations, financial condition and cash flows.

Our success depends on our ability to compete effectively in the marketplace.

We compete for clients and for contracts with a variety of organizations that offer similar services. Many organizations of varying sizes compete with us, including local not-for-profit organizations and community-based organizations, larger companies, organizations that currently provide or may begin to provide similar NET management services (including transportation network companies such as Uber and Lyft) and CHA providers. Some of these companies may have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients or payors than we do. In addition, some of these companies offer more services than we do. To remain competitive, we must provide superior services and performance on a cost-effective basis to our customers.

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

In conjunction with our ongoing efforts to improve cost-efficiency and the customer experience, in September 2018, we completed our acquisition of Circulation. We incurred costs associated with such acquisition and will also incur costs to implement the Circulation technology across LogistiCare’s existing operations, but there is no guarantee that this will ultimately serve our business purposes or result in lower costs.

We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of or failure to gain clients or payors, any of which could have a material adverse effect on our operating results. Our business may also be adversely affected by the consolidation of competitors, which may result in increased pricing pressure or negotiating leverage with payors, or by the provision of our services by payors or clients directly, including through the acquisition of competitors.

We may be adversely affected by inadequacies in, or security breaches of, our information technology systems.

Our information technology systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and systems to support growth and business processes. We provide services to individuals, including services that require us to maintain sensitive and personal client information, including information relating to their health, identification numbers and other identifying data. Therefore, our information technology systems store client information protected by numerous federal, state and foreign regulations. We also rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all other functions, including our marketing, sales, logistics, customer service, accounting and administrative functions. Further, our systems include interfaces to third-party stakeholders, often connected via the Internet. In addition, certain of our services or information related to our services are carried out or hosted within our customers’ IT systems, and any failure or weaknesses in their IT systems may negatively impact our ability to deliver the services, for which we may not receive relief from contractual performance obligations or compensation for services provided. As a result of the data we maintain and third-party access, we are subject to increasing cybersecurity risks. The nature of our business, where services are often performed outside a secured location, adds additional risk.

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

We retain confidential information in our computer systems, including personal information about our customers, such as names, addresses, phone numbers, email addresses, identification numbers and payment account information. Malicious cyber- attacks to gain access to personal information affect many companies across various industries, including ours. Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. An increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our systems that results in the disclosure of personally identifiable customer or employee information or inadvertent disclosure of any clients’ personal information could damage our reputation, deter people from using our services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. In addition, data breaches impacting other companies, such as our vendors, may allow cybercriminals to obtain personally identifiable information about our customers. Cybercriminals may then use this information to, among other things, attempt to gain unauthorized access to our customers’ accounts, which could have a material adverse effect on our reputation, business and results of operations or financial condition.

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

Our results of operations will continue to fluctuate due to seasonality.

Our operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. Due to higher demand in the summer months and lower demand in the winter months, coupled with a primarily fixed revenue stream based on a per-member, per-month payment structure, we normally experience lower operating margins in the summer and higher operating margins in the winter.

Our reported financial results could suffer if there is an impairment of long-lived assets.

We are required under generally accepted accounting principles in the United States of America (“GAAP”) to review the carrying value of long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or significant declines in the observable market value of an asset. Where the presence or occurrence of those events indicates that an asset may be impaired, we assess its recoverability by determining whether the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset. If such testing indicates the carrying value of the asset is not recoverable, we estimate the fair value of the asset using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets is less than carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value. The use of different estimates or assumptions in determining the fair value of our intangible assets may result in different values for those assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge. For example, we recorded an asset impairment charge of $14.2 million in 2018 related to NextGen.

In addition, goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. For example, goodwill generated in relation to the acquisition of Circulation was $40.0 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of one or more of our reporting units below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator or (5) a significant decline in our stock price.

As of December 31, 2018, the carrying value of goodwill, intangibles and property and equipment, net was $135.2 million, $26.1 million and $23.0 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could have a material adverse impact on our results of operations and financial position.

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

Regulatory Risks

Our Healthcare Segments conduct business in a heavily regulated healthcare industry. Compliance with existing Laws is costly, and changes in Laws or violations of Laws may result in increased costs or sanctions that could reduce our segments’ revenue and profitability.

The U.S. healthcare industry is subject to extensive federal and state Laws relating to, among other things:

•	professional licensure;

•	conduct of operations;

•	addition of facilities, equipment and services, including certificates of need;

•	coding and billing related to our services; and

•	payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. The Patient Protection and Affordable Care Act, as well as the anticipated attempts to repeal all or portions of those laws by the President and Congress, has also introduced some degree of regulatory uncertainty as the industry does not know how the changes it introduced or changes to it will affect many aspects of the industry. Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items and services reimbursable under Medicare, Medicaid and other governmental healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Federal and state Laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid. Our Healthcare Segments have implemented compliance policies to help assure their compliance with these regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require such segments to make changes in their facilities, equipment, personnel, services or the manner in which they conduct our business.

Changes in budgetary priorities of the government entities that fund the services our Healthcare Segments provide could result in our segments’ loss of contracts or a decrease in amounts payable to them under their contracts.

Our Healthcare Segments’ revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies. All of these contracts are subject to legislative appropriations and state or national budget approval, as well as changes to potential eligibility for services. The availability of funding under NET Services’ contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid methodology may further reduce the availability of federal funds to states in which our Healthcare Segments provide services. The President of the United States and Congress have proposed various changes to the Medicaid program, including considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary. CMS has invited states to submit requests for waivers to CMS that would allow states to reduce or eliminate the NET benefit for some populations. In response, several states have asked for and received temporary waivers of NET requirements for the Medicaid expansion or non-disabled adult population. In addition, in late 2018, DHHS published in the Unified Agenda its intention to revise the current regulations under which states are required to provide NET services for all Medicaid beneficiaries. The stated goal of this proposed rule is to provide states with greater flexibility as part of the administration’s reform initiatives. It is possible that revised regulations could be issued in 2019 or 2020 making it optional for the states to provide NET services to certain populations. Such changes, individually or in the aggregate, could have a material adverse effect on our Healthcare Segments operations.

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

Changes to provider assessment opportunities, the Medicaid programs in states in which our Healthcare Segments operate or in the structure of the federal government’s support for those programs can affect the amount of funds available in the programs our Healthcare Segments support. Because funding under our Healthcare Segments’ contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon such segments’ businesses.

Currently, many of the U.S. states in which our segments operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue.

Consequently, a significant decline in government expenditures, shift of expenditures or funding away from programs that call for the types of services that we provide, or change in government contracting or funding policies could cause payors to terminate their contracts with our segments or reduce their expenditures under those contracts, either of which could have a negative impact on our segments’ operating results.

Our Healthcare Segments are subject to regulations relating to privacy and security of patient and service user information. Failure to comply with privacy and security regulations could result in a material adverse impact on our segments’ operating results.

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

Our Healthcare Segments could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our segments’ operating results.

If our Healthcare Segments fail to comply with federal and state documentation, coding and billing rules, our segments could be subject to criminal or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our segments’ operating results. In billing for our segments’ services to third-party payors, our segments must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes. Our segments may be subject to audits conducted by our clients or their proxies that may result in recoupment of funds. In addition, our segments’ clients may be subject to certain audits that may result in recoupment of funds from our clients that may, in turn, implicate our segments’ services. Our segments’ businesses could be adversely affected in the event such an audit results in negative findings and recoupment from or penalties to their customers.

Our Healthcare Segments’ contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Government entities may take the position that if a transport cannot be matched to a healthcare event, or is conducted inconsistently with contractual, regulatory or even policy requirements, payment for such transport may be recouped by such customer.

While our Healthcare Segments carefully and regularly review their documentation, coding and billing practices, the rules are frequently vague and confusing and they cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge their practices. Such a challenge could result in a material adverse effect on our Healthcare Segments’ financial position and results of operations.

Our Healthcare Segments’ business could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with governments.

Our Healthcare Segments are subject to the federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our Healthcare Segments’ financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-Kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $100,000 per violation, imprisonment of up to ten years, civil penalties under the Civil Monetary Penalties Law of up to $100,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $22,363 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicaid and Medicare programs. Any such penalties could have a significant negative effect on our Healthcare Segments’ operations. Furthermore, the exclusion, if applied to such segments, could result in significant reductions in our revenues, which could materially and adversely affect such segments’ businesses, financial condition and results of their operations. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute with similar penalties.

Our Healthcare Segments’ businesses could be adversely affected by future legislative changes that hinder or reverse the privatization of non-emergency transportation services.

The market for certain of our Healthcare Segments’ services depends largely on government sponsored programs. These programs can be modified or amended at any time. Moreover, part of our growth strategy includes aggressively pursuing opportunities created by government initiatives to privatize the delivery of non-emergency transportation services. In 2017, legislation was proposed in the U.S. Congress, but not passed, which would reduce or eliminate certain non-emergency medical transportation services provided by NET Services as a required Medicaid benefit. If additional privatization initiatives are not proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our Healthcare Segments’ operating results.

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

If our Healthcare Segments fail to comply with physician self-referral laws, to the extent applicable to our operations, they could experience a significant loss of reimbursement revenue.

Our Healthcare Segments may be subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. Violation of these federal and state laws and regulations, to the extent applicable to our Healthcare Segments’ operations, may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicaid and Medicare programs. To the extent such segments do maintain such financial relationships with physicians, they rely on certain exceptions to self-referral laws that they believe will be applicable to such arrangements. Any failure to comply with such exceptions could result in the penalties discussed above.

As government contractors, our segments are subject to an increased risk of litigation and other legal actions and liabilities.

As government contractors, our segments are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities that are not as frequently experienced by companies that do not provide government sponsored services. Companies providing government sponsored services can also become involved in public inquiries which can lead to negative media speculation or potential cancellation or termination of contracts. Further, government contract awards are frequently challenged by the losing bidders leading to delays in contract start dates, rebids, or even loss of a previously awarded contract.

Our Healthcare Segments’ businesses are subject to licensing regulations and other regulatory provisions, including provisions governing surveys and audits. Changes to, or violations of, these regulations could negatively impact our Healthcare Segments’ revenues.

In many of the locations where our segments operate, they are required by local laws to obtain and maintain licenses. The applicable state and local licensing requirements govern the services our segments provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on our segments’ businesses and could prevent them from providing services to clients in a given jurisdiction. Our Healthcare Segments’ contracts are subject to surveys or audit by their payors or their clients. Our segments are also subject to regulations that restrict their ability to contract directly with a government agency in certain situations. Such restrictions could affect our segments’ ability to contract with certain payors and clients, and could have a material adverse impact on our segments’ results of operations.

Our Healthcare Segments’ contracts are subject to audit and modification by the payors with whom our Healthcare Segments contract, at their sole discretion.

Our Healthcare Segments’ businesses depend on their ability to successfully perform under various government funded contracts. Under the terms of these contracts, payors, government agencies or their proxy contractors can review our segments’ compliance or performance, as well as our segments’ records and general business practices at any time, and may, in their discretion:

•	suspend or prevent our segments from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	terminate or modify our segments’ existing contracts;

•	reduce the amount our segments are paid under our existing contracts; or

•	audit and object to our segments’ contract related fees.

Any increase in the number or scope of audits could increase our segments’ expenses, and the audit process may disrupt the day-to-day operations of our segments’ businesses and distract their management. If payors have significant audit findings, or if they make material modifications to our segments’ contracts, it could have a material adverse impact on our segments’ results of operations.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

We are subject to income taxation in both the U.S. and, due to our ownership of international entities prior to the WD Services sale, 10 foreign countries, including specific states or provinces where we operate. Our total income tax provision is a function of applicable local tax rates and the geographic mix of our income from continuing and discontinued operations before taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix, or foreign exchange rates could reduce our after-tax income.

Our total income tax provision is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment and estimation is required in determining our annual income tax expense and in evaluating our tax positions and related matters. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determinations are uncertain or otherwise subject to interpretation. In addition, we make judgments regarding the applicability of tax treaties and the appropriate application of transfer pricing regulations. In the event one taxing jurisdiction disagrees with another taxing jurisdiction with respect to the amount or applicability of a particular type of tax, or the amount or availability of a particular type of tax refund or credit, we could experience temporary or permanent double taxation and increased professional fees to resolve such taxation matters.

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

At December 31, 2018, our available credit under the Credit Facility was $187.7 million. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future, to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including refinancing all or a portion of our existing or future debt, incurring additional debt to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and fund anticipated expenditures. In addition, the Credit Facility matures on August 2, 2019. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. If we are unable to obtain additional financing, we may (i) be unable to satisfy our obligations under our outstanding indebtedness, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

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

•
expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

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

Our annual operating results and the market price for our Common Stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	changes in rates or coverage for services by payors;

•	changes in Medicaid, Medicare or other U.S. federal or state rules, regulations or policies;

•	market conditions or trends in our industry or the economy as a whole;

•	increased competition in any of our segments, including through insourcing of services by our clients and new entrants to the market;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;

•	changes in tax law; and

•	changes in accounting principles.

In addition, the stock markets, and in particular, NASDAQ, have experienced considerable price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we become involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 22, 2019, we had 12,833,846 outstanding shares of Common Stock which are freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our Common Stock held by or purchased by our affiliates are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

As of December 31, 2018, shares of our Preferred Stock were convertible into 2,010,045 shares of Common Stock. On May 5, 2018, we filed a registration statement under the Securities Act relating to (i) 3,574,300 shares of Common Stock, consisting of 1,653,755 shares of Common Stock and 1,920,545 shares of Common Stock issuable upon the conversion of shares of Preferred Stock and (ii) 765,916 shares of Preferred Stock, for the sale by Coliseum Capital Co-Invest, L.P., Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC - Series A (collectively, the “Coliseum Stockholders”) of such securities, which was declared effective on June 15, 2018.

In August 2016, we filed a registration statement under the Securities Act to register additional shares of Common Stock to be issued under our equity compensation plans and, as a result, all shares of Common Stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2018, there were stock options outstanding to purchase a total of 908,588 shares of our Common Stock and there were 52,131 shares of our Common Stock subject to restricted stock awards. In addition, 1,356,820 shares of our Common Stock are reserved for future issuances under the plan.

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

We are subject to the reporting and corporate governance requirements, under the listing standards of NASDAQ and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. Being a publicly listed company requires a significant commitment of additional resources and management oversight resulting in increased operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors (“Board”) and its committees and institute more comprehensive compliance and investor relations functions.

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

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, contingent obligations, NET Services transportation expense, recoverability of long-lived assets and doubtful accounts. In addition, the implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was effective for the Company beginning January 1, 2018, required a significant level of judgment and estimation. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges or reduce the value of assets that could adversely affect our results of operations, leading to a loss in investor confidence in our ability to manage our business and our stock price could decline.

Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our Common Stock.

Our second amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may be deemed to have anti-takeover effects, including provisions governing when and by whom special meetings of our stockholders may be called, and provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. In addition, in the event of certain change of control transactions, holders of Preferred Stock may be entitled under the governing certificate of designations to be paid both (i) the liquidation preference per share then in effect plus certain unpaid dividends and (ii) a pro rata portion of the transaction consideration on an as-converted basis. As a result of these provisions, holders of our Common Stock may not receive the full benefit of any premium to the market price of our Common Stock offered by a bidder in a takeover context.

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

Our principal executive office is located in Stamford, Connecticut. As of February 22, 2019, we leased space in approximately 40 locations. The lease terms vary and we believe are generally at market rates. We believe that our properties are adequate for our current business needs, and believe that we can obtain adequate space, if needed, to meet our foreseeable business needs.

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

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by the relators Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators was employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company intends to defend the litigation vigorously and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our Common Stock. As of February 22, 2019, there were 26 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, NASDAQ Health Services Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2013.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares of Common Stock that May Yet Be Purchased Under Program (2) (in thousands)
Fourth quarter:
October 1, 2018 to October 31, 2018	—	$—	—	$81,177
November 1, 2018 to November 30, 2018	226	$67.66	—	$81,177
December 1, 2018 to December 31, 2018	968	$65.70	—	$81,177
Total	1,194	$66.07	—

(1)	Includes shares that were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock awards.

(2)
On October 26, 2016, our Board authorized a new repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. Through October 26, 2017, a total of 770,808 shares were purchased through this plan for $30.4 million, excluding commission payments.

On November 2, 2017, our Board approved the extension of the Company’s prior stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, the Board authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77.8 million, and extended the existing stock repurchase program through June 30, 2019. Purchases under the repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of the Company’s officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements. As of December 31, 2018, a total of 1,018,989 shares were purchased through the extended plan approved on November 2, 2017, for $66.3 million, excluding commission payments. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Significant transactions which occurred during the periods presented include the acquisition of Ingeus effective May 30, 2014, which primarily comprised our WD Services segment; the investment in Mission Providence, a joint venture in Australia, which commenced operations in 2014 but was sold on September 29, 2017; our equity interest in Matrix effective October 19, 2016, which was originally acquired on October 23, 2014, comprised our HA Services segment through October 19, 2016; and the acquisition of Circulation effective September 21, 2018, which is included in our NET Services segment. The operations of HA Services, Human Services, which was sold effective November 1, 2015, and WD Services, which was sold effective December 21, 2018, have been presented as discontinued operations for all periods presented.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(1)(2)(3)(4)(11)	(5)(6)(7)(8)(11)	(7)(9)(11)	(10)	(12)
	(dollars and shares in thousands, except per share data)
Statement of operations data:
Service revenue, net	$1,384,965	$1,318,220	$1,233,842	$1,082,951	$884,117

Operating expenses:
Service expense	1,284,603	1,223,627	1,131,963	987,352	803,681
General and administrative expense	46,098	43,491	39,527	40,598	45,566
Asset impairment charge	14,175	—	1,415	—	—
Depreciation and amortization	15,813	13,618	12,780	10,221	8,808
Total operating expenses	1,360,689	1,280,736	1,185,685	1,038,171	858,055
Operating income	24,276	37,484	48,157	44,780	26,062
Non-operating expense:
Interest expense, net	1,783	1,204	1,515	2,312	10,472
Other income	—	(5,363)	—	—	—
Equity in net loss (gain) of investees	6,158	(13,445)	1,789	—	—
Gain on measurement of cost method investment	(6,577)	—	—	—	—
Income from continuing operations, before income taxes	22,912	55,088	44,853	42,468	15,590
Provision for income taxes	4,684	4,003	17,972	15,718	8,053
Income from continuing operations, net of tax	18,228	51,085	26,881	26,750	7,537
(Loss) income from discontinued operations, net of tax	(37,053)	2,735	62,965	56,444	12,738
Net (loss) income	(18,825)	53,820	89,846	83,194	20,275
Net (gain) loss from discontinued operations attributable to noncontrolling interests	(156)	(451)	2,082	502	—
Net (loss) income attributable to Providence	$(18,981)	$53,369	$91,928	$83,696	$20,275
Diluted (loss) earnings per common share:
Continuing operations	$0.92	$2.97	$1.34	$1.22	$0.50
Discontinued operations	(2.86)	0.15	3.87	3.18	0.85
Total	$(1.94)	$3.12	$5.21	$4.40	$1.35
Weighted-average number of common shares outstanding:
Diluted	13,033	13,673	14,779	16,116	15,019

	As of December 31,
	2018	2017	2016	2015	2014
	(2)(3)(11)		(9)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$5,678	$52,798	$72,262	$79,756	$121,538
Total assets	572,246	704,090	685,279	1,050,202	1,168,934
Long-term obligations, including current portion	1,071	2,984	3,611	300,071	574,613
Other liabilities	182,785	287,543	306,428	382,423	372,907
Convertible preferred stock	77,392	77,546	77,565	77,576	—
Total stockholders’ equity	310,998	336,017	297,675	290,132	221,414

(1) General and administrative expense for the year ended December 31, 2018 includes $1.7 million in acquisition costs related to the acquisition of Circulation and $8.4 million in restructuring and related costs related to the Organizational Consolidation.

(2) In conjunction with the acquisition of Circulation and an analysis of the technology capabilities and scalability of the Circulation platform, we determined we would not continue the development of our NextGen technology. We also determined we would not place any of the developed NextGen technology into service, and recorded an asset impairment charge of $13.5 million related to our NET Services segment during the fourth quarter of 2018. In addition, we had previously recorded an impairment charge of $0.7 million during the second quarter of 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary NextGen systems, based on the determination of an alternative method to accomplish this task.

(3) On September 21, 2018, we acquired all of the outstanding equity of Circulation. The purchase price was comprised of cash consideration of $45.1 million paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than Providence. Our initial investment in Circulation was $3.0 million. As a result of the transaction, the fair value of this pre-acquisition interest increased to $9.6 million, and thus we recognized a gain of $6.6 million.

(4) On December 21, 2018, we completed the sale of our WD Services segment. Included in (loss) income from discontinued operations, net of tax, for 2018 is a loss, net of tax, on the WD Services sale of $1.1 million. We additionally sold our Ingeus France operations, effective July 17, 2018 and recorded a loss on the sale of $0.7 million. We also incurred an impairment charge of $9.2 million for the adjustment of the carrying value of the assets and liabilities of Ingeus France to its estimated fair value when it was initially recorded as held for sale during 2018, which is included in (loss) income from discontinued operations, net of tax.

(5)
Other income for the year ended December 31, 2017 includes the receipt of the Haverhill Litigation settlement of $5.4 million. See further information on the Haverhill Litigation in Note 20, Commitments and Contingencies, in the accompanying consolidated financial statements.

(6)
(Loss) income from discontinued operations, net of tax, for the year ended December 31, 2017 includes a gain on sale of equity investment of $12.4 million related to the sale of the Company’s equity interest in Mission Providence. The investment in Mission Providence was part of the WD Services segment.

(7)
(Loss) income from discontinued operations, net of tax, for the years ended December 31, 2017 and 2016 include losses of $6.0 million and $5.6 million, respectively, related to potential indemnification claims for our historical Human Services segment.

(8)
The year ended December 31, 2017 includes a net tax benefit of $15.9 million related to the enactment of the Tax Reform Act (as defined below) during the fourth quarter of 2017 due to the re-measurement of deferred tax liabilities by Providence as a result of the reduction in the U.S. corporate tax rate. Providence realized a benefit of $19.3 million, partially offset by $3.4 million of increased tax expense resulting from additional equity in net gain of Matrix, due to Matrix’s re-measurement of its deferred tax liabilities. In addition, the tax provision was adversely impacted by tax expense of $3.6 million related to the Company’s 2015 Holding Company LTI Program (the “HoldCo LTIP”), for which expense was incurred for financial reporting purposes, but no shares were issued due to the market condition of the award not being satisfied and thus no tax deduction was realized.

(9)
On October 19, 2016, we completed the Matrix Transaction. Included in (loss) income from discontinued operations, net of tax, for 2016 is a gain on the transaction, net of tax, totaling $109.4 million. In conjunction with the completion of this transaction, we fully repaid the amounts outstanding on our term loans and Credit Facility in 2016.

(10)
On November 1, 2015, we completed the sale of our Human Services segment. Included in (loss) income from discontinued operations, net of tax, for 2015 is a gain on the sale of the Human Services segment, net of tax, totaling $100.3 million.

(11)
Equity in net (gain) loss of investees relates to Matrix, which became an equity investment upon the completion of the Matrix Transaction. We recorded $6.2 million in equity in net loss of investees and $13.4 million in equity in net gain of investees in 2018 and 2017, respectively. We recorded $1.8 million in equity in net loss of investees for the period of October 19, 2016 through December 31, 2016. The equity in net gain from Matrix for the year ended December 31, 2017 includes a benefit of $13.6 million related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act. As a result of the increased equity income, Providence incurred higher tax expense of $3.4 million, which is reflected as a component of “Provision for income taxes” in the table above. The investment in Matrix at December 31, 2018 of $161.5 million is included in “Equity investments” in our consolidated balance sheet.

(12)
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

We own subsidiaries and investments primarily engaged in the provision of healthcare services in the United States. Our NET Services segment, which primarily operates under the brands LogistiCare and Circulation, is the largest manager of NET programs for state governments and MCOs in the United States. On September 21, 2018, we completed the acquisition of Circulation, which offers a full suite of logistics solutions to manage NET programs across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation’s technology expands LogistiCare’s capabilities to manage transportation benefits, integrating all transportation capabilities while proactively monitoring for fraud waste and abuse and emphasizing member convenience and satisfaction.

Our Matrix Investment segment consists of a minority investment in Matrix, a nationwide provider of home and mobile-based healthcare services for health plans in the United States, including CHAs, quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities.

Our Corporate and Other segment includes the Company’s executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions, as well as the results of the Company’s captive insurance company. On April 11, 2018, the Company announced the Organizational Consolidation. LogistiCare will retain its name and continue to be headquartered in Atlanta, GA, and the Company will continue to be named The Providence Service Corporation and be listed on NASDAQ under the ticker symbol “PRSC”. The Organizational Consolidation is expected to be complete by the second quarter of 2019.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•	an aging population, which will increase demand for healthcare services and transportation;

•	a movement towards value-based versus fee for service care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

•	increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;

•	technological advancements, which may be utilized by us to improve service and lower costs, but also by others which may increase industry competitiveness; and

•
proposals by the President of the United States and Congress to change the Medicaid program, including considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary, and CMS’ grant of waivers to states relative to the parameters of their Medicaid programs. Enactment of adverse legislation, regulation or agency guidance, or litigation challenges to ACA, state Medicaid programs, or other governmental programs may reduce the eligibility or demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

On December 21, 2018, the Company completed the WD Services Sale, except for the segment’s employment services operations in Saudi Arabia. Our contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. The total cash consideration from the sale was approximately $46.5 million, with the buyer retaining existing WD Services cash of $21.0 million. In addition to the purchase consideration, the

Company expects to be able to realize cash tax benefits of approximately $51.9 million as a result of the transaction, including approximately $34.3 million in tax refunds by the fourth quarter of 2019 in relation to its 2018 tax returns and loss carrybacks, which is inclusive of $0.6 million of tax that would have been otherwise due in the fourth quarter of 2018. The remaining cash tax benefit of $17.6 million is expected to be realized as an offset to tax payments over the following three years, based upon the Company’s current estimate of taxable income. In addition, $1.1 million of benefits related to future capital loss is available, which amount was reserved as of December 31, 2018.

On September 21, 2018, the Company completed the acquisition of Circulation, which offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation enables administration of transportation benefits, proactively monitors for fraud waste and abuse, and integrates all transportation capabilities, while emphasizing patient convenience and satisfaction. Circulation’s proprietary platform simplifies ordering, improves reliability and efficiency, and reduces transportation spend. We believe the acquisition advances our central mission of reducing transportation as a barrier to healthcare, and will help deliver a differentiated user experience and provide a core technology and analytics platform that better positions us for growth. Following the acquisition and an analysis of the technology capabilities and scalability of the Circulation platform, we determined we will utilize the Circulation platform to service our legacy and new contracts, which resulted in an impairment charge of $13.5 million to NextGen. See further information on the impairment in Note 7, Property and Equipment, in the accompanying consolidated financial statements. Also, in connection with the acquisition of Circulation, the Company established a management incentive plan (“MIP”), whereby certain key employees of Circulation may be entitled to cash payments if certain financial measures are met based upon cumulative NET Services EBITDA; less the assumption of former Corporate and Other segment costs; less cumulative CAPEX (“MIP Financial Performance”) for the performance period January 1, 2019 to December 31, 2021 as compared to the baseline, as determined by the Board. To the extent amounts are earned, the payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021. Payout is subject to the participant remaining employed by the Company through December 31, 2021. The amount that can be earned through the MIP ranges from $12.5 million to $237.5 million, based on a range of value of the MIP Financial Performance of $272.5 million to $395.5 million. As of December 31, 2018, the Company has accrued $1.4 million, reflected in “Other long-term liabilities” in the consolidated balance sheet, towards its estimate of the expected payout under the MIP.

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval. As a result, an impairment charge of $9.2 million was recorded during the year ended December 31, 2018, and a loss, primarily related to the release of the effects of historic cumulative translation adjustments, of $0.7 million was recorded during the year ended December 31, 2018.

Revenues and Expenses

NET Services

NET Services primarily contracts with state Medicaid agencies and MCOs for the coordination of their members’ non-emergency transportation needs. Most contracts are capitated, which means we are paid on a per-member, per-month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve its clients.

Classification of Operating Expenses

Our “Service expense” line item includes the majority of the operating expenses of NET Services as well as our captive insurance company, with the exception of certain costs which are classified as “General and administrative expense”. Service expense also excludes asset impairment charges and depreciation and amortization expenses. In the discussion below, we present the breakdown of service expense by the following major categories: purchased services, payroll and related costs, other operating expenses and stock-based compensation. Purchased services include the amounts we pay to third-party service providers and are typically dependent upon service volume. Payroll and related costs include all personnel costs of our segments. Other operating expenses include general overhead costs, excluding facilities and related charges, of our segments. Stock-based compensation represents the stock-based compensation expense associated with stock grants to employees of our segments.

Our “General and administrative expense” primarily includes the operating expenses of our corporate office, excluding depreciation and amortization, as well as acquisition related charges and facility related charges of NET Services.

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

Accrued Transportation Costs

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

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price paid over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, developed technology and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ significantly from estimates.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The financial reporting impact of the Tax Reform Act was completed in the fourth quarter of 2018 and an additional benefit of $0.3 million was recorded.

Reinsurance and Self-Insurance Liabilities

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. In conjunction with the policy renewals on May 16, 2017, SPCIC did not renew the expiring policies. However, SPCIC continues to resolve claims under the historical policy years. In addition, under the current policies, the Company retains liability up to the policy deductibles. In addition, we maintain self-funded health insurance programs for employees with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability based on member enrollment. We utilize independent actuarial reports to determine the expected losses and in order to record the appropriate entries associated with our historical reinsurance programs, our retained exposure for the deductibles under our current policies, and self-funded health insurance programs. We regularly analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as evaluating historical paid claims, average lag times between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are recorded once a probable amount is known.

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

Stock-Based Compensation

Our primary forms of employee stock-based compensation are stock option awards and restricted stock awards, including certain awards which vest based upon performance conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We recognize the fair value as stock-based compensation expense on a straight-line basis over the requisite service period, which is typically the vesting period. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We do not record stock-based compensation expense net of estimated forfeitures and the tax effects of awards are treated as discrete items in the period in which tax windfalls or shortfalls occur. See additional discussion included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements.

Our tax rate is subject to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes based upon the fair value of the award at the grant date.

Restructuring, Redundancy and Related Reorganization Costs

We accrue for severance and other employee separation costs when it is probable that benefits would be paid and the amounts are reasonably estimable. The amounts used in determining severance accruals are based on an estimate of the salaries and related benefit costs payable and are included in accrued expenses to the extent they have not been paid.

Results of Operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by our corporate division on behalf of the segment, which primarily relate to insurance and stock-based compensation allocations. Indirect expenses, including unallocated corporate functions and expenses, such as executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company and elimination entries recorded in consolidation are reflected in “Corporate and Other”.

Discontinued operations. During the periods presented, the Company completed the following transactions, which resulted in the presentation of the operations as Discontinued Operations.

•
On November 1, 2015, the Company completed the sale of its Human Services segment. In addition to the results through the sale date, the Company has recorded additional expenses related to legal proceedings related to an indemnified legal matter.

•
On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest at the time of the transaction. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s HA Services segment.

•
On December 21, 2018, the Company completed the sale of substantially all of the operating subsidiaries of its WD Services segment to APM and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. The Company’s contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. Additionally, on June 11, 2018, the Company entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2018 and 2017 (in thousands):

	Year ended December 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,384,965	100.0%	1,318,220	100.0%

Operating expenses:
Service expense	1,284,603	92.8%	1,223,627	92.8%
General and administrative expense	46,098	3.3%	43,491	3.3%
Asset impairment charge	14,175	1.0%	—	—%
Depreciation and amortization	15,813	1.1%	13,618	1.0%
Total operating expenses	1,360,689	98.2%	1,280,736	97.2%

Operating income	24,276	1.8%	37,484	2.8%

Non-operating expense:
Interest expense, net	1,783	0.1%	1,204	0.1%
Other income	—	—%	(5,363)	(0.4)%
Equity in net loss (gain) of investees	6,158	0.4%	(13,445)	(1.0)%
Gain on remeasurement of cost method investment	(6,577)	(0.5)%	—	—%
Income from continuing operations before income taxes	22,912	1.7%	55,088	4.2%
Provision for income taxes	4,684	0.3%	4,003	0.3%
Income from continuing operations	18,228	1.3%	51,085	3.9%
(Loss) income from discontinued operations, net of tax	(37,053)	(2.7)%	2,735	0.2%
Net (loss) income	(18,825)	(1.4)%	53,820	4.1%
Net (income) loss from discontinued operations attributable to noncontrolling interest	(156)	—%	(451)	—%
Net (loss) income attributable to Providence	(18,981)	(1.4)%	53,369	4.0%

Service revenue, net. Consolidated service revenue, net for 2018 increased $66.7 million, or 5.1%, compared to 2017 due to an increase in revenue of NET Services.

Total operating expenses. Consolidated operating expenses for 2018 increased $80.0 million, or 6.2%, compared to 2017. Operating expenses for 2018 compared to 2017 included an increase in expenses attributable to NET Services of $76.0 million and Corporate and Other of $4.0 million. NET Services’ operating expenses include asset impairment charges of $14.2 million for 2018.

Operating income. Consolidated operating income for 2018 decreased $13.2 million compared to 2017 due to an increase in the operating loss for Corporate and Other of $4.0 million in 2018 as compared to 2017, and a decrease in operating income of NET Services in 2018 as compared to 2017 of $9.3 million.

Interest expense, net. Consolidated interest expense, net for 2018 increased $0.6 million, or 48.1%, compared to 2017, and remained consistent as a percentage of revenue. The increase was attributable to borrowings on the revolving line of credit during the second half of 2018 used to fund the Circulation acquisition, which were repaid as of December 31, 2018.

Other income. Other income in 2017 of $5.4 million represents the settlement received from the Haverhill Litigation.

Equity in net (gain) loss of investees. Our equity in net (gain) loss of investees for 2018 of $6.2 million represents equity in net loss for Matrix. Our equity in net gain of investees for 2017 of $13.4 million represents equity in net gain for Matrix. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and we record our ownership percentage of Matrix’s profit or loss in net loss or gain of investees. Included in Matrix’s 2018 full standalone net loss of $20.0 million (which is not consolidated with Providence’s) are depreciation and amortization of $43.1 million, interest expense of $25.9 million, integration related costs of $6.5 million, equity compensation of $2.7 million, management fees paid to Matrix’s shareholders of $4.9 million, merger and acquisition diligence related costs of $2.3 million and income tax benefit of $7.2 million. Included in Matrix’s 2017 full standalone net income of $26.7 million (which is not consolidated with Providence’s) are depreciation and amortization of $33.5 million, interest expense of $14.8 million, transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $2.6 million, management fees paid to Matrix’s shareholders of $2.3 million and income tax benefit of $29.6 million. Matrix’s significant income tax benefit in 2017 primarily related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act.

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

Provision for income taxes. Our effective tax rate from continuing operations for 2018 was 20.4%. The effective tax rate was relatively consistent with the U.S. federal statutory rate of 21%, reflecting the benefit of stock option exercises and tax credits, partially offset by the impact of state income tax.

Our effective tax rate from continuing operations for 2017 was 7.3%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the Tax Reform Act. The tax provision includes a benefit of $15.9 million related to the enactment of the Tax Reform Act during the fourth quarter of 2017, consisting of a net tax benefit of $19.3 million from the re-measurement of deferred tax liabilities from the lower U.S. corporate tax rate, partially offset by additional tax expense of $3.4 million due to an increase in our equity in net gain of Matrix as a result of Matrix’s re-measurement of deferred tax liabilities. In addition, the Company incurred tax expense of $3.6 million related to the HoldCo LTIP, for which expense was recorded for financial reporting purposes based upon fair value of the award at the grant date, but no shares were issued due to the market condition of the award not being satisfied. This tax expense was the result of the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes.

(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, includes the activity of our former WD Services segment and our former Human Services segment. For 2018, the loss from discontinued operations, net of tax, for our former WD Services segment was of $37.0 million. Included in the loss was a loss on disposition, net of tax, of $1.8 million as well as an asset impairment charge of $9.2 million related to the sale of WD Services operations in France in the second quarter of 2018. For 2017, income from discontinued operations, net of tax for our WD Services segment was $8.7 million, which included a gain on sale of our equity interest in Mission Providence of $12.4 million.

For 2018, the loss from discontinued operations, net of tax for our Human Services segment was $0.1 million, which primarily reflects a reduction of the accrued settlement amount for indemnified legal matters, based on the final settlement agreement, offset by the related income tax impact. For 2017, the loss from discontinued operations, net of tax for our Human Services segment was $6.0 million, which primarily related to the accrual of a contingent liability of $9.0 million related to the settlement of indemnification claims and associated legal costs of $0.7 million, partially offset by a related tax benefit.

Net (income) loss from discontinued operations attributable to noncontrolling interests. Net (income) loss from discontinued operations attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our historical WD Services segment.

Segment Results. The following analysis includes discussion of each of our segments.

NET Services

NET Services financial results are as follows for 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,384,965	100.0%	1,318,220	100.0%

Service expense	1,285,029	92.8%	1,227,426	93.1%
General and administrative expense	14,247	1.0%	11,779	0.9%
Asset impairment charge	14,175	1.0%	—	—%
Depreciation and amortization	15,026	1.1%	13,275	1.0%
Operating income	56,488	4.1%	65,740	5.0%

Service revenue, net. Service revenue, net for NET Services in 2018 increased $66.7 million, or 5.1%, compared to 2017. The increase was primarily related to the impact of new contracts, including managed care organization (“MCO”) contracts in Illinois, Indiana, Oregon and New York and new state contracts in Texas and West Virginia, which contributed $112.8 million of revenue for 2018, as well as net increased revenue from existing contracts of $39.2 million, due to the net impact of membership and rate changes, including the impact of increased rates agreed after 2017 on certain contracts related to increased costs to serve the contracts, which was partially offset by the impact of a retroactive rate adjustment recorded in 2017 related to increased utilization activity under a significant contract. Revenue additionally increased $2.2 million due to revenue generated from Circulation in the fourth quarter of 2018. These increases were partially offset by the impact of contracts we no longer serve, including state contracts in New York and Connecticut, certain MCO contracts in Florida and Louisiana, and decreased membership in Virginia, which resulted in a decrease in revenue of $72.0 million. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $15.5 million in 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense. Service expense is comprised of the following for 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	1,055,278	76.2%	1,009,518	76.6%
Payroll and related costs	179,175	12.9%	165,666	12.6%
Other operating expenses	49,626	3.6%	51,720	3.9%
Stock-based compensation	950	0.1%	522	—%
Total service expense	1,285,029	92.8%	1,227,426	93.1%

Service expense for 2018 increased $57.6 million, or 4.7%, compared to 2017. The increase in service expense was primarily due to higher purchased services and payroll and related costs. Purchased services expense increased primarily as a result of new contracts, which was partially offset by the impact of terminated contracts. Purchased services as a percentage of revenue decreased from 76.6% in 2017 to 76.2% in 2018. This was due primarily to lower transportation costs on a per trip basis in certain geographies as a result of ongoing initiatives to better align the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers. Transportation costs on a per trip basis fluctuate from period to period.

Payroll and related costs as a percentage of revenue increased from 12.6% in 2017 to 12.9% in 2018 due to increased corporate staffing, temporary labor and increased health insurance expenses, as well as the impact from the acquisition of Circulation. Other operating expenses decreased for 2018 as compared to 2017 primarily attributable to a decrease in costs targeted at operational improvement from $6.3 million in 2017 to $2.8 million in 2018. This decrease was partially offset by increased software and hardware maintenance costs associated with new technology initiatives.

General and administrative expense. General and administrative expenses in 2018 increased $2.5 million, or 21.0%, as compared to 2017, primarily due to $1.7 million of transaction expenses related to the acquisition of Circulation in 2018, as well as increased facility costs resulting from the overall growth of our operations.

Asset impairment charge. Following the acquisition of Circulation and an analysis of the technology capabilities and scalability of the Circulation platform, we determined we would not continue the development of NextGen. We also determined we would not place any of the developed NextGen into service and recorded an asset impairment charge of $13.5 million related to our NET Services segment during the fourth quarter of 2018. We had previously recorded an impairment charge of $0.7 million during the second quarter of 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary NextGen system, based on the determination of an alternative method to accomplish this task.

Depreciation and amortization expense. Depreciation and amortization expenses increased $1.8 million compared to 2017, primarily due to the addition of long-lived assets relating to information technology projects, as well as amortization expense related to the intangible assets acquired with the Circulation acquisition. As a percentage of revenue, depreciation and amortization increased to 1.1% for 2018 from 1.0% for 2017.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the Providence corporate level, our captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
	$	$
Service expense	(426)	(3,799)
General and administrative expense	31,851	31,712
Depreciation and amortization	787	343
Operating loss	(32,212)	(28,256)

Operating loss. Corporate and Other operating loss in 2018 increased by $4.0 million, or 14.0%, as compared to 2017. Included in “General and administrative expense” for 2018 are $8.4 million of expenses relating to the Organizational Consolidation, including retention, recruitment and accelerated stock-based compensation expenses. Additionally, included in “Depreciation and amortization” is $0.4 million of accelerated depreciation expense incurred in relation to the Organizational Consolidation. General and administrative expenses for 2018 also include an increase in legal and consulting costs over 2017. Included in both 2018 and 2017 is a reduction in insurance loss reserves in “Service expense” due to favorable claims history of our captive reinsurance program.

The operating loss included expense of less than $0.1 million and $2.4 million, respectively, of cash settled stock-based compensation for 2018 and 2017, primarily as a result of an increase in the Company’s stock price in 2017 as compared to a decrease in 2018. The operating loss included $6.3 million and $7.1 million, respectively, of share settled stock-based compensation, excluding accelerated stock-based compensation expense related to the Organizational Consolidation, for 2018 and 2017. Share settled stock-based compensation expense for 2017 included stock-based compensation for the HoldCo LTIP of $4.7 million.

Costs associated with the resignation of James Lindstrom, a former Chief Executive Officer of the Company, during the year ended December 31, 2017 include cash compensation related items of $0.9 million, stock-based compensation of $0.7 million, and other costs of $0.2 million. These costs are recorded as part of “General and administrative expense”.

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2017 and 2016 (in thousands):

	Year ended December 31,
	2017		2016
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,318,220	100.0%	1,233,842	100.0%

Operating expenses:
Service expense	1,223,627	92.8%	1,131,963	91.7%
General and administrative expense	43,491	3.3%	39,527	3.2%
Asset impairment charge	—	—%	1,415	0.1%
Depreciation and amortization	13,618	1.0%	12,780	1.0%
Total operating expenses	1,280,736	97.2%	1,185,685	96.1%

Operating income	37,484	2.8%	48,157	3.9%

Non-operating expense:
Interest expense, net	1,204	0.1%	1,515	0.1%
Other income	(5,363)	(0.4)%	—	—%
Equity in net (gain) loss of investees	(13,445)	(1.0)%	1,789	0.1%
Income from continuing operations before income taxes	55,088	4.2%	44,853	3.6%
Provision for income taxes	4,003	0.3%	17,972	1.5%
Income from continuing operations	51,085	3.9%	26,881	2.2%
Income from discontinued operations, net of tax	2,735	0.2%	62,965	5.1%
Net income	53,820	4.1%	89,846	7.3%
Net (income) loss from discontinued operations attributable to noncontrolling interest	(451)	—%	2,082	0.2%
Net income attributable to Providence	53,369	4.0%	91,928	7.5%

Service revenue, net. Consolidated service revenue, net for 2017 increased $84.4 million, or 6.8%, compared to 2016 due to an increase in revenue of NET Services.

Total operating expenses. Consolidated operating expenses for 2017 increased $95.1 million, or 8.0%, compared to 2016. Operating expenses for 2017 compared to 2016 included an increase in expenses attributable to NET Services of $95.8 million, which was partially offset by a decrease at Corporate and Other of $0.7 million. 2016 operating expenses include an asset impairment charge of $1.4 million at Corporate and Other.

Operating income. Consolidated operating income for 2017 decreased $10.7 million compared to 2016 due to a decrease in operating income of NET Services in 2017 as compared to 2016 of $11.3 million, which was partially offset by a decrease in the operating loss for Corporate and Other of $0.6 million in 2017 as compared to 2016.

Interest expense, net. Consolidated interest expense, net for 2017 decreased $0.3 million compared to 2016, and remained constant as a 0.1% of revenue.

Other income. Other income in 2017 of $5.4 million represents the settlement received from the Haverhill Litigation.

Equity in net (gain) loss of investees. Our equity in net (gain) loss of investees for 2017 includes equity in net gain for Matrix of $13.4 million. Our equity in net loss of investees for 2016 includes equity in net loss for Matrix of $1.8 million. We began reporting Matrix as an equity investment effective October 19, 2016, upon the completion of the Matrix Transaction, and we record our ownership percentage of Matrix’s profit or loss in net loss or gain of investees. Included in Matrix’s 2017 full standalone net income of $26.7 million (which is not consolidated with Providence’s) are depreciation and amortization of $33.5 million, interest expense of $14.8 million, transaction bonuses and other transaction related costs of $3.5 million, equity compensation of $2.6 million, management fees paid to Matrix’s shareholders of $2.3 million, merger and acquisition diligence related costs of $0.7 million and income tax benefit of $29.6 million. Matrix’s significant income tax benefit in 2017 primarily related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act. Included in Matrix’s 2016 full standalone net loss of $4.2 million (which is not consolidated with Providence’s) are depreciation and amortization of $6.4 million, interest expense of $2.9 million, transaction bonuses and other transaction related costs of $6.4 million, equity compensation of $0.4 million, management fees paid to Matrix’s shareholders of $0.4 million and income tax benefit of $2.8 million.

Provision for income taxes. Our effective tax rate from continuing operations for 2017 was 7.3%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the Tax Reform Act. The tax provision includes a benefit of $15.9 million related to the enactment of the Tax Reform Act during the fourth quarter of 2017, consisting of a net tax benefit of $19.3 million from the re-measurement of deferred tax liabilities from the lower U.S. corporate tax rate, partially offset by additional tax expense of $3.4 million due to an increase in our equity in net gain of Matrix as a result of Matrix’s re-measurement of deferred tax liabilities. In addition, the Company incurred tax expense of $3.6 million related to the HoldCo LTIP, for which expense was recorded for financial reporting purposes based upon fair value of the award at the grant date, but no shares were issued due to the market condition of the award not being satisfied. This tax expense was the result of the adoption of ASU 2016-09, which subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes.

Our effective tax rate from continuing operations for 2016 was 40.1%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the impact of state taxes.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, includes the activity of our former WD Services segment, Human Services segment and our former HA Services segment, composed entirely of our 100% ownership in Matrix until the completion of the Matrix Transaction on October 19, 2016. See Note 23, Discontinued Operations, to our consolidated financial statements for additional information.

For 2017, income from discontinued operations, net of tax for our WD Services segment was $8.7 million, which included a gain on sale of our equity interest in Mission Providence of $12.4 million. For 2016, the loss from discontinued operations, net of tax for our WD Services segment was $45.8 million, which included an asset impairment charge of $19.6 million.

For 2017, loss from discontinued operations, net of tax for our Human Services segment was $6.0 million, which primarily related to the accrual of a contingent liability of $9.0 million related to the settlement of indemnification claims and associated legal costs of $0.7 million, partially offset by a related tax benefit. For 2016, the loss from discontinued operations, net of tax for our Human Services segment was $5.6 million, which included an accrual of $6.0 million with respect to potential indemnification claims, legal costs of $1.1 million related to these potential claims and transaction related expenses of $0.8 million, partially offset by a related tax benefit.

Income from discontinued operations, net of tax for our HA Services segment was $114.3 million for 2016, which included a gain on disposition, net of tax, of $109.4 million.

Net (income) loss from discontinued operations attributable to noncontrolling interests. Net (income) loss from discontinued operations attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our historical WD Services segment.

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

Service revenue, net. Service revenue, net for NET Services in 2017 increased $84.5 million, or 6.8%, compared to 2016. The increase was related to net increased revenue from existing contracts, including successfully renewed contracts, of $82.5 million, due to the net impact of membership and rate changes. Included within net rate changes are the positive impacts of final agreements on rate adjustments related to existing contracts that experienced increased utilization in 2017 as well as the release of previously accrued revenue hold-backs based on certain contract performance requirements on a significant contract. Additionally, the impact of new contracts, including new MCO contracts in Florida and New York, contributed $93.8 million of revenue for 2017. These increases were partially offset by the $91.8 million impact on revenue of contracts we no longer serve, including a contract with the state of New York.

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

Service expense for 2017 increased $94.6 million, or 8.3%, compared to 2016. The increase in service expense was primarily attributable to the impact of new MCO contracts in California, Florida and New York. Purchased services as a percentage of revenue increased from 75.2% in 2016 to 76.6% in 2017 primarily attributable to an increase in utilization across multiple contracts. The higher utilization was in part driven by increased Medicaid reimbursement in New Jersey for certain medical services, increasing the demand for transportation services, and increased utilization across multiple MCOs in California. Additionally, due to milder winter weather conditions during the first quarter of 2017, we experienced above expected utilization; however, we experienced lower utilization for contracts in the third quarter of 2017 due in part to the impact of Hurricane Irma. The increase in purchased services as a percentage of revenue caused by increased utilization was partially offset by the successful implementation of initiatives aimed at lowering transportation costs on a per trip and per mile basis as well as the release of a reserve based upon the finalization of a contract amendment with a state customer.

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

General and administrative expense. General and administrative expense in 2017 increased $0.4 million, or 3.3%, as compared to 2016, due to increased facility costs resulting from the overall growth of our operations. As a percentage of revenue, general and administrative expense remained constant at 0.9%.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained constant at 1.0%.

Corporate and Other

Corporate and Other includes the headcount and professional service costs incurred at the holding company level, at our captive insurance company, and elimination entries to account for inter-segment transactions. Corporate and Other financial results are as follows for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
	$	$
Service revenue, net	—	122

Service expense	(3,799)	(894)
General and administrative expense	31,712	28,121
Asset impairment charge	—	1,415
Depreciation and amortization	343	405
Operating loss	(28,256)	(28,925)

Operating loss. Corporate and Other operating loss in 2017 decreased by $0.6 million, or 2.3%, as compared to 2016 primarily due a reduction in insurance loss reserves of $3.5 million in 2017, versus $2.5 million in 2016, due to favorable claims history of our captive reinsurance programs, as well as decreased costs of the captive operations due to no longer writing new policies as of May 2017, which is included in “Service expense”, decreased accounting, legal and professional fees included in “General and administrative expense”, and decreased asset impairment charges, as $1.4 million was recorded in 2016 in relation to the sale of a building. These decreases were partially offset by an increase in cash settled stock-based compensation expense of $3.6 million, primarily as a result of an increase in the Company’s stock price in 2017 as compared to a decrease in 2016, an increase in share settled stock-based compensation expense of $2.7 million, primarily related to an increase in expense for the HoldCo LTIP despite this program expiring with no shares due to any employees, expense for stock options issued to a former chief executive officer upon separation from the Company, and a benefit recorded in 2016 for performance based units, with no corresponding benefit in 2017.

General and administrative expense includes stock-based compensation for the HoldCo LTIP of $4.7 million and $3.3 million for 2017 and 2016, respectively. No shares were distributed under the HoldCo LTIP as the volume weighted average of Providence’s stock price over the 90-day trading period ended on December 31, 2017 was less than $56.79. As such, as of December 31, 2017, we accelerated all remaining unrecognized compensation expense for the Holdco LTIP as there was no further requisite service period associated with the award resulting in an acceleration of expense of $1.1 million. General and administrative expense also includes $0.4 million and $1.6 million for 2017 and 2016, respectively, related to a shareholder lawsuit.

Costs associated with the resignation of James Lindstrom during the year ended December 31, 2017 include cash compensation related items of $0.9 million, stock-based compensation of $0.7 million, and other costs of $0.2 million. These costs are recorded as part of “General and administrative expense”.

Seasonality

Our quarterly operating results and operating cash flows normally fluctuate due in part to seasonal factors, uneven demand for services and the timing of new contracts, which impact the amount of revenues earned and expenses incurred. NET Services experiences fluctuations in demand during the summer and winter. Due to higher demand in the summer months, lower demand during the winter months, and a primarily fixed revenue stream based on a per-member, per-month payment structure, NET Services normally experiences lower operating margins during the summer season and higher operating margins during the winter.

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs and costs associated with our Organizational Consolidation and other strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from NET Services, and borrowing capacity under our Credit Facility (as defined below).

Cash flow from operating activities was $7.9 million in 2018. Additionally, 2018 included $12.8 million in proceeds from the sale of our WD Services segment and cash outflows of $43.7 million related to the acquisition of Circulation, which are included in cash used in investing activities, and $12.4 million of proceeds from stock option exercises and cash outflows of $56.1 million for repurchases of common stock for treasury, which are included in cash used in financing activities. Our balance of cash, cash equivalents and restricted cash was $12.4 million and $101.6 million at December 31, 2018 and 2017, respectively, which includes cash of discontinued operations.

We had restricted cash of $4.4 million and $6.3 million at December 31, 2018 and 2017, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Given expiring policies under our captive insurance subsidiary were not renewed upon expiration in May 2017, we expect our restricted cash balances to decline over time. These restricted cash amounts are not included in our balance of cash and cash equivalents, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying consolidated statements of cash flows, as a result of the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as of January 1, 2018. At both December 31, 2018 and 2017, we had no amounts outstanding under our Credit Facility.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our Common Stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. During the second quarter of 2018, we extended the term of our Credit Facility to expire in August 2019, as further discussed below. At the end of the third quarter of 2018, we borrowed funds on our revolving credit facility to acquire Circulation. As of December 31, 2018, these amounts were fully repaid.

On March 29, 2018, the Company’s Board of Directors amended our ongoing stock repurchase program to add an additional $77.8 million of capacity and extend the expiration date of the program from December 31, 2018 to June 30, 2019. As of December 31, 2018, the Company had approximately $81.2 million of share repurchase availability. During the year ended December 31, 2018, the Company repurchased 838,719 shares for $55.8 million.

The accompanying consolidated cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services, Human Services and HA Services segments. The loss from discontinued operations totaled $37.1 million for the year ended December 31, 2018, while income from discontinued operations totaled $2.7 million and $63.0 million for the years ended December 31, 2017 and 2016, respectively. For 2018, the loss from discontinued operations primarily related to the operating loss of our historical WD Services segment, as well as the loss, net of tax, of $1.8 million incurred on the disposition of subsidiaries within this segment. The significant income from discontinued operations during the year ended December 31, 2016 related to the gain on sale of our HA Services segment. Significant non-cash items of our discontinued operations included the following:

	2018	2017	2016
Depreciation	$6,711	$7,825	$11,799
Amortization	5,153	5,026	23,145
Asset impairment charge	9,203	—	19,588
Deferred income taxes	345	(3,940)	45,700

2018 cash flows compared to 2017

Operating activities. Cash provided by operating activities was $7.9 million for 2018, a decrease of $47.1 million compared with 2017. 2018 and 2017 cash flows from operations were driven by net loss of $18.8 million and net income $53.8 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $67.1 million and negative $11.1 million, respectively, and changes in working capital of negative $40.3 million and positive $12.3 million, respectively.

The change in non-cash adjustments to reconcile net income to net cash provided by operating activities was due primarily to the impact of:

•	the asset impairment charge incurred in 2018 of $23.4 million, of which $9.2 million is included in discontinued operations related to the sale of WD Services operations in France;

•
the impact on deferred taxes and income taxes receivable as a result of the sale of substantially all of the operating subsidiaries in the WD Services segment in 2018 and as a result of the Tax Reform Act passed in 2017;

•	the pre-tax loss on sale of subsidiaries of $53.7 million in 2018, which includes a non-cash reclass of $30.0 million from currency translation adjustment;

•	the gain on remeasurement of our cost method investment in Circulation of $6.6 million in 2018;

•	the gain on sale of Mission Providence of $12.4 million in 2017; and

•	the impact of the change in equity in net (gain) loss of investees, which was a loss of $6.1 million in 2018 as compared to a gain of $12.1 million in 2017.

The change in working capital was primarily driven by the following:

•
Accounts receivable generated a cash outflow in 2018 of $31.0 million as compared to an inflow of $5.7 million in 2017. The increase in cash outflow of $36.7 million was primarily attributable to NET Services due to the timing of collections from a limited number of payers, which was partially offset by $13.1 million of additional cash inflow from discontinued operations.

•
Accounts payable and accrued expenses generated a cash outflow of $21.8 million in 2018, as compared to a cash outflow of $9.1 million in 2017. The increase in cash outflow of $12.7 million is primarily the result of the settlement of indemnified legal claims in 2018, of which $9.0 million was accrued for during 2017, which was partially offset by an increase in cash inflow from discontinued operations of $7.8 million and the impact of changes in the NET Services accrued contract payable balance.

•
Accrued transportation costs of NET Services generated a cash inflow of $1.3 million in 2018, as compared to a cash inflow of $11.2 million in 2017. The decrease in cash inflow of $9.9 million is due primarily to the timing of payments to NET Services transportation providers.

Investing activities. Net cash used in investing activities of $45.3 million in 2018 increased by $38.3 million as compared to 2017. The increase was primarily attributable to the purchase of Circulation resulting in cash used for acquisition, net of cash acquired, of $43.7 million, which was partially offset by $12.8 million of proceeds on the sale of WD Services. Additionally, 2017 includes the impact of $15.6 million in proceeds from the sale of our equity investment in Mission Providence. During 2018, we also collected a note receivable for $3.1 million. Additionally in 2017, we made a cost method investment in Circulation for $3.0 million. There was also a decrease in the purchase of property and equipment of $2.4 million. 2018 and 2017 included purchases of property and equipment of $6.7 million and $4.5 million, respectively, by our discontinued operations.

Financing activities. Net cash used in financing activities of $51.6 million in 2018 increased $17.8 million as compared to 2017. During 2018, we repurchased $26.7 million more of our Common Stock than in 2017. In addition, there was an increase in proceeds from Common Stock issued pursuant to stock option exercises of $10.5 million.

2017 cash flows compared to 2016

Operating activities. Cash provided by operating activities was $55.0 million for 2017, an increase of $13.3 million compared with 2016. 2017 and 2016 cash flows from operations were driven by net income of $53.8 million and $89.8 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of negative $11.1 million and negative $32.9 million, respectively, and changes in working capital of $12.3 million and negative $15.2 million, respectively.

The change in non-cash adjustments to reconcile net income to net cash provided by operating activities was due primarily to the impact of:

•	the disposition of HA Services in 2016, resulting in decreased gain on sale of business, depreciation, amortization and deferred taxes in 2017 as compared to 2016;

•	the asset impairment charge incurred in 2016 of $21.0 million, which is included in discontinued operations;

•	the impact on deferred taxes as a result of the Tax Reform Act passed in 2017;

•	the gain on sale of Mission Providence of $12.4 million in 2017, which is included in discontinued operations; and

•	the impact of the change in equity in net (gain) loss of investees, which was a gain of $12.1 million in 2017 as compared to a loss of $10.3 million in 2016.

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

Investing activities. Net cash used in investing activities totaled $7.0 million in 2017, compared to cash provided by investing activities of $318.0 million in 2016. The change was primarily attributable to $371.6 million of proceeds on the Matrix Transaction recorded in 2016, which was partially offset by the impact of $15.6 million in proceeds from the sale of our equity investment in Mission Providence in 2017. Additionally in 2017, we made a cost method investment in Circulation for $3.0 million. There was also a decrease in funding of our equity investment in Mission Providence of $13.7 million and a decrease in the purchase of property and equipment of $21.3 million. 2017 and 2016 included purchases of property and equipment of $4.5 million and $29.0 million, respectively, by our discontinued operations.

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

 Obligations and commitments

Current Credit Facility

We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of December 31, 2018, we had no borrowings and ten letters of credit in the amount of $12.3 million outstanding. At December 31, 2018, our available credit under the revolving credit facility was $187.7 million.

Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility or in a term loan facility from time to time (on substantially the same terms as apply to the existing facility) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Agreement has a maturity date of August 2, 2019. See also “Risk Factors-Risks Related to our Indebtedness-Loss of available financing or an inability to renew, repay or refinance our debt could have an adverse effect on our financial condition and results of operations.”

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

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, which includes our insurance captive. Our obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of our respective assets, other than our equity investment in Matrix, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries, excluding our insurance captive.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of December 31, 2018.

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

On August 28, 2016, we entered into the Fourth Amendment and Consent (the “Fourth Amendment”) to the Credit Agreement. In accordance with the Fourth Amendment, which provided for the lenders’ consent to the Matrix Transaction, a portion of the net cash proceeds received by the Company in connection with the Matrix Transaction was applied to the prepayment of outstanding term loans and revolving loans. Additionally, effective following the repayment of the outstanding term loans in full on October 20, 2016, the Fourth Amendment further (i) reduced the aggregate revolving commitments under the Credit Agreement to $200.0 million, (ii) amended the consolidated net leverage ratio covenant such that the Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and (iii) replaced the existing consolidated fixed charge coverage ratio covenant with a covenant that the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter.

On June 7, 2018, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) which (i) extended the maturity date of the Credit Agreement to August 2, 2019 and (ii) amended certain covenants under the Credit Agreement to provide for greater operational, financial and strategic flexibility, including the implementation of the Organizational Consolidation.

We may from time to time incur additional indebtedness, obtain additional financing or refinance existing indebtedness, subject to market conditions and our financial condition.

Rights Offering

We completed a rights offering on February 5, 2015, allowing all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65.5 million of Preferred Stock at a price equal to $100.00 per share (the “Rights Offering”). The Preferred Stock was convertible into shares of our Common Stock at a conversion price equal to $39.88, which was the closing price of our Common Stock on NASDAQ on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company’s Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement between the Coliseum Stockholders and the Company, the remaining 524,116 shares of the Company’s Preferred Stock were purchased by the Coliseum Stockholders at the $100.00 per share subscription price. The Coliseum Stockholders beneficially owned approximately 94% of our outstanding Preferred Stock after giving effect to the Rights Offering and the Standby Purchase Agreement. The Company received $65.5 million in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement, which it used to repay the related party unsecured subordinated bridge note that was outstanding as of December 31, 2014.

Additionally, on March 12, 2015, the Coliseum Stockholders exercised their right to purchase an additional 150,000 shares of the Company’s convertible preferred stock at a $105 per share subscription price.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Payment in kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared each quarter for the years ended December 31, 2018 and 2017 and totaled $4.4 million each year. For information on the treatment of Preferred Stock in the event of a certain change of control transactions, see “Risk Factors–Risks Related to Our Capital Stock–Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our Common Stock.”

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

At December 31, 2018, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.3 million, $0.8 million and $2.8 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at December 31, 2018 was $6.6 million. We recorded a corresponding receivable from third-party insurers and liability at December 31, 2018 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $4.4 million and $6.3 million at December 31, 2018 and December 31, 2017, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our NET Services, U.S. based WD Services, and corporate employees an option to participate in self-funded health insurance programs. Additionally, we historically offered this option to our HA Services and Human Services segments’ employees. During the year ended December 31, 2018, health claims were self-funded with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $300,000 per person, subject to an aggregating stop-loss limit of $400,000. In addition, the program has a total stop-loss limit for total claims, in order to limit our exposure to catastrophic claims.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator, and therefore, have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of $2.2 million as of December 31, 2018 and 2017, was recorded in “Reinsurance liability and related reserve” in our consolidated balance sheets.

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

Contractual cash Obligations

The following is a summary of our future contractual cash obligations as of December 31, 2018:

	At December 31, 2018
		Less than	1-3	3-5	After 5
Contractual cash obligations (000’s)	Total	1 Year	Years	Years	Years
Capital leases	$1,071	$718	$353	$—	$—
Interest (1)	445	445	—	—	—
Purchased services commitment (2)	35,231	13,805	21,419	7	—
Guarantees (3)	42,056	42,056	—	—	—
Letters of credit (3)	12,338	12,338	—	—	—
Operating leases (4)	27,039	8,825	11,046	5,568	1,600
Total	$118,180	$78,187	$32,818	$5,575	$1,600

(1)	Future interest payments have been calculated at the current rates as of December 31, 2018.

(2)
The purchased service commitment includes a commitment for transportation services. Our commitment amount represents the minimum obligation we have under this agreement. If the Company does not utilize the minimum level of services specified in the agreement, a penalty provision will apply. However, the minimum obligation is less than our projected use for these periods and payments may be more than the minimum obligation based on actual use.

(3)
Guarantees and letters of credit (“LOCs”) are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Of the outstanding balance of our stand-by LOCs, $12.3 million directly reduces the amount available to us from our Credit Facility. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.

(4)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2018.

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

On November 2, 2017, the Board approved the extension of the Company’s existing stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, the Board authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77.8 million, and extended the existing stock repurchase program through June 30, 2019. As of December 31, 2018, 1,018,989 shares were purchased under this plan for $66.3 million, excluding commission payments, after it was extended on November 2, 2017.

Purchases under the repurchase program may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, and accelerated share repurchase transactions, at the discretion of our officers, and as permitted by securities laws, covenants under existing bank agreements, and other legal requirements.

Off-balance sheet arrangements

As of December 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

The new accounting pronouncements that impact our business are included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements and are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our revolving credit facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our revolving credit facility at December 31, 2018.

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

We acquired Circulation, Inc. (“Circulation”) on September 21, 2018, and we excluded from the assessment of effectiveness of our internal control over financial reporting as of December 31, 2018, Circulation’s internal control over financial reporting associated with total assets of $6.1 million (which excludes acquired goodwill and intangible assets) and total revenues of $2.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

We are currently integrating this acquisition into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating and, where necessary, making changes in controls and procedures related to this acquisition, which we expect to be completed in fiscal year 2019. We have excluded this acquisition from our assessment of internal control over financial reporting as of December 31, 2018, as permitted by the guidance provided by the staff of the SEC. Other than the changes described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
We did not audit the financial statements of Mercury Parent, LLC (43.6 percent owned investee company) as of and for the period ended December 31, 2018. The Company’s investment in Mercury Parent, LLC as of December 31, 2018 was $161.5 million, and its equity in net loss of Mercury Parent, LLC was $6.2 million for the year ended December 31, 2018. The financial statements of Mercury Parent, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC, is based solely on the report of the other auditors.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Providence Service Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited The Providence Service Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Circulation, Inc. (“Circulation”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Circulation’s internal control over financial reporting associated with total assets of $6.1 million (which excludes acquired goodwill and intangible assets) and total revenues of $2.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Circulation.
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

/s/ KPMG LLP

Stamford, Connecticut
March 1, 2019

The Providence Service Corporation
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,678	$52,798
Accounts receivable, net of allowance of $1,854 in 2018 and $5,262 in 2017	147,756	110,208
Other receivables	4,846	5,749
Prepaid expenses and other	44,167	22,459
Restricted cash	1,482	1,091
Current assets of discontinued operations	7,051	104,024
Total current assets	210,980	296,329
Property and equipment, net	22,965	37,672
Goodwill	135,216	95,215
Intangible assets, net	26,146	14,165
Equity investments	161,503	169,699
Other assets	9,949	11,977
Restricted cash, less current portion	2,886	5,205
Deferred tax asset	2,601	—
Noncurrent assets of discontinued operations	—	73,828
Total assets	$572,246	$704,090
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$718	$2,400
Accounts payable	8,828	318
Accrued expenses	39,191	71,643
Accrued transportation costs	84,889	83,588
Deferred revenue	562	3,019
Reinsurance and related liability reserves	5,438	4,319
Current liabilities of discontinued operations	3,257	61,643
Total current liabilities	142,883	226,930
Long-term obligations, less current portion	353	584
Other long-term liabilities	14,970	16,216
Deferred tax liabilities	25,650	39,232
Noncurrent liabilities of discontinued operations	—	7,565
Total liabilities	183,856	290,527
Commitments and contingencies (Note 20)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 801,606 and 803,200 issued and outstanding; 5.5%/8.5% dividend rate	77,392	77,546
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,784,769 and 17,473,598 issued and outstanding (including treasury shares)	18	17
Additional paid-in capital	334,744	313,955
Retained earnings	187,127	204,818
Accumulated other comprehensive loss, net of tax	—	(25,805)
Treasury shares, at cost, 4,970,093 and 4,126,132 shares	(210,891)	(154,803)
Total Providence stockholders’ equity	310,998	338,182
Noncontrolling interest	—	(2,165)
Total stockholders’ equity	310,998	336,017
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$572,246	$704,090
See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2018	2017	2016

Service revenue, net	$1,384,965	$1,318,220	$1,233,842

Operating expenses:
Service expense	1,284,603	1,223,627	1,131,963
General and administrative expense	46,098	43,491	39,527
Asset impairment charge	14,175	—	1,415
Depreciation and amortization	15,813	13,618	12,780
Total operating expenses	1,360,689	1,280,736	1,185,685
Operating income	24,276	37,484	48,157

Other expenses:
Interest expense, net	1,783	1,204	1,515
Other income	—	(5,363)	—
Equity in net loss (gain) of investees	6,158	(13,445)	1,789
Gain on remeasurement of cost method investment	(6,577)	—	—
Income from continuing operations before income taxes	22,912	55,088	44,853
Provision for income taxes	4,684	4,003	17,972
Income from continuing operations, net of tax	18,228	51,085	26,881
(Loss) income from discontinued operations, net of tax	(37,053)	2,735	62,965
Net (loss) income	(18,825)	53,820	89,846
Net (income) loss from discontinued operations attributable to noncontrolling interest	(156)	(451)	2,082
Net (loss) income attributable to Providence	$(18,981)	$53,369	$91,928

Net (loss) income available to common stockholders (Note 16)	$(25,257)	$42,636	$76,940

Basic (loss) earnings per common share:
Continuing operations	$0.92	$2.99	$1.35
Discontinued operations	(2.87)	0.15	3.90
Basic (loss) earnings per common share	$(1.95)	$3.14	$5.25

Diluted (loss) earnings per common share:
Continuing operations	$0.92	$2.97	$1.34
Discontinued operations	(2.86)	0.15	3.87
Diluted (loss) earnings per common share	$(1.94)	$3.12	$5.21

Weighted-average number of common shares outstanding:
Basic	12,960,837	13,602,140	14,666,896
Diluted	13,033,247	13,673,314	14,779,398

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2018	2017	2016
Net (loss) income	$(18,825)	$53,820	$89,846
Net (income) loss from discontinued operations attributable to noncontrolling interest	(156)	(451)	2,082
Net (loss) income attributable to Providence	(18,981)	53,369	91,928
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(4,168)	7,117	(16,618)
Reclassification of translation loss realized upon sale of subsidiaries in 2018 and equity investment in 2017	29,973	527	—
Other comprehensive income (loss)	25,805	7,644	(16,618)
Comprehensive income	6,980	61,464	73,228
Comprehensive (income) loss from discontinued operations attributable to noncontrolling interest	(2,165)	(255)	1,968
Comprehensive income attributable to Providence	$4,815	$61,209	$75,196

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2015	17,186,780	$17	$293,012	$69,209	$(16,831)	1,895,998	$(54,823)	$(452)	$290,132
Stock-based compensation	—	—	5,154	—	—	—	—	—	5,154
Exercise of employee stock options, including net tax benefit of $276	105,788	—	3,832	—	—	—	—	—	3,832
Restricted stock issued	22,793	—	—	—	—	2,736	(130)	—	(130)
Stock repurchase plan	—	—	—	—	—	1,579,942	(70,248)	—	(70,248)
Conversion of convertible preferred stock to common stock	300	—	12	—	—	—	—	—	12
Convertible preferred stock dividends	—	—	—	(4,419)	—	—	—	—	(4,419)
Foreign currency translation adjustments, net of tax	—	—	—	—	(16,618)	—	—	114	(16,504)
Noncontrolling interest	—	—	—	—	—	—	—	(2,082)	(2,082)
Net income attributable to Providence	—	—	—	91,928	—	—	—	—	91,928
Balance at December 31, 2016	17,315,661	17	302,010	156,718	(33,449)	3,478,676	(125,201)	(2,420)	297,675
Stock-based compensation	—	—	7,619	—	—	—	—	—	7,619
Exercise of employee stock options	91,400	—	2,423	—	—	5,665	(238)	—	2,185
Restricted stock issued	36,623	—	—	—	—	19,556	(878)	—	(878)
Performance restricted stock issued	3,773	—	(96)	—	—	—	—	—	(96)
Shares issued for bonus settlement and director stipends	25,646	—	1,107	—	—	—	—	—	1,107
Stock repurchase plan	—	—	—	—	—	622,235	(28,486)	—	(28,486)
Conversion of convertible preferred stock to common stock	495	—	20	(1)	—	—	—	—	19
Convertible preferred stock dividends	—	—	—	(4,418)	—	—	—	—	(4,418)
Foreign currency translation adjustments, net of tax	—	—	—	—	7,117	—	—	(196)	6,921
Reclassification of translation loss realized upon sale of equity investments	—	—	—	—	527	—	—	—	527
Noncontrolling interest	—	—	—	—	—	—	—	451	451
Other	—	—	22	—	—	—	—	—	22
Net income attributable to Providence	—	—	—	53,369	—	—	—	—	53,369
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	850	(850)	—	—	—	—	—
Balance at December 31, 2017	17,473,598	17	313,955	204,818	(25,805)	4,126,132	(154,803)	(2,165)	336,017
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Stock-based compensation	—	—	9,130	—	—	—	—	—	9,130
Exercise of employee stock options	266,293	1	11,669	—	—	—	—	—	11,670
Restricted stock issued	33,582	—	(320)	—	—	5,242	(335)	—	(655)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipends	4,193	—	150	—	—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	838,719	(55,753)	—	(55,753)
Conversion of convertible preferred stock to common stock	3,993	—	161	(7)	—	—	—	—	154
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,168)	—	—	1,839	(2,329)
Reclassification of translation loss realized upon sale of foreign subsidiary	—	—	—	—	29,973	—	—	—	29,973
Convertible preferred stock dividends	—	—	—	(4,413)	—	—	—	—	(4,413)
Noncontrolling interest	—	—	—	—	—	—	—	326	326
Other	—	—	108	—	—	—	—	—	108
Net loss attributable to Providence	—	—	—	(18,981)	—	—	—	—	(18,981)
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	$—	4,970,093	$(210,891)	$—	$310,998
 See accompanying notes to the consolidated financial statements

The Providence Service Corporation
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities
Net (loss) income	$(18,825)	$53,820	$89,846
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	18,769	18,542	21,699
Amortization	8,908	7,927	26,026
Provision for doubtful accounts	6,062	1,372	3,759
Stock-based compensation	8,993	7,543	5,136
Deferred income taxes	(545)	(22,996)	(14,130)
Amortization of deferred financing costs and debt discount	512	682	1,754
Write-off of deferred financing charges	—	—	2,302
Asset impairment charge	23,378	—	21,003
Equity in net (gain) loss of investees	6,072	(12,054)	10,287
Gain on sale of equity investment	—	(12,377)	—
Loss (gain) on sale of business	53,692	—	(167,895)
Gain on remeasurement of cost method investment	(6,577)	—	—
Deferred income taxes and income taxes payable (receivable) on sale of business	(51,861)	—	58,492
Other non-cash charges (credits)	(353)	296	(1,323)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,997)	5,715	(19,332)
Prepaid expenses and other	14,253	15,457	(4,058)
Reinsurance and related liability reserve	(2,743)	(5,731)	(4,110)
Accounts payable and accrued expenses	(21,799)	(9,064)	33,365
Income taxes payable on gain from sale of business	—	—	(30,153)
Accrued transportation costs	1,301	11,232	8,654
Deferred revenue	(1,975)	(4,691)	(4,019)
Other long-term liabilities	1,634	(629)	4,462
Net cash provided by operating activities	7,899	55,044	41,765
Investing activities
Purchase of property and equipment	(17,521)	(19,923)	(41,216)
Proceeds from sale of property	—	—	1,039
Proceeds from sale of equity investment	—	15,593	—
Acquisitions, net of cash acquired	(43,711)	—	—
Dispositions or sale of business, net of cash sold	12,780	—	371,580
Purchase of equity investment	—	—	(13,663)
Cost method investments	—	(3,000)	—
Proceeds from note receivable	3,130	—	—
Other investing activities	—	310	239
Net cash (used in) provided by investing activities	(45,322)	(7,020)	317,979
Financing activities
Preferred stock dividends	(4,413)	(4,418)	(4,419)
Repurchase of common stock, for treasury	(56,088)	(29,364)	(70,378)
Proceeds from common stock issued pursuant to stock option exercise	12,413	1,921	4,108
Proceeds from debt	42,000	—	52,500
Repayment of debt	(42,000)	—	(357,450)
Other financing activities	(3,467)	(1,927)	(1,182)
Net cash used in financing activities	(51,555)	(33,788)	(376,821)
Effect of exchange rate changes on cash	(261)	978	(1,357)
Net change in cash, cash equivalents and restricted cash	(89,239)	15,214	(18,434)
Cash, cash equivalents and restricted cash at beginning of period	101,606	86,392	104,826
Cash, cash equivalents and restricted cash at end of period	$12,367	$101,606	$86,392

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
Supplemental cash flow information	2018	2017	2016

Cash included in current assets of discontinued operations held for sale	$2,321	$42,512	$22,666
Cash paid for interest	$1,162	$987	$9,768
Cash paid for income taxes	$12,054	$18,128	$55,827
Proceeds receivable from option exercise	$—	$562	$—
Purchases of equipment in accounts payable and accrued liabilities	$—	$1,362	$983
Note receivable issued for sale of property	$—	$—	$3,130
Purchase of equipment through capital lease obligation	$724	$1,474	$4,547
Acquisitions:
Purchase price	$54,700	$—	$—
Less:
Cash acquired	(1,302)	—	—
Restricted cash acquired	(110)	—	—
Value of existing ownership in Circulation	(9,577)	—	—
Acquisitions, net of cash acquired	$43,711	$—	$—

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands except share and per share data)

1. Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”), owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States. The Company’s NET Services segment, which primarily operates under the brands LogistiCare and Circulation, since its acquisition in September 2018, is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). On September 21, 2018, we completed the acquisition of Circulation, Inc. (“Circulation”), which offers a full suite of logistics solutions to manage NET programs across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation’s technology expands LogistiCare’s capabilities to manage transportation benefits, integrating all transportation capabilities while proactively monitoring for fraud, waste and abuse and emphasizing member convenience and satisfaction.

The Company’s Matrix Investment segment consists of a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), a nationwide provider of home and mobile-based healthcare services for health plans in the U.S., including comprehensive health assessments (“CHAs”), quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities.

The Company’s Corporate and Other segment includes the Company’s executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. On April 11, 2018, the Company announced an organizational consolidation plan to integrate substantially all activities and functions performed at the corporate holding company level into LogistiCare (the “Organizational Consolidation”). LogistiCare will retain its name and continue to be headquartered in Atlanta, GA, and the Company will continue to be named The Providence Service Corporation and be listed on NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “PRSC”. The Organizational Consolidation is expected to be complete by the second quarter of 2019. See Note 10, Restructuring and Related Reorganization Costs, for further information.

Discontinued Operations

During the periods presented, the Company completed the following transactions, which resulted in the presentation of the operations as Discontinued Operations.

•
On December 21, 2018, the Company completed the sale of substantially all of the operating subsidiaries of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”) and APM UK Holdings Limited, an affiliate of APM, with the exception of the segment’s employment services operations in Saudi Arabia (the “WD Services Sale”). The Company’s contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. Additionally, on June 11, 2018, the Company entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

•
On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a 53.2% equity interest in Matrix with Providence retaining a 46.8% equity interest (the “Matrix Transaction”) at the time of the transaction. Prior to the closing of the Matrix Transaction, the financial results of Matrix were included in the Company’s Health Assessment Services (“HA Services”) segment.

•
On November 1, 2015, the Company completed the sale of its Human Services segment. In addition to the results through the sale date, the Company has recorded additional expenses related to legal proceedings as described in Note 20, Commitment and Contingencies, related to an indemnified legal matter.

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

The Company holds an investment in Matrix which is accounted for using the equity method. The Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s consolidated financial statements.

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

The Company’s provision for doubtful accounts expense from continuing operations for the years ended December 31, 2018, 2017 and 2016 was $338, $1,347 and $2,892, respectively.

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

Recoverability of Intangible Assets Subject to Amortization and Other Long-Lived Assets

Intangible assets subject to amortization and other long-lived assets are carried at cost and are amortized or depreciated on a straight-line basis over their estimated useful lives of 3 to 15 years. In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, the Company assesses the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, the Company estimates the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, the Company records an impairment loss equal to the excess of the carrying value over the estimated fair value.

Accrued Transportation Costs

Eligible members of our customers schedule transportation through the Company’s central reservation system. NET Services generally contracts with third-party providers to provide transportation. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $84,889 and $83,588 at December 31, 2018 and 2017, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowings. Fees charged by lenders on the revolving facility and all fees charged by third parties are recorded as deferred financing costs and fees charged by lenders on term loans are recorded as a debt discount. Deferred financing costs, net of amortization, totaling $268 and $388 as of December 31, 2018 and 2017, respectively, are included in “Prepaid expenses and other” on the consolidated balance sheets.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for contracts that were not completed as of January 1, 2018. See Recent Accounting Pronouncements below for further information on the adoption.

The Company recognizes revenue as it transfers control of promised services to its customers. The Company generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations and recognizes revenue over time instead of at points in time. See further information in Note 3, Revenue Recognition.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718 – Compensation – Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

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

•
Performance-based RSUs vest upon achievement of certain company specific performance conditions. On the date of grant, the Company determines the fair value of the performance-based award using the fair value of the Company’s Common Stock at that time and assesses whether it is probable that the performance targets will be achieved. If assessed as probable, the Company records compensation expense for these awards over the requisite service period. At each reporting period, the Company reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

•
The Company calculates the fair value of market-based stock awards using the Monte-Carlo simulation valuation model. Forfeitures are recorded as they occur. Compensation expense for market-based awards is recognized over the requisite service period regardless of whether the market conditions are expected to be achieved.

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

The Company has recorded a valuation allowance which includes amounts for certain carryforwards and deferred tax assets, as more fully described in Note 19, Income Taxes, for which the Company has concluded that it is more likely than not that these carryforwards and deferred tax assets will not be realized in the ordinary course of operations.

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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted as more fully described in Note 19, Income Taxes.

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

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of December 31, 2018 and 2017, the Company had reserves of $3,900 and $6,699, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of December 31, 2018 and 2017 of $10,489 and $12,448, respectively, is classified as “Reinsurance liability reserves” and “Other long-term liabilities” in the consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of December 31, 2018 and 2017 was $6,589 and $5,749, respectively, and is classified as “Other receivables” and “Other assets” in the consolidated balance sheets.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $300 per person, subject to an aggregating stop-loss limit of $400. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2018 and 2017, the Company had $2,201 and $2,229, respectively, in reserve for its self-funded health insurance programs. The reserves are classified as “Reinsurance and related liability reserves” in the consolidated balance sheets.

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

Restructuring and Related Reorganization Costs

On April 11, 2018, the Company announced the Organizational Consolidation. The Company accrued for severance and other employee separation costs under this plan when it was probable that benefits would be paid and the amount was reasonably estimable. The amounts used in determining severance accruals are based on an estimate of the salaries and related benefit costs payable and are included in accrued expenses to the extent they have not been paid. See further information in Note 10, Restructuring and Related Reorganization Costs.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 23, Discontinued Operations, for a summary of discontinued operations.

Earnings Per Share

The Company computes basic earnings per share by taking net income attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings per share, see Note 16, Earnings Per Share.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2018:

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

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. These impacts related to our WD Services segment, which has since met the criteria for classification as discontinued operations. Upon adoption of ASU 2014-09, the cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2018 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Current assets of discontinued operations	$104,024	$11,182	$115,206

Liabilities
Current liabilities of discontinued operations	61,643	5,442	67,085
Noncurrent liabilities of discontinued operations	7,565	30	7,595

Equity
Retained earnings, net of tax	204,818	5,710	210,528

The impact of applying the new revenue recognition guidance on the Company’s consolidated statement of operations for the year ended December 31, 2018 was as follows:

	Year ended December 31, 2018
	As Reported	Pro forma as if the previous accounting guidance was in effect
Service revenue, net	$1,384,965	$1,400,453
Service expense	1,284,603	1,300,091
Operating income	24,276	24,276

There was no impact of applying the new revenue recognition guidance on the Company’s consolidated balance sheet at December 31, 2018, as any assets and liabilities impacted by the guidance were sold in the WD Services Sale. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See further information in Note 3, Revenue Recognition.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 must be adopted retrospectively. The Company adopted ASU 2016-18 on January 1, 2018. As a result of the adoption of ASU 2016-18, the Company recast its consolidated statement of cash flows for the years ended December 31, 2017 and 2016. The recast resulted in an increase in cash used in investing activities of $7,834 for the year ended December 31, 2017. The recast resulted in a decrease in cash provided by investing activities of $5,926 for the year ended December 31, 2016. See additional information in Note 4, Cash, Cash Equivalents and Restricted Cash.

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

Recent accounting pronouncements that were not yet adopted by the Company through December 31, 2018 are as follows:

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

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. Under ASC 842, lessees will be required to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The Company will apply the modified retrospective transition method and elect the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company will recognize the cumulative effect of the transition adjustment as of the effective date and will not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company will elect the package of practical expedients and the practical expedient not to separate lease and non-lease components. The Company will not apply the use of hindsight practical expedient. Based on the Company’s current portfolio of leases, the Company expects $24,000 to $28,000 of additional leased assets and liabilities will be recognized on its consolidated balance sheet. The Company does not expect a material impact on the statement of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective on November 5, 2018. The Company will adopt this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each filing of a Quarterly Report on Form 10-Q.

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

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers for the year ended December 31, 2018 by contract type for NET Services:

State Medicaid agency contracts	$732,261
Managed care organization contracts	652,704
Total NET Services revenue, net	$1,384,965

Capitated contracts	$1,096,822
Non-capitated contracts	288,143
Total NET Services revenue, net	$1,384,965

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
The only financial impact for NET Services of adopting ASU 2014-09 was the determination it is the agent under one of its contracts based on the new guidance, whereas it previously considered itself the principal in the arrangement. Consequently, NET Services now recognizes revenue under the specific contract on a net basis, which resulted in reduced revenue and service expense of $15,488 during the year ended December 31, 2018.
During the year ended December 31, 2018, NET Services recognized $5,685 from performance obligations satisfied in previous periods due to the resolution of contractual adjustments agreed with the customer.

Related Balance Sheet Accounts
Accounts receivable, net - The following table provides information about accounts receivable, net as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Accounts receivable	$101,340	$73,416
NET Services’ reconciliation contract receivable	48,270	42,054
Allowance for doubtful accounts	(1,854)	(5,262)
	$147,756	$110,208
NET Services accrued contract payments - Includes liabilities related to certain contracts of NET Services for which final payment is based on a reconciliation of actual utilization and cost, and the final reconciliation may require a considerable period of time. The balance is included in “Accrued expenses” in the consolidated balance sheets. The balance at December 31, 2018 and 2017 totaled $9,756 and $17,487, respectively.
Deferred revenue - Includes funds received for certain services in advance of services being rendered. The balance of current deferred revenue at December 31, 2018 and December 31, 2017 totaled $562 and $3,019, respectively. The balance of noncurrent deferred revenue was $963 at December 31, 2018, and is included in “Other long-term liabilities” on the consolidated balance sheet. The decrease in the total deferred revenue balance from December 31, 2017 to December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations. During the year ended December 31, 2018, $3,019 of revenue deferred as of December 31, 2017 was recognized.
Practical Expedients, Exemptions and Other Matters
We do not incur significant sales commission expenses. Any amounts are expensed as incurred. These costs are recorded within service expense in the consolidated statements of operations.
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

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$5,678	$52,798
Restricted cash, current	1,482	1,091
Current assets of discontinued operations	2,321	42,512
Restricted cash, less current portion	2,886	5,205
Cash, cash equivalents and restricted cash	$12,367	$101,606

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. Current assets of discontinued

operations principally reflects the cash position of WD Services operations in Saudi Arabia, which was not sold as part of the WD Services Sale. Such cash will be used to fund the shut-down costs of this operation as needed.

5. Equity Investment

Matrix

Prior to the closing of the Matrix Transaction on October 19, 2016, the financial results of Matrix were included in the Company’s HA Services segment. Subsequent to the closing of the Matrix Transaction, the Company owned a 46.8% noncontrolling interest in Matrix. As of December 31, 2018, the Company owned a 43.6% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net loss (gain) of investees” in the accompanying consolidated statements of operations.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2018 and 2017 totaled $161,503 and $169,699, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	December 31,
	2018	2017
Current assets	$61,565	$37,563
Long-term assets	719,450	597,613
Current liabilities	27,619	27,718
Long-term liabilities	373,159	240,513

	Year ended December 31, 2018	Year ended December 31, 2017	October 19, 2016 through December 31, 2016
Revenue	$282,067	$227,872	$41,635
Operating (loss) income	(1,186)	11,870	(4,079)
Net (loss) income	(19,962)	26,665	(4,200)

Included in Matrix’s standalone net loss of $19,962 for the year ended December 31, 2018 are depreciation and amortization of $43,119, integration costs of $6,524, equity compensation of $2,698, management fees paid to Matrix’s shareholders of $4,887, merger and acquisition due diligence related costs of $2,341, transaction related costs of $1,010, interest expense of $25,942, including debt transaction costs and the write-off of deferred financing fees of $3,748, and an income tax benefit of $7,166.

Included in Matrix’s standalone net income of $26,665 for the year ended December 31, 2017 are depreciation and amortization of $33,512, transaction related expenses of $3,537, which includes $2,679 of transaction incentive compensation, equity compensation of $2,639, management fees paid to Matrix’s shareholders of $2,331, acquisition related costs of $412, interest expense of $14,818 and an income tax benefit of $29,613. The income tax benefit primarily related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act.

Included in Matrix’s standalone net loss of $4,200 for the year ended December 31, 2016 are depreciation and amortization of $6,356, transaction related expenses of $6,367, which includes $4,033 of transaction incentive compensation, equity compensation of $407, management fees paid to Matrix’s shareholders of $396, interest expense of $2,949 and an income tax benefit of $2,828.

See Note 23, Discontinued Operations, for Matrix’s January 1, 2016 through October 19, 2016 results of operations.

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2018	2017
Prepaid income taxes	$35,207	$254
Escrow funds	—	10,000
Prepaid insurance	1,308	1,765
Note receivable	—	3,224
Prepaid rent	828	722
Other	6,824	6,494
Total prepaid expenses and other	$44,167	$22,459

Escrow funds at December 31, 2017 represented amounts related to indemnification claims from the sale of the Human Services segment. The escrow funds were used during the year ended December 31, 2018 to satisfy a portion of the Company’s settlement of indemnification claims. See Note 20, Commitments and Contingencies, for further information.

7.    Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful			December 31,
	Life (years)			2018	2017
Computer and telecom equipment	3	—	5	$29,883	$27,742
Software	3	—	5	24,318	22,256
Leasehold improvements	Shorter of 7 years or lease term			8,078	7,599
Furniture and fixtures	5	—	10	1,942	2,351
Automobiles		5		3,666	3,209
Construction and development in progress		N/A		299	12,579
				68,186	75,736
Less accumulated depreciation				45,221	38,064
Total property and equipment, net				$22,965	$37,672

Depreciation expense from continuing operations was $12,058, $10,717 and $9,900 for the years ended December 31, 2018, 2017 and 2016, respectively.

Following the acquisition of Circulation and an analysis of the technology capabilities and scalability of the Circulation platform, the Company determined it would not continue the development of the LCAD NextGen technology (“NextGen”). The Company also determined it would not place any of the developed NextGen technology into service, and recorded an asset impairment charge of $13,496 related to its NET Services segment during the fourth quarter of 2018. In addition, the Company had previously recorded an impairment of $679 during the second quarter of 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary NextGen systems, based on the determination of an alternative method to accomplish this task. The total impairment charge of $14,175 is reflected in “Asset impairment charge” in the consolidated statement of operations for the year ended December 31, 2018. As of December 31, 2017, construction in progress was primarily comprised of the software development costs for NextGen.

8. Goodwill and Intangibles

Impairment

The Company did not record any goodwill or intangible asset impairment charges for continuing operations for the years ended December 31, 2018, 2017 and 2016.

Goodwill

There were no changes in goodwill from December 31, 2016 to December 31, 2017. Changes in goodwill were as follows for the period from December 31, 2017 to December 31, 2018:

NET Services
Balances at December 31, 2017
Goodwill	$191,215
Accumulated impairment losses	(96,000)
95,215

Acquisition of Circulation	40,001
Balances at December 31, 2018
Goodwill	231,216
Accumulated impairment losses	(96,000)
$135,216

The total amount of goodwill from continuing operations that was deductible for income tax purposes related to acquisitions as of December 31, 2018 and 2017 was $29 for each year.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following:

		December 31,
		2018		2017
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15	$43,800	$(32,515)	$43,800	$(29,635)
Developed technology of Circulation	5	14,100	(705)	—	—
Customer relationships of Circulation	3	1,400	(117)	—	—
Trademarks and trade names of Circulation	3	200	(17)	—	—
Total		$59,500	$(33,354)	$43,800	$(29,635)

The weighted-average amortization period at December 31, 2018 for intangibles was 12.3 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was $3,755, $2,901 and $2,881 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company acquired Circulation in September 2018, which resulted in the increase of intangible assets from December 31, 2017 to December 31, 2018. See additional discussion of the Circulation acquisition in Note 22, Acquisitions.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2018:

Year	Amount
2019	$6,234
2020	6,234
2021	6,101
2022	5,461
2023	2,116
Total	$26,146

9.    Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued compensation and related	$11,050	$18,816
NET Services accrued contract payments	9,756	17,487
Accrued settlement	—	15,000
Accrued cash settled stock-based compensation	3,719	3,938
Income taxes payable	—	1,959
Other	14,666	14,443
Total accrued expenses	$39,191	$71,643

The accrued settlement at December 31, 2017 represented amounts related to indemnification claims from the sale of the Human Services segment, which was completed on November 1, 2015. The settlement was finalized during the year ended December 31, 2018, which resulted in the payment of the accrued settlement amount, in which $10,000 was released from an escrow account and $4,475 was paid in cash. See Note 20, Commitments and Contingencies, for further information.

10. Restructuring and Related Reorganization Costs

Corporate and Other

On April 11, 2018, the Company announced the Organizational Consolidation, which involves transferring all job responsibilities previously performed by employees of the holding company to LogistiCare, and closing the current corporate offices in Stamford, Connecticut and Tucson, Arizona. The Company adopted an employee retention plan designed to incentivize current holding company level employees to remain employed with the Company during the transition. The employee retention plan became effective on April 9, 2018 and covers the holding company level employees and provides for certain payments and benefits to be provided to the employees if they remain employed with the Company through a retention date established for each individual, subject to a fully executed retention letter. The Organizational Consolidation is expected to be completed by the end of the second quarter of 2019.

As of December 31, 2018, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $12,200 through June 30, 2019 in connection with the Organizational Consolidation discussed above. These charges include approximately $7,100 related to retention and personnel costs, $2,000 related to acceleration of stock-based compensation, $600 related to accelerated depreciation and $2,500 related to other costs, including lease termination and recruiting costs. A total of $8,797 restructuring and related costs has been incurred during the year ended December 31, 2018 related to the Organizational Consolidation. These costs include $5,098 of retention and personnel costs, $1,731 of accelerated stock-based compensation expense, $436 of accelerated depreciation and $1,532 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying consolidated statements of operations. The Company’s estimate is subject to change, as it is based upon assumptions for the sublease of office space in Stamford, Connecticut and Tucson, Arizona, as well as other factors.

Summary of Liability for Corporate and Other Restructuring and Related Charges

	January 1, 2018	Costs Incurred	Cash Payments	December 31, 2018
Retention and personnel liability	$—	$5,098	$(3,142)	$1,956
Other liability	—	1,532	(1,134)	398
Total	$—	$6,630	$(4,276)	$2,354

The total restructuring liability at December 31, 2018 includes $2,124 classified as “Accrued expenses” and $230 classified as “Accounts payable” in the consolidated balance sheet.

11. Debt

The Company’s debt was as follows:

	December 31, 2018	December 31, 2017

$200,000 revolving loan, LIBOR plus 2.25% - 3.25% with interest payable at least once every three months through August 2019	$—	$—
Capital lease obligations	1,071	2,984
	1,071	2,984
Less current portion of debt	718	2,400
Total debt, less current portion	$353	$584

Annual maturities of revolving loan and capital lease obligations as of December 31, 2018 are as follows:

Year	Amount
2019	$718
2020	308
2021	45
Total	$1,071

Credit Facility

The Company is a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides the Company with a $200,000 revolving credit facility (the “Credit Facility”), including a sub-facility of $25,000 for letters of credit. On June 7, 2018, the Company and certain of its subsidiaries entered into the Fifth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Amendment”), amending the Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 (as amended to date, the “Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent. The Amendment (i) extended the maturity date of the Credit Agreement to August 2, 2019 and (ii) amended certain covenants under the Credit Agreement to provide for greater operational, financial and strategic flexibility, including the implementation of the Company’s Organizational Consolidation.

As of December 31, 2018, the Company had borrowings of $0 and ten letters of credit outstanding in the amount of $12,338 under the revolving credit facility. At December 31, 2018, the Company’s available credit under the revolving credit facility was $187,662. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Agreement has a maturity date of August 2, 2019.

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

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries, excluding certain domestic subsidiaries which include the Company’s insurance captive and the Company’s investment in Matrix. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s respective assets, including a pledge of 100% of the issued and outstanding stock of the Company’s domestic subsidiaries, excluding the Company’s insurance captive.

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

  Capital Leases

We have capital leases for information technology hardware and software with termination dates ranging from January 2018 through October 2020. The terms of the leases are between 12 and 36 months, with interest recorded at an incremental borrowing rate of 3.28%. At December 31, 2018, $1,894 represents the hardware and software under capital leases and $673 represents the related accumulated depreciation.

12. Convertible Preferred Stock, Net

The Company completed a rights offering on February 5, 2015 (the “Rights Offering”) providing all of the Company’s existing common stockholders the non-transferrable right to purchase their pro rata share of $65,500 of convertible preferred stock at a price equal to $100.00 per share (“Preferred Stock”). The Preferred Stock is convertible into shares of Providence’s common stock, $0.001 par value per share (“Common Stock”) at a conversion price equal to $39.88 per share, which was the closing price of the Company’s Common Stock on NASDAQ on October 22, 2014.

Stockholders exercised subscription rights to purchase 130,884 shares of the Company’s Preferred Stock. Pursuant to the terms and conditions of the Standby Purchase Agreement (the “Standby Purchase Agreement”) between Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”) and the Company, the remaining 524,116 shares of the Company’s Preferred Stock were purchased by the Coliseum Stockholders at the $100.00 per share subscription price. The Company received $65,500 in aggregate gross proceeds from the consummation of the Rights Offering and Standby Purchase Agreement. Additionally, on March 12, 2015, the Coliseum Stockholders exercised their right to purchase an additional 150,000 shares of the Company’s Preferred Stock, at a purchase price of $105.00 per share or a total purchase price of $15,750, of the same series and having the same conversion price as the Preferred Stock sold in the Rights Offering.

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

In the event the Company does not declare and pay a cash dividend, the Company will declare a payment-in-kind (“PIK”) dividend by increasing the liquidation preference of the convertible Preferred Stock to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to the liquidation preference then in effect multiplied by eight and one-half percent (8.5%) per annum, computed on the basis of a 365-day year and the actual number of days elapsed from the start of the applicable dividend period to the applicable date of determination.

All holders of the Company’s Preferred Stock are able to convert their Preferred Stock into shares of Common Stock at a rate of approximately 2.51 shares of Common Stock for each share of Preferred Stock. As of December 31, 2018, a total of 3,394 shares of Preferred Stock have been converted to 8,503 shares of Common Stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and commenced on April 1, 2015, and, if declared, begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, accrue cumulatively on the same schedule as set forth above for cash dividends and are also compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends on redeemable convertible preferred stock totaling $4,413, or $5.50 per share, $4,418, or $5.50 per share, and $4,419, or $5.50 per share, were distributed to convertible preferred stockholders for the years ended December 31, 2018, 2017 and 2016, respectively.

The Preferred Stock is accounted for outside of stockholders’ equity as it may be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders’ equity and consist of the 5.5%/8.5% dividend. Certain other provisions apply in certain change in control events.

The following table summarizes the Preferred Stock activity for the years ended December 31, 2018 and 2017:

	Dollar Value	Share Count
Balance at December 31, 2016	$77,565	803,398
Conversion to common stock	(20)	(198)
Allocation of issuance costs	1	—
Balance at December 31, 2017	$77,546	803,200
Conversion to common stock	(161)	(1,594)
Allocation of issuance costs	7	—
Balance at December 31, 2018	$77,392	801,606

As of December 31, 2018 and 2017, the outstanding shares of Preferred Stock were convertible into 2,010,045 and 2,014,042 shares of Common Stock, respectively.

13.    Stockholders’ Equity

At December 31, 2018 and 2017 there were 17,784,769 and 17,473,598 shares of the Company’s Common Stock issued, respectively, including 4,970,093 and 4,126,132 treasury shares at December 31, 2018 and 2017, respectively.

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

The following table reflects the total number of shares of the Company’s Common Stock reserved for future issuance as of December 31, 2018:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	960,719
Conversion of preferred stock to common stock	2,010,045
Total shares of common stock reserved for future issuance	2,970,764

Share Repurchases

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

On November 2, 2017, the Board approved the extension of the Company’s October 26, 2016 stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69,640 (the amount remaining from the $100,000 repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, the Board authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77,800, and extended the existing stock repurchase program through June 30, 2019. As of December 31, 2018, 1,018,989 shares were purchased under this plan after it was extended on November 2, 2017 for $66,256, excluding commission payments.

During the years ended December 31, 2018, 2017 and 2016, the Company withheld 5,242, 19,556 and 2,736 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards. In addition, during the years ended December 31, 2018 and 2017, the Company withheld 12,676 and 5,665 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations and the exercise price upon the exercise of stock options.

14.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

The following table summarizes the activity under the 2006 Plan as of December 31, 2018:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	1,356,820	908,588	52,131

The following table reflects the amount of stock-based compensation, for share settled awards issued to employees and non-employee directors, recorded in each financial statement line item for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Service expense	$950	$434	$841
General and administrative expense	8,037	7,052	4,324
Equity in net loss (gain) of investees	137	76	18
(Loss) income from discontinued operations, net of tax	6	57	(29)
Total stock-based compensation	$9,130	$7,619	$5,154

Stock-based compensation included in service expense is related to the NET Services segment, whereas the amount included in equity in net loss (gain) of investees is related to the Matrix Investment segment, as a member of Matrix management continues to hold Providence equity awards.

The amounts above exclude tax benefits of $1,888, $2,885 and $2,072 for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options

During the year ended December 31, 2016, the Company did not grant any stock options. The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
Expected dividend yield	0.0%			0.0%
Expected stock price volatility	26.47%	—	39.83%	19.5%	—	42.95%
Risk-free interest rate	2.26%	—	2.91%	1.0%	—	2.23%
Expected life of options (years)	1.29	—	6.50	0.03	—	6.50

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected stock price volatility was based on the Company’s historical data. The expected lives of options were based on the Company’s historical data, a simplified method for plain vanilla options, or the Company’s best estimate where appropriate. The simplified method was used for plain vanilla options for which the Company did not have sufficient historical data to use in determining the expected life.

In connection with the Organizational Consolidation, on April 9, 2018, the Company entered into an agreement with R. Carter Pate for his continued employment as the Company’s Interim CEO through June 30, 2019. The agreement also provided for a grant of unvested options to purchase up to 394,000 shares of the Company’s common stock, at a price of $71.67 per share, which was the closing price of the Company’s common stock on the grant date. The options are subject to vesting as follows: (i) 50% of the options will become vested if Mr. Pate remains employed by the Company through June 30, 2019 (the “Time-Vesting Options”), (ii) 25% of the options will become vested on March 31, 2019 if the Company has achieved its budget for its 2018 fiscal year, subject to certain adjustments, and Mr. Pate is then employed, and (iii) 25% of the options will become vested on March 31, 2019 subject to Mr. Pate’s achievement of other performance metrics if Mr. Pate is then employed. In recognition of certain holding company employees’ essential contributions to the success of the Company, and to encourage further alignment with the Company’s long-term interests through the ownership of equity, Mr. Pate voluntarily set aside 98,500 of the options granted to him, representing 25% of his total award. The value of the awards of $1,273 was fully expensed in the three months ended June 30, 2018. The Compensation Committee of the Board granted cash bonuses to employees based upon their performance throughout the Organizational Consolidation process in December 2018 in relation to the options voluntarily set aside by Mr. Pate.
In accordance with the terms of the agreement and actual performance to budget, only half of the options related to the budget performance criteria in (ii) above will vest.

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

Also, in connection with the Organizational Consolidation and his appointment as Interim CFO, on April 9, 2018, William Severance received an option to purchase 13,710 shares of common stock at a price of $71.67 per share, which was the closing price of the Company’s common stock on the grant date. The options will become fully exercisable on May 10, 2019, subject to Mr. Severance’s continued employment with the Company, and if not exercised will expire on December 31, 2020.

During the fourth quarter of 2017, James Lindstrom resigned from the Company as Chief Executive Officer (“CEO”) and board member of the Company. As a result of Mr. Lindstrom’s resignation as CEO, a separation agreement was entered into between the Company and Mr. Lindstrom. As a result of this separation agreement, Mr. Lindstrom was granted 125,000 stock options with an exercise price of $61.33 per share that were immediately vested. 75,000 of these options were exercised during the year ended December 31, 2018, the remaining options expired on December 31, 2018.

During the year ended December 31, 2018, the Company issued 266,293 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2018:

	Year ended December 31, 2018
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period, January 1	606,695	$48.70
Granted	750,993	66.73
Exercised	(278,969)	44.82
Forfeited/Canceled	(120,131)	68.81
Expired	(50,000)	61.33
Outstanding at end of period, December 31	908,588	$61.44	2.40	$4,348
Vested or expected to vest at end of period, December 31	871,651	$61.01	2.49	$4,348
Exercisable at end of period, December 31	263,897	$50.28	1.98	$2,570

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year ended December 31,
	2018	2017	2016
Weighted-average grant date fair value per share	$15.08	$9.05	$—
Options exercised:
Total intrinsic value	$6,805	$2,010	$979
Cash received	$12,413	$1,921	$4,108

Stock Option Modifications

As part of the Company’s retention plan associated with the Organizational Consolidation, the Company provided that unvested stock-based awards to employees subject to the retention plan will vest in full upon their termination dates so long as those employees fulfill their service obligation to the Company under the retention plan. As such, the vesting terms of 11,035 stock options were modified. Additionally, the exercise terms of the respective unvested stock options were modified to allow for exercise through December 31, 2020. As a result of the modifications, the Company revalued the awards as of April 9, 2018, and is expensing the unrecognized stock-based compensation cost, based on the new fair value, through the termination date of each relevant employee. Additional expense incurred during the year ended December 31, 2018, as a result of the modification, totaled $168. See Note 10, Restructuring and Related Reorganization Costs, for additional information.

During the fourth quarter of 2017, as a result of the separation agreement between the Company and Mr. Lindstrom, Mr. Lindstrom’s outstanding stock options from his grants of 11,319 on August 6, 2015 and 9,798 on March 15, 2017 were modified to accelerate the vesting date of both awards to November 15, 2017 and allow exercise of the stock options until December 31, 2018. As a result of the modification to the terms of the original stock options granted to Mr. Lindstrom, the Company recognized an accelerated expense of $83 on the award for the year ended December 31, 2017.

 Restricted Stock Awards

During the year ended December 31, 2018, the Company granted 20,242 shares of restricted stock (“RSAs”) to non-employee directors of its Board, executive officers and certain key employees. The awards primarily vest in three equal installments on the first, second and third anniversaries of the date of grant.

During the year ended December 31, 2018, the Company issued 27,894 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2017, 2016 and 2015 under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted Common Stock during the year ended December 31, 2018:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of period, January 1	64,779	$44.82
Granted	20,242	$66.07
Vested	(27,894)	$46.39
Forfeited or cancelled	(9,799)	$46.83
Non-vested at end of period, December 31	47,328	$52.56

As of December 31, 2018, there was $7,604 of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options and RSAs vested was $4,428, $3,550 and $1,383 for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock Award Modifications

As part of the Company’s retention plan associated with the Organizational Consolidation, the Company provided that unvested stock-based awards to employees subject to the retention plan will vest in full upon their termination dates so long as those employees fulfill their service obligation to the Company under the retention plan. As such, the vesting terms of 7,286 restricted stock awards were modified. As a result of the modifications, the Company revalued the awards as of April 9, 2018, and is expensing the unrecognized stock-based compensation cost, based on the new fair value, through the termination date of each relevant employee. Additional expense incurred during the year ended December 31, 2018, as a result of the modification, totaled $290. See Note 10, Restructuring and Related Reorganization Costs, for additional information.

Restricted Stock Units

During the year ended December 31, 2016, the Company granted 5,930 restricted stock units to a key employee, related to the terms of a separation agreement, that vested on January 3, 2017. The units were settled through a cash payment of $304 during the year ended December 31, 2017. The award was classified as a liability, and the expense recorded was based upon the Company’s closing stock price at the end of each reporting period and the completed requisite service period.

Deferred Share Units

During the year ended December 31, 2018, the Company granted 4,803 deferred share units to a director that vested on June 8, 2018, but will not be released until March 3, 2019. The units were fully expensed during the year ended December 31, 2018 and had a grant date fair value of $75.51 per share.

Cash Settled Awards

During the years ended December 31, 2018, 2017 and 2016, respectively, the Company issued 2,017, 3,097 and 3,360 stock equivalent units (“SEUs”), which settle in cash upon vesting, to Coliseum Capital Partners, L.P., in lieu of a grant to Christopher Shackelton, Chairman of the Board, for his service on the Board, which vest one-third upon each anniversary of the vesting date. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The Company recorded $209, $235 and $287 of expense for SEUs during the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2014, the Company issued 200,000 stock option equivalent units (“SOEUs”), with an exercise price of $43.81 per share, which settle in cash, to Coliseum Capital Partners, L.P in lieu of a grant to Christopher Shackelton, for other services rendered. All 200,000 SOEUs were outstanding and exercisable at December 31, 2018. This award vested one-third upon grant, one-third on June 30, 2015 and one-third on June 30, 2016. No additional SOEUs were granted during the years ended December 31, 2018, 2017 and 2016. The Company recorded benefits of $191 and $1,517 for SOEUs during the years ended December 31, 2018 and 2016, respectively, and expense of $2,146 during the year ended December 31, 2017. The benefits and expense are included in “General and administrative expense” in the consolidated statements of operations. The fair value of the SOEUs was estimated as of December 31, 2018, 2017 and 2016 using the Black-Scholes option-pricing formula and amortized over the option’s graded vesting periods with the following assumptions:

	Year ended December 31,
	2018			2017			2016
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	27.82%	—	30.59%	23.36%	—	32.09%	35.71%	—	41.8%
Risk-free interest rate	2.50%	—	2.61%	1.75%	—	1.95%	1.11%	—	1.64%
Expected life of options (in years)	0.75	—	1.75	0.75	—	2.75	1.00	—	3.00

As of December 31, 2018 and 2017, the Company had a short-term liability of $3,719 and $3,938, respectively, in “Accrued expenses” in the consolidated balance sheets related to unexercised vested and unvested cash settled share-based payment awards. The cash settled share-based compensation expense in total excluded a tax benefit of $908 for the year ended December 31, 2017. The cash settled share-based compensation benefit in total excluded a tax expense of $4 and $492 for the years ended December 31, 2018 and 2016. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of 0.7 years; however, the total expense for both SEUs and SOEUs will continue to be adjusted until the awards are settled.

Holdco Long-Term Incentive Plan

On August 6, 2015 (the “Award Date”), the Compensation Committee of the Board adopted the 2015 Holding Company LTI Program (“HoldCo LTIP”) under the 2006 Plan. Under the program, executives would receive shares of Providence common stock based on the shareholder value created in excess of an 8.0% compounded annual return between the Award Date and December 31, 2017 (the “Extraordinary Shareholder Value”). The Award Date value was calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over the 90-day trading period ending on the Award Date. The Extraordinary Shareholder Value was calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over the 90-day trading period ending on December 31, 2017. A pool for use in the allocation of awards was created equal to 8.0% of the Extraordinary Shareholder Value.

It was determined that no shares would be distributed under the Holdco LTIP as the calculation of the pool amount was zero. $4,738 and $3,319 of expense are included in “General and administrative expense” in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.

These awards were classified as equity and the fair value of the awards was calculated using a Monte-Carlo simulation valuation model. The fair value of the awards granted in 2016 were estimated using the following assumptions:

	Year ended December 31, 2016
Forward interest rate	0.24%	—	2.71%
Expected Volatility	40.0%
Dividend Yield	—%
Fair Value of Total Pool	$12,870

15. Long-Term Incentive Plans

The Company established Long-Term Incentive Plans (“LTIPs”) for the Company’s operating segments during the fourth quarter of 2015. The awards pay in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option when the LTIP offer letter is received. In addition, at the discretion of the Company, the recipients may be able to elect unrestricted stock in lieu of cash compensation at a later date. The LTIPs reward participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards vest in three installments: 60% of the award will pay out immediately following December 31, 2017, 25% one year following the performance period (i.e. December 31, 2018) and 15% two years following the performance period (i.e. December 31, 2019). Payout is subject to the participant remaining employed by the Company.

During 2017, the Company revised the structure of the NET Services long-term incentive plan. As a result, the Company finalized the amount payable under the plan at $2,956. The total value will be paid to the awarded participants per the terms of the original agreement and thus the remaining unamortized expense relating to this plan continues to be recognized over the remaining service period. For the years ended December 31, 2018, 2017, and 2016, a benefit of $253, expense of $816 and expense of $1,513, respectively, is included in “Service expense” in the consolidated statements of operations related to this plan. At December 31, 2018 and 2017, the liability for long-term incentive plans of the Company’s operating segments of $630 and $2,657, respectively, is reflected in “Accrued expenses” and “Other long-term liabilities” in the consolidated balance sheets.

The Board approved the LogistiCare 2017 Senior Executive LTI Plan (the “LogistiCare LTIP”) for executive management and key employees of NET Services during the three months ending March 31, 2018. The LogistiCare LTIP pays in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option prior to the award payment date. The LogistiCare LTIP rewards participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards have a performance period of January 1, 2017 through December 31, 2019, with a payout date within two and a half months of the performance period end date. Payout is subject to the participant remaining employed by the Company on the payment date. The maximum amount that can be earned through the LogistiCare LTIP is $7,000. As of December 31, 2018, 65.5% of the awards have been issued under the LogistiCare LTIP. No expense has been incurred for this plan during the year ended December 31, 2018, as we currently believe that it is not probable the defined measures will be met.

In connection with the acquisition of Circulation, the Company established a management incentive plan (“MIP”) that is intended to motivate key employees of Circulation whereby they may be entitled to cash payments if certain financial measures are met based upon cumulative NET Services EBITDA; less the assumption of former Corporate and Other segment costs; less cumulative CAPEX (“MIP Financial Performance”) for the performance period January 1, 2019 to December 31, 2021 as compared to the baseline, as determined by the Board. To the extent amounts are earned, the payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021. Payout is subject to the participant remaining employed by the Company through December 31, 2021. The amount that can be earned through the MIP ranges from $12,500 to $237,500 based on a range of value of the MIP Financial Performance of $272,500 to $395,500. As of December 31, 2018, the Company has accrued $1,441, reflected in “Other long-term liabilities” in the consolidated balance sheet, towards its estimate of the expected payout under the MIP.

16.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Year ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income attributable to Providence	$(18,981)	$53,369	$91,928
Less dividends on convertible preferred stock	(4,420)	(4,419)	(4,419)
Less income allocated to participating securities	(1,856)	(6,314)	(10,569)
Net (loss) income available to common stockholders	$(25,257)	$42,636	$76,940

Continuing operations	$11,953	$40,647	$19,749
Discontinued operations	(37,210)	1,989	57,191
	$(25,257)	$42,636	$76,940

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,960,837	13,602,140	14,666,896
Effect of dilutive securities:
Common stock options	72,410	66,314	105,837
Performance-based restricted stock units	—	4,860	6,665
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,033,247	13,673,314	14,779,398

Basic earnings (loss) per share:
Continuing operations	$0.92	$2.99	$1.35
Discontinued operations	(2.87)	0.15	3.90
	$(1.95)	$3.14	$5.25
Diluted earnings (loss) per share:
Continuing operations	$0.92	$2.97	$1.34
Discontinued operations	(2.86)	0.15	3.87
	$(1.94)	$3.12	$5.21

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2018	2017	2016
Stock options to purchase common stock	560,547	362,392	22,638
Convertible preferred stock	802,489	803,323	803,442

17.    Operating Leases and Service Commitment

Operating Leases

The Company has non-cancelable contractual obligations in the form of operating leases for office space, related office equipment and other facilities. The leases expire in various years and generally provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Certain operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. The cumulative difference between rent expense recorded and the amount paid, for continuing operations, as of December 31, 2018 and 2017 was $2,115 and $2,209, respectively, and is included in “Accrued expenses” and “Other long-term liabilities” in the consolidated balance sheets.

Future minimum payments under non-cancelable operating leases for equipment and property with initial terms of one year or more consisted of the following at December 31, 2018:

Operating
Leases
2019	$8,825
2020	6,452
2021	4,594
2022	3,801
2023	1,767
Thereafter	1,600
Total future minimum lease payments	$27,039

Rent expense for continuing operations related to operating leases was $10,960, $10,250 and $9,624, for the years ended December 31, 2018, 2017 and 2016, respectively. Also, the lease agreements generally require the Company to pay executory costs such as real estate taxes, insurance, and repairs, which are recorded to expense as incurred.

Service Commitment

The Company has entered into a commitment related to transportation services. The commitment amount represents the minimum obligation the Company has under this agreement. If the Company does not utilize the minimum level of services specified in the agreement, a penalty provision will apply. However, the minimum obligation is less than the Company’s projected use for these periods and payments may be more than the minimum obligation based on actual use.

Future minimum payments under this service commitment consisted of the following at December 31, 2018:

Service
Commitment
2019	$9,509
2020	19,208
Total future minimum payments	$28,717

18.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all employees of its NET Services’ operating segment and corporate personnel. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over 5 years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to the plan for continuing operations were $340, $304 and $232, for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also maintains a Deferred Compensation Rabbi Trust Plan for highly compensated employees of NET Services. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. Additional information is included in Note 20, Commitments and Contingencies.

19.    Income Taxes

The federal and state tax provision is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax expense (benefit):
Current	$3,462	$19,011	$20,963
Deferred	(1,157)	(19,762)	(6,545)
Total Federal income tax expense (benefit)	2,305	(751)	14,418

State income tax expense (benefit):
Current	2,113	4,048	4,501
Deferred	266	706	(947)
Total State income tax expense (benefit)	2,379	4,754	3,554
Total provision for income taxes	$4,684	$4,003	$17,972

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rates	21%	35%	35%
Federal income tax at statutory rates	$4,812	$19,281	$15,699
Revaluation of net deferred tax liabilities due to U.S. tax reform	(286)	(19,304)	—
U.S. tax reform impact on equity income of investees	—	(1,646)	—
Change in valuation allowance	36	177	296
Change in uncertain tax positions	108	7	73
State income taxes, net of federal benefit	1,843	3,157	2,399
Compensation expense	235	—	—
Stock compensation	76	3,400	—
Meals and entertainment	74	99	94
Transaction costs	263	159	—
Cost method investment re-measurement gain	(1,381)	—	—
Tax credits	(1,208)	(354)	(947)
Legal expense	—	(805)	522
Other	112	(168)	(164)
Provision for income taxes	$4,684	$4,003	$17,972
Effective income tax rate	20%	7%	40%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities of continuing operations are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$19,485	$—
Capital loss carryforward	1,072	—
Tax credit carryforwards	840	486
Accounts receivable allowance	227	1,134
Accrued items and reserves	6,817	8,297
Stock compensation	1,480	1,480
Deferred rent	543	572
Deferred revenue	272	—
Other	773	172
	31,509	12,141
Deferred tax liabilities:
Deferred financing costs	12	38
Prepaids	900	1,439
Property and equipment depreciation	3,492	3,329
Goodwill and intangibles amortization	6,944	3,678
Equity investment	40,577	42,113
Other	—	303
	51,925	50,900
Net deferred tax liabilities	(20,416)	(38,759)
Less valuation allowance	(2,633)	(473)
Net deferred tax liabilities	$(23,049)	$(39,232)
Net noncurrent deferred tax assets, net of valuation allowance of $0 for 2018 and 2017	$2,601	$—
Net noncurrent deferred tax liabilities, net of valuation allowance of $2,633 and $473 for 2018 and 2017, respectively	(25,650)	(39,232)
	$(23,049)	$(39,232)

At December 31, 2018, the Company had approximately $86,865 of federal net operating loss carryforwards, including $3,055 which will expire primarily in 2037 and $83,810 which can be carried forward indefinitely. In addition, at December 31, 2018, the Company had approximately $26,936 of state net operating loss carryforwards which expire as follows:

2023	$2,021
Thereafter	24,915
Total state net operating loss carryforwards	$26,936

Approximately $8,600 of the U.S. and state net operating loss carryforwards relate to Circulation, Inc. pre-acquisition tax periods and are subject to change of ownership limitations on their use. These limitations are not expected to restrict the ultimate use of these loss carryforwards.

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

The net change in the total valuation allowance for the year ended December 31, 2018 was $2,160, of which $36 related to current operations, $1,492 related to discontinued operations and $632 related to the balance from the Circulation acquisition. The valuation allowance of $2,633 includes $2,166 for state net operating loss, capital loss and tax credit carryforwards and $467 for stock compensation and accrued liability deferred tax assets for which the Company has concluded that it is more likely than not that these carryforwards and deferred tax assets will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

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

As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities as of December 31, 2017 and recognized a provisional tax benefit of $20,950. The Company projected net accumulated deficits in foreign E&P; therefore, no provisional tax expense for deemed repatriation was recognized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with the SAB 118 guidance, the Company has recognized the provisional tax impacts related to the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The financial reporting impact of the Tax Reform Act was completed in the fourth quarter of 2018 and an additional benefit of $286 was recorded.

Unrecognized Tax Benefits

The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months. The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $47, $65 and $19, respectively, in interest and penalties from continuing operations. The Company had approximately $109 and $83 for the payment of penalties and interest of continuing operations accrued as of December 31, 2018 and 2017, respectively.

A reconciliation of the liability for unrecognized income tax benefits for continuing operations is as follows:

	December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of year	$1,115	$1,108	$271
Balance upon acquisition/disposition	—	—	764
Increase related to prior year positions	104	22	37
Increase related to current year tax positions	160	101	139
Statute of limitations expiration	(157)	(116)	(103)
Unrecognized tax benefits, end of year	$1,222	$1,115	$1,108

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2014 to 2017.

20.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of the Company.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by the relators Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators was employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company intends to defend the litigation vigorously and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

Indemnifications related to Haverhill Litigation

The Company indemnified the Coliseum Stockholders from and against any and all losses, claims, damages, expenses and liabilities relating to or arising out of (i) any breach of any representation, warranty, covenant or undertaking made by or on behalf of the Company in the Standby Purchase Agreement and (ii) the transactions contemplated by the Standby Purchase Agreement and the 14.0% Unsecured Subordinated Note in aggregate principal amount of $65,500, except to the extent that any such losses, claims, damages, expenses and liabilities are attributable to the gross negligence, willful misconduct or fraud of such Coliseum Stockholder.

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

The Company recorded $318 and $1,282 of such indemnified legal expenses related to the Haverhill Litigation during the years ended December 31, 2017 and 2016, respectively, which is included in “General and administrative expenses” in the consolidated statements of operations. Of these amounts, $245 and $757 for the years ended December 31, 2017 and 2016, respectively, were indemnified legal expenses of related parties. Other legal expenses of the Company related to the Haverhill Litigation are covered under the Company’s insurance policies, subject to applicable deductibles and customary review of the expenses by the carrier. The Company recognized a benefit of $226 for the year ended December 31, 2018, and expense of $8 and $210 for the years ended December 31, 2017 and 2016, respectively. While the carrier typically remits payment directly to the respective law firm, the Company accrues for the cost and records a corresponding receivable for the amount to be paid by the carrier. The Company recognized an insurance receivable of $941 in “Other receivables” in the consolidated balance sheet at December 31, 2017, with a corresponding liability amount recorded to “Accrued expenses”.

Other Indemnifications

The Company provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. Certain representations made by the Company in the related Membership Interest Purchase Agreement (the “Purchase Agreement”) including tax representations, survive until the expiration of applicable statutes of limitation. Molina and the Company entered into a settlement agreement regarding indemnification claims by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division, against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. The Company expects to recover a portion of the settlement through insurance coverage, although this cannot be assured.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at December 31, 2018.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to APM, which closed on December 21, 2018.  The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date. The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at December 31, 2018.

On May 9, 2018, the Company entered into a registration indemnification agreement with the Coliseum Stockholders, who as of December 31, 2018, collectively held approximately 9.6% of the Company’s outstanding common stock and approximately 95.6% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the Coliseum Stockholders’ securities for resale under the Securities Act.

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NET Services as of December 31, 2018. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $1,982 and $1,806 at December 31, 2018 and 2017, respectively.

21.    Transactions with Related Parties

The Company incurred legal expenses under an indemnification agreement with the Coliseum Stockholders as further discussed in Note 20, Commitments and Contingencies. Preferred stock dividends earned by the Coliseum Stockholders during the years ended December 31, 2018 and 2017 totaled $4,213 each year.

Effective June 15, 2018, the Company registered shares of the Company’s common stock and Preferred Stock held by the Coliseum Stockholders for resale under the Securities Act and on May 9, 2018, in connection with such registration, the Company entered into a registration indemnification agreement with the Coliseum Stockholders as further discussed in Note 20, Commitments and Contingencies.

During the year ended December 31, 2017, the Company made a $566 loan to Mission Providence. The loan was also repaid during the year ended December 31, 2017.
22. Acquisitions

During 2017, the Company made an equity investment in Circulation, which was accounted for as a cost method investment. On September 21, 2018, the Company’s subsidiary, LogistiCare, acquired all of the outstanding equity of Circulation, which offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation enables administration of transportation benefits, proactively monitors for fraud, waste and abuse, and integrates all transportation capabilities (e.g. outsourced transportation, owned fleets, and other medical logistics services), while emphasizing patient convenience and satisfaction. Circulation’s proprietary platform simplifies ordering, improves reliability and efficiency, and reduces transportation spend. The Company believes the acquisition advances LogistiCare’s central mission of reducing transportation as a barrier to healthcare and will help deliver a differentiated user experience and provide a core technology and analytics platform that better positions LogistiCare for growth.

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

The Company’s initial investment in Circulation was $3,000 in July 2017 to acquire a minority interest. As a result of the transactions pursuant to the merger agreement, the fair value of this pre-acquisition interest increased to $9,577, and thus the Company recognized a gain of $6,577. This gain is recorded as “Gain on remeasurement of cost method investment” on the Company’s consolidated statement of operations for the year ended December 31, 2018. The Company determined the fair value of its pre-acquisition equity interest by multiplying the number of shares it held in Circulation pre-acquisition by the per-share consideration validated by reference to the total merger consideration agreed to with other unrelated equity holders in Circulation.

The Company incurred acquisition and related costs for this acquisition of $1,729 during the year ended December 31, 2018. These expenses are primarily included in general and administrative expenses of the NET Services segment in the consolidated statements of operations.

The purchase price of Circulation is calculated as follows:

Cash purchase of common stock	$45,123
Providence’s acquisition date fair value equity interest in Circulation	9,577
Total consideration	$54,700

The table below presents Circulation’s net assets at the date of acquisition based upon the final estimate of respective fair values:

Cash	$1,302
Accounts receivable	996
Other assets	216
Property and equipment	49
Intangibles	15,700
Goodwill	40,001
Deferred taxes, net	(2,199)
Accounts payable and accrued liabilities	(1,244)
Deferred revenue	(69)
Other non-current liabilities	(52)
Total of assets acquired and liabilities assumed	$54,700

The goodwill is allocated to the NET Services segment. None of the acquired goodwill is expected to be deductible for tax purposes.

The fair value of intangible assets is as follows:

	Type	Life	Value
Customer relationships	Amortizable	3 years	$1,400
Trademarks and trade names	Amortizable	3 years	200
Developed technology	Amortizable	5 years	14,100
			$15,700
The amounts of Circulation’s revenue and net income included in the Company’s consolidated statement of operations for the year ended December 31, 2018, and the unaudited pro forma revenue and net (loss) income attributable to Providence of the combined entity had the acquisition date been January 1, 2017, are:

	Year Ended December 31, 2018
Actual Circulation:
Revenue	$2,205
Net loss	(2,108)

	Year Ended December 31,
	2018	2017
Pro forma:
Revenue	$1,388,203	$1,319,195
Net (loss) income attributable to Providence	(21,541)	49,097
Diluted (loss) earnings per share	$(2.11)	$2.85
The pro forma information above for the year ended December 31, 2018 includes the elimination of acquisition related costs. Adjustments for all periods include expensing the incentive for two co-founders to be paid upon continuing employment, amortization expense based on the estimated fair value and useful lives of intangible assets and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2017.

23.   Discontinued Operations

WD Services Segment

On December 21, 2018, the Company completed the sale of substantially all of the operating subsidiaries of its WD Services segment to APM and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. The Company’s contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019.

The total cash consideration of the sale was $46,450, with the buyer retaining existing WD Services cash of $20,993. In addition to the purchase consideration, as a result of closing the transaction before the year end, the Company expects to realize cash tax benefits of approximately $51,861 from the transaction, including approximately $34,275 in tax refunds by the fourth quarter of 2019 in relation to its 2018 tax returns and loss carrybacks, which is inclusive of $646 of tax that would have been otherwise due in the fourth quarter of 2018. The remaining cash tax benefit of $17,586 is expected to be realized as an offset to tax payments over the following three years, based upon the Company’s current estimate of taxable income. In addition, $1,072 of benefits related to capital loss carryforwards is available, which amount was reserved as of December 31, 2018.

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France, its WD Services operation in France, for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

On September 29, 2017, the Company and Mission Australia completed the sale of 100% of the stock of Mission Providence, a joint venture in the WD Services segment, pursuant to a share sale agreement. Upon the sale of Mission Providence, the Company received AUD 20,184, or $15,823 of proceeds, for its equity interest, net of transaction fees. Subsequently, a working capital adjustment was finalized in December 2017 resulting in the return of $229 of the proceeds. The related gain on sale of Mission Providence totaling $12,377 is recorded as “(Loss) income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the year ended December 31, 2017. Summary financial information for Mission Providence on a standalone basis for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	Nine months ended September 30, 2017	Year ended December 31, 2016
Revenue	$30,125	$36,546
Operating loss	(1,765)	(9,664)
Net loss	(1,934)	(8,843)

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, (“ASC 205-20”) a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the disposition of the WD Services segment and determined that those held for sale conditions for discontinued operations presentation were met during the fourth quarter of 2018. As such, the historical financial results of the Company’s historical WD Services segment, and the related income tax effects have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

HA Services Segment

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

In accordance with ASC 205-20, the Company analyzed the quantitative and qualitative factors relevant to the Matrix stock subscription transaction resulting in the Company no longer owning a controlling interest in Matrix, and determined that those held for sale conditions for discontinued operations presentation were met during the third quarter of 2016. As such, the historical financial results of Matrix, the Company’s historical HA Services segment, and the related income tax effects have been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements through October 19, 2016.

The Company has continuing involvement with Matrix through its ownership of 43.6% of the equity interests in Matrix as of December 31, 2018, as well as through a management consulting agreement, not to exceed ten years. Prior to the Matrix Transaction, the Company owned 100% of the equity interest in Matrix. Subsequent to the Matrix Transaction, the Company accounts for its investment in Matrix under the equity method of accounting. The Company’s share of Matrix’s gains and losses subsequent to the Matrix Transaction, which totaled a loss of $6,158, a gain of $13,445 and a loss of $1,789, is recorded as “Equity in net (gain) loss of investees” in its consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Matrix’s pretax loss for the year ended December 31, 2018 totaled $27,128. Matrix’s pretax loss for the year ended December 31, 2017 totaled $2,948 and included $3,537 of transaction related expenses. Matrix’s pretax loss for the period of

October 19, 2016 through December 31, 2016 totaled $7,027 and included $6,367 of transaction related expenses. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the working capital adjustments discussed above and management and advisory fees associated with its ongoing relationship with Matrix, of which $2,271 and $1,103 were received during the years ended December 31, 2018 and 2017, respectively. $259 and $247 are included in “Other receivables” in the consolidated balance sheets at December 31, 2018 and 2017, respectively, related to management fees receivable.

Human Services Segment

On September 3, 2015, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment. During the years ended December 31, 2018, 2017 and 2016, the Company recorded additional expenses and benefits related to the Human Services segment, principally related to legal proceedings as described in Note 20, Commitment and Contingences, related to an indemnified legal matter.

Results of Operations

The following table summarizes the results of operations classified as (loss) income from discontinued operations, net of tax, for the years ended December 31, 2018, 2017 and 2016. The HA Services segment column in the table below for the year ended December 31, 2016 reflects the financial results for HA Services from January 1, 2016 through October 19, 2016.

	Year ended December 31, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$264,553	$264,553

Operating expenses:
Service expense	—	248,824	248,824
General and administrative expense	(495)	26,895	26,400
Asset impairment charge	—	9,203	9,203
Depreciation and amortization	—	11,864	11,864
Total operating expenses (benefits)	(495)	296,786	296,291
Operating income (loss)	495	(32,233)	(31,738)

Other expenses:
Interest expense, net	—	35	35
Gain on foreign currency transactions	—	(388)	(388)
Other gain	—	(87)	(87)
Income (loss) from discontinued operations before gain on disposition and income taxes	495	(31,793)	(31,298)
Loss on disposition	—	(53,692)	(53,692)
(Provision) benefit for income taxes	(545)	48,482	47,937
(Loss) income from discontinued operations, net of tax	$(50)	$(37,003)	$(37,053)

The loss on disposition in the table above includes the reclassification of translation loss realized upon sale of subsidiaries of $29,973. The benefit for income taxes in the table above for the WD Services segment includes tax benefits on the WD Services Sale of $51,861 and income tax expense on WD Services operations of $3,379.

	Year ended December 31, 2017
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$305,662	$305,662

Operating expenses:
Service expense	—	265,417	265,417
General and administrative expense	9,674	28,845	38,519
Depreciation and amortization	—	12,851	12,851
Total operating expenses	9,674	307,113	316,787
Operating loss	(9,674)	(1,451)	(11,125)

Other expenses:
Interest expense, net	—	74	74
Equity in net loss of investees	—	1,391	1,391
Gain on sale of equity investment	—	(12,377)	(12,377)
Loss on foreign currency transactions	—	345	345
(Loss) income from discontinued operations before gain on disposition and income taxes	(9,674)	9,116	(558)
Benefit for income taxes	3,691	(398)	3,293
(Loss) income from discontinued operations, net of tax	$(5,983)	$8,718	$2,735

	Year ended December 31, 2016
	Human Services Segment	HA Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$166,090	$344,403	$510,493

Operating expenses:
Service expense	—	120,906	320,147	441,053
General and administrative expense	7,966	2,148	30,384	40,498
Asset impairment charge	—	—	19,588	19,588
Depreciation and amortization	—	21,121	13,823	34,944
Total operating expenses	7,966	144,175	383,942	536,083
Operating (loss) income	(7,966)	21,915	(39,539)	(25,590)

Other expenses:
Interest expense, net	—	9,929	68	9,997
Equity in net loss of investees	—	—	8,498	8,498
Write-off of deferred financing fees	—	2,302	—	2,302
Gain on foreign currency transactions	—	—	(1,374)	(1,374)
(Loss) income from discontinued operations before gain on disposition and income taxes	(7,966)	9,684	(46,731)	(45,013)
Gain on disposition	—	167,895	—	167,895
Benefit (provision) for income taxes	2,401	(63,254)	936	(59,917)
(Loss) income from discontinued operations, net of tax	$(5,565)	$114,325	$(45,795)	$62,965

Asset impairment charges

In connection with classifying the assets and liabilities of Ingeus France as held for sale during the three months ended June 30, 2018, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9,203 was recorded during the year ended December 31, 2018 and is included in “Asset impairment charge” in the table above.

During the fourth quarter of 2016, the Company reviewed WD Services for impairment, primarily due to lower than expected volumes and unfavorable service mix shifts under a large contract in the United Kingdom (“UK”) impacting future projections; additional clarity into the anticipated size and structure of the Work and Health Programme in the UK; the absence of additional details regarding the restructuring of the offender rehabilitation contract in the UK; and a change in senior management at WD Services during the fourth quarter. As a result, the Company performed a quantitative test comparing the fair value of the asset groupings comprising WD Services with the carrying amounts and recorded an asset impairment charge of $4,381 to definite-lived customer relationship intangible assets and an asset impairment charge of $9,983 to property and equipment, which are recorded in “Asset impairment charge” in the table above. In addition, the Company reviewed the carrying value of goodwill of WD Services, noting the carrying value exceeded the fair value. Therefore, the Company performed the second step of the impairment test, in which the fair value of the reporting unit is allocated to all of the assets and liabilities, on a fair value basis, with any excess representing the implied value of goodwill of the reporting unit. The fair value was determined using an income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth rates and operating margins, working capital requirements and capital expenditures. Based on this analysis, the carrying value of goodwill of the WD Services reporting unit exceeded the implied fair value and the Company recorded an asset impairment charge of $5,224, which is included in “Asset impairment charge” on the Company’s consolidated statement of operations.

Interest expense, net

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the portion of the debt that was required to be paid with the proceeds from the sale of the Matrix Transaction. The total allocated interest expense is included in “Interest expense, net” in the tables above. The total allocated interest expense for the year ended December 31, 2016 for the HA Services segment was $9,939.

Loss on disposition, net of tax

The total loss on disposition, net of tax, related to the sale of WD Services subsidiaries during the year ended December 31, 2018 is calculated as follows:

Total cash received, net of transaction costs and cash sold	$12,780
Total WD Services net asset value as of transaction date, net of cash sold	(36,499)
Income tax benefit	51,861
Gain on sale before reclassification of currency translation, net of tax	28,142
Adjustment for reclassification of currency translation	(29,973)
Loss on disposition, net of tax	$(1,831)

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2018 and 2017. Amounts as of December 31, 2018 represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services Sale.

	December 31,
	2018	2017
Cash and cash equivalents	$2,321	$42,512
Accounts receivable, net of allowance of $3,460 and $500 in 2018 and 2017, respectively	4,316	48,718
Other receivables	—	10
Prepaid expenses and other	414	12,784
Current assets of discontinued operations	$7,051	$104,024

Property and equipment, net	$—	$12,705
Goodwill	—	26,453
Intangible assets, net	—	29,774
Equity investments	—	213
Other assets	—	51
Deferred tax asset	—	4,632
Noncurrent assets of discontinued operations	$—	$73,828

Accounts payable	$486	$15,086
Accrued expenses	2,771	32,195
Deferred revenue	—	14,362
Current liabilities of discontinued operations	$3,257	$61,643

Other long-term liabilities	$—	$5,170
Deferred tax liabilities	—	2,395
Noncurrent liabilities of discontinued operations	$—	$7,565

Cash Flow Information

The following table presents depreciation, amortization, capital expenditures and significant operating noncash items of the discontinued operations for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$—	$6,711	$6,711
Amortization	—	5,153	5,153
Asset impairment charge	—	9,203	9,203
Stock-based compensation	—	6	6
Deferred income taxes	419	(74)	345

Cash flows from discontinued investing activities:
Purchase of property and equipment	$—	$6,725	$6,725

	For the year ended December 31, 2017
	Human Services Segment	WD Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$—	$7,825	$7,825
Amortization	—	5,026	5,026
Stock-based compensation	—	57	57
Deferred income taxes	(3,433)	(507)	(3,940)

Cash flows from discontinued investing activities:
Purchase of property and equipment	$—	$4,527	$4,527

	For the year ended December 31, 2016
	HA Services Segment	WD Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$3,661	$8,138	$11,799
Amortization	17,460	5,685	23,145
Asset impairment charge	—	19,588	19,588
Stock-based compensation	(18)	(11)	(29)
Deferred income taxes	52,338	(6,638)	45,700

Cash flows from discontinued investing activities:
Purchase of property and equipment	$9,174	$19,810	$28,984

24.    Segments

The Company owns subsidiaries and investments primarily engaged in the provision of healthcare services in the United States. The Company’s NET Services segment, which primarily operates under the brands LogistiCare and Circulation, since its acquisition in September 2018, is the largest manager of NET programs for state governments and MCOs in the U.S. On September 21, 2018, we completed the acquisition of Circulation, which offers a full suite of logistics solutions to manage NET programs across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation’s technology expands LogistiCare’s existing capabilities to manage transportation benefits, integrating all transportation capabilities while proactively monitoring for fraud, waste and abuse and emphasizing member convenience and satisfaction.

The Company’s Matrix Investment segment consists of a minority investment in Matrix, a nationwide provider of home and mobile-based healthcare services for health plans in the U.S., including CHAs, quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians, and a fleet of mobile health clinics with advanced diagnostics capabilities. On October 19, 2016, affiliates of Frazier Healthcare Partners purchased a controlling equity interest in Matrix, with the Company retaining a non-controlling equity interest. Matrix’s financial results prior to October 19, 2016 are presented as a discontinued operation.

The Company’s Corporate and Other segment includes the Company’s executive, accounting, finance, internal audit, tax, legal, public reporting and corporate development functions, as well as the results of the Company's captive insurance company. On April 11, 2018, the Company announced an Organizational Consolidation. See Note 10, Restructuring and Related Reorganization Costs, for further information.

Our segments are determined based on how the Company’s chief operating decision maker (“CODM”) manages the Company’s business, makes operating decisions and evaluates operating performance. The operating results of the segments include revenue and expenses incurred by the segment, as well as an allocation of direct expenses incurred by Corporate on behalf of the segment. Indirect expenses, including unallocated corporate functions and expenses, such as executive, accounting, finance, internal audit, tax, legal, public reporting, certain strategic and corporate development functions and the results of the Company’s captive insurance company as well as elimination entries recorded in consolidation are reflected in Corporate and Other.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018
	NET Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,384,965	$—	$—	$1,384,965

Service expense	1,285,029	—	(426)	1,284,603
General and administrative expense	14,247	—	31,851	46,098
Asset impairment charge	14,175	—	—	14,175
Depreciation and amortization	15,026	—	787	15,813
Operating income (loss)	$56,488	$—	$(32,212)	$24,276

Equity in net (gain) loss of investees	$—	$6,158	$—	$6,158
Investment in equity method investee	$—	$161,503	$—	$161,503
Total assets	$349,567	$161,503	$54,125	$565,195
Long-lived asset expenditures	$10,796	$—	$—	$10,796

	Year Ended December 31, 2017
	NET Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,318,220	$—	$—	$1,318,220

Service expense	1,227,426	—	(3,799)	1,223,627
General and administrative expense	11,779	—	31,712	43,491
Asset impairment charge	—	—	—	—
Depreciation and amortization	13,275	—	343	13,618
Operating income (loss)	$65,740	$—	$(28,256)	$37,484

Equity in net (gain) loss of investees	$—	$(13,445)	$—	$(13,445)
Investment in equity method investee		$169,699		$169,699
Total assets	$294,127	$169,699	$62,412	$526,238
Long-lived asset expenditures	$15,319	$—	$77	$15,396

	Year Ended December 31, 2016
	NET Services	Matrix Investment	Corporate and Other	Total
Service revenue, net	$1,233,720	$—	$122	$1,233,842

Service expense	1,132,857	—	(894)	1,131,963
General and administrative expense	11,406	—	28,121	39,527
Asset impairment charge	—	—	1,415	1,415
Depreciation and amortization	12,375	—	405	12,780
Operating income (loss)	$77,082	$—	$(28,925)	$48,157

Equity in net (gain) loss of investees	$—	$1,789	$—	$1,789
Long-lived asset expenditures	$10,845	$—	$1,387	$12,232

Customer Information

12.6%, 13.8% and 13.1% of the Company’s consolidated revenue was derived from one U.S. state Medicaid program for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, substantially all of the Company’s revenues are generated from domestic governmental agencies or entities that contract with governmental agencies.

25.    Quarterly Results (Unaudited)

The quarterly consolidated financial statements presented below reflect WD Services and Human Services as discontinued operations for all periods presented. Additionally, certain costs incurred by the Corporate and Other segment which directly related to the WD Services Sale are also included as discontinued operations.

	Quarter ended
	March 31, 2018	June 30, 2018 (1) (2)	September 30, 2018 (3)	December 31, 2018 (4)

Service revenue, net	$336,696	$343,736	$343,771	$360,762
Operating income	12,103	3,431	9,435	(693)
Income from continuing operations, net of tax	7,423	1,964	10,295	(1,454)
(Loss) income from discontinued operations, net of tax	(1,697)	(13,366)	(2,964)	(19,026)
Net income (loss) attributable to Providence	5,430	(11,215)	7,154	(20,350)
Earnings (loss) per common share (10):
Basic	$0.27	$(0.96)	$0.37	$(1.67)
Diluted	$0.26	$(0.95)	$0.37	$(1.67)

	Quarter ended
	March 31, 2017 (5)	June 30, 2017	September 30, 2017 (6)	December 31, 2017(6)(7)(8)(9)

Service revenue, net	$324,033	$338,805	$324,824	$330,558
Operating income	4,707	11,333	7,271	14,173
Income from continuing operations, net of tax	2,046	7,658	3,374	38,008
(Loss) income from discontinued operations, net of tax	(5,997)	(3,917)	11,575	1,074
Net (loss) income attributable to Providence	(4,325)	3,915	14,853	38,926
(Loss) earnings per common share (10):
Basic	$(0.40)	$0.15	$0.88	$2.44
Diluted	$(0.40)	$0.14	$0.88	$2.42

(1)
Operating income in the quarter ending June 30, 2018 was negatively impacted by higher transportation costs on a per trip basis as NET Services saw a shift in service mix to higher cost modes of transportation and higher average mileage per trip.

(2)
Due to the disposition of Ingeus France in July 2018, the carrying value of its assets and liabilities were reduced to their estimated fair value less selling costs during the quarter ending June 30, 2018. As a result, an impairment charge of $9,203 was recorded during the quarter ending June 30, 2018, which is included in (loss) income from discontinued operations, net of tax.

(3)
During the quarter ending September 30, 2018, the Company acquired all of the outstanding equity of Circulation. The Company’s initial investment in Circulation was $3,000. As a result of the transaction, the fair value of this pre-acquisition interest increased to $9,577, and thus the Company recognized a gain of $6,577.

(4)
(Loss) income from discontinued operations, net of tax in the quarter ending December 31, 2018, includes a loss on the disposition of substantially all of the WD Services segment of $1,056, net of tax. This sale was completed on December 21, 2018.

(5)
The Company recorded expenses, net of tax, of $5,866 in (loss) income from discontinued operations, net of tax, in the quarter ending March 31, 2017 related to the Company’s former Human Services segment, which are principally related to a settled legal matter.

(6)
The Company recorded a gain on sale of equity investment of $12,606, net of tax, related to the sale of its equity interest in Mission Providence during the quarter ended September 30, 2017, which is reflected in (loss) income from discontinued operations, net of tax. During the quarter ended December 31, 2017, the Company recorded a reduction to the gain on sale of $229, related to the finalization of the working capital adjustment per the sale agreement.

(7)
Operating income for the quarter ended December 31, 2017 increased as compared to the prior quarters in 2017 as a result of a decrease in service expense as a percentage of revenue for NET Services. This was primarily a result of lower operating costs as well as certain NET Services contractual adjustments recorded in the fourth quarter of 2017.

(8)	The quarter ended December 31, 2017 includes the receipt of the Haverhill Litigation settlement of $5,363.

(9)
The quarter ended December 31, 2017 includes a net tax benefit of $15,925 related to the enactment of the Tax Reform Act during the fourth quarter of 2017, due to the re-measurement of deferred tax liabilities by Providence as a result of the reduction in the U.S. corporate tax rate. Providence realized a tax benefit of $19,304, partially offset by $3,379 of increased tax expense resulting from additional equity in net gain of Matrix, due to Matrix’ re-measurement of its deferred tax liabilities. The equity in net gain from Matrix for the quarter ended December 31, 2017 includes a tax benefit of $13,610 related to Matrix’s re-measurement of deferred tax liabilities as a result of the Tax Reform Act.

(10)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2018). Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this Annual Report and is hereby incorporated by reference.

We acquired Circulation on September 21, 2018, as discussed in Note 22, Acquisitions, to the Consolidated Financial Statements. As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded from our assessment of internal control over financial reporting effectiveness as of December 31, 2018, Circulation’s internal control over financial reporting associated with consolidated total assets of approximately 1.1%, and consolidated total revenues of approximately 0.2%, included in our Consolidated Financial Statements as of and for the year ended December 31, 2018. We will include Circulation in our assessment of the effectiveness of internal control over financial reporting starting in the third quarter of 2019.

Report of Independent Registered Public Accounting Firm

The attestation report of the registered public accounting firm on the Company’s internal control over financial reporting is presented in Part II, Item 8, of this Annual Report and is hereby incorporated by reference.

Changes in Internal Control Over Financial Reporting

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2019 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2019 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2019 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2019 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14.	Principal Accounting Fees and Services.

This Item is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2019 annual meeting of stockholders; provided that if such proxy statement is not filed on or before April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2018 and 2017;

•	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2018:
Allowance for doubtful accounts	$5,262	$338	$(523)	(1)	$3,223	(2)	$1,854

Year Ended December 31, 2017:
Allowance for doubtful accounts	$5,164	$765	$(537)	(1)	$130	(2)	$5,262

Year Ended December 31, 2016:
Allowance for doubtful accounts	$3,879	$2,903	$1,172	(1)	$2,790	(2)	$5,164

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

2.4
Amendment No. 1, dated as of October 19, 2016, to the Stock Subscription Agreement, dated August 28, 2016, by and among The Providence Service Corporation, CCHN Group Holdings, Inc. and Mercury Fortuna Buyer, LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

2.5
Agreement and Plan of Merger, dated as of September 14, 2018, among The Providence Service Corporation, LogistiCare Solutions, LLC, Catapult Merger Sub, Circulation, Inc. and Fortis Advisors LLC (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on September 17, 2018).

2.6
Share Purchase Agreement, dated November 7, 2018, among The Providence Service Corporation, Ingeus UK Holdings Limited, Advanced Personnel Management Group Pty Ltd, APM UK Holdings Limited and International APM Group Pty Limited (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 8, 2018).

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

10.1
Amended and Restated Credit and Guaranty Agreement, dated as of August 2, 2013, by and among The Providence Service Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. and the lenders party thereto (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

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

10.10+
Amended & Restated Employment Agreement, dated January 9, 2018, by and between The Providence Service Corporation and David Shackelton (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2018).

10.11+
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

10.14+
Letter Agreement, dated January 10, 2018, by and between The Providence Service Corporation and William Severance (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2018).

10.15+
The Providence Service Corporation Non-Qualified Stock Option Agreement, dated April 9, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).

10.16+
Amendment No. 1 to The Providence Service Corporation Non-Qualified Stock Option Agreement, dated May 1, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant's Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.17+
Employment Agreement, dated August 18, 2018, by and among The Providence Service Corporation, LogistiCare Solutions, LLC and Kevin M. Dotts (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 22, 2018).

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

10.23
Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated as of October 19, 2016 (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

10.24
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated February 16, 2018 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.25+
Form of Matching Stock Option Agreement (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017).

10.26+	Form of Stock Option Agreement (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.27+
Letter agreement, dated September 21, 2015, between The Providence Service Corporation and Matthew Umscheid (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.28+	The Providence Service Corporation Employee Retention Plan (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).

10.29
Registration Indemnification Agreement, dated May 9, 2018, between The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC - Series A (Incorporated by reference from an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.30+
Form of Deferred Share Unit Agreement (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 8, 2018).

10.31+
Form of Amendment to Retention Letter under The Providence Service Corporation Employee Retention Plan (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 8, 2018).

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

Dated: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ R. CARTER PATE	Interim Chief Executive Officer	March 1, 2019
R. Carter Pate	(Principal Executive Officer)

/S/ KEVIN DOTTS	Chief Financial Officer	March 1, 2019
Kevin Dotts	(Principal Financial Officer)

/S/ LAURENCE ORTON	Senior Vice President, Finance	March 1, 2019
Laurence Orton	(Principal Accounting Officer)

/S/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	March 1, 2019
Christopher S. Shackelton

/S/ TODD J. CARTER	Director	March 1, 2019
Todd J. Carter

/S/ DAVID A. COULTER	Director	March 1, 2019
David A. Coulter

/S/ RICHARD A. KERLEY	Director	March 1, 2019
Richard A. Kerley

/S/ LESLIE V. NORWALK	Director	March 1, 2019
Leslie V. Norwalk

/S/ FRANK J. WRIGHT	Director	March 1, 2019
Frank J. Wright