Form 10-Q
period 2019-03-31
PROVIDENCE SERVICE CORP
filed 2019-05-09
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34221

The Providence Service Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 Peachtree Street, Sixth Floor Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(404) 888-5800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	PRSC	The NASDAQ Global Select Market

As of May 6, 2019, there were outstanding 12,894,795 shares (excluding treasury shares of 4,973,716) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,418	$5,678
Accounts receivable, net of allowance of $1,951 in 2019 and $1,854 in 2018	150,353	147,756
Other receivables	4,751	4,846
Prepaid expenses and other	36,063	44,167
Restricted cash	1,868	1,482
Current assets of discontinued operations	4,561	7,051
Total current assets	240,014	210,980
Operating lease right-of-use assets	21,076	—
Property and equipment, net	21,809	22,965
Goodwill	135,216	135,216
Intangible assets, net	24,587	26,146
Equity investments	159,546	161,503
Other assets	9,099	9,949
Restricted cash, less current portion	2,041	2,886
Total assets	$613,388	$569,645
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of operating lease liabilities	$7,763	$—
Current portion of long-term obligations	650	718
Accounts payable	5,307	8,828
Accrued expenses	38,424	39,191
Accrued transportation costs	111,529	84,889
Deferred revenue	253	562
Reinsurance and related liability reserves	5,922	5,438
Current liabilities of discontinued operations	1,621	3,257
Total current liabilities	171,469	142,883
Long-term debt, less current portion	276	353
Operating lease liabilities, less current portion	14,603	—
Other long-term liabilities	12,472	14,970
Deferred tax liabilities	22,240	23,049
Total liabilities	221,060	181,255
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 801,606 issued and outstanding; 5.5%/8.5% dividend rate	77,392	77,392
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,867,747 and 17,784,769, respectively, issued and outstanding (including treasury shares)	18	18
Additional paid-in capital	339,404	334,744
Retained earnings	186,622	187,127
Treasury shares, at cost, 4,973,552 and 4,970,093 shares, respectively	(211,108)	(210,891)
Total stockholders’ equity	314,936	310,998
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$613,388	$569,645

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands except share and per share data)

	Three months ended March 31,
	2019	2018
Service revenue, net	$367,815	$336,696

Operating expenses:
Service expense	340,498	303,115
General and administrative expense	19,401	17,898
Depreciation and amortization	4,475	3,580
Total operating expenses	364,374	324,593

Operating income	3,441	12,103

Other expenses (income):
Interest expense, net	303	326
Other income	(66)	—
Equity in net loss of investee	1,656	2,344
Income from continuing operations before income taxes	1,548	9,433
Provision for income taxes	234	2,010
Income from continuing operations, net of tax	1,314	7,423
Loss from discontinued operations, net of tax	(732)	(1,697)
Net income	582	5,726
Net income from discontinued operations attributable to non-controlling interest	—	(296)
Net income attributable to Providence	$582	$5,430

Net (loss) income available to common stockholders (Note 11)	$(535)	$3,497

Basic earnings (loss) per common share:
Continuing operations	$0.02	$0.42
Discontinued operations	(0.06)	(0.15)
Basic earnings (loss) per common share	$(0.04)	$0.27

Diluted earnings (loss) per common share:
Continuing operations	$0.02	$0.42
Discontinued operations	(0.06)	(0.15)
Diluted earnings (loss) per common share	$(0.04)	$0.27

Weighted-average number of common shares outstanding:
Basic	12,899,714	13,105,965
Diluted	12,953,328	13,199,440

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2019	2018
Net income	$582	$5,726
Net income attributable to non-controlling interest	—	(296)
Net income attributable to Providence	582	5,430
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	1,926
Other comprehensive income	—	1,926
Comprehensive income	582	7,652
Comprehensive income attributable to non-controlling interest	—	(215)
Comprehensive income attributable to Providence	$582	$7,437

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Three Months Ended March 31, 2019
					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	$—	4,970,093	$(210,891)	$—	$310,998
Stock-based compensation	—	—	2,103	—	—	—	—	—	2,103
Exercise of employee stock options	57,022	—	2,557	—	—	—	—	—	2,557
Restricted stock issued	25,357	—	—	—	—	3,459	(217)	—	(217)
Shares issued for bonus settlement and director stipends	599	—	—	—	—	—	—	—	—
Convertible preferred stock dividends (1)	—	—	—	(1,087)	—	—	—	—	(1,087)
Net income attributable to Providence	—	—	—	582	—	—	—	—	582
Balance at March 31, 2019	17,867,747	$18	$339,404	$186,622	$—	4,973,552	$(211,108)	$—	$314,936

	Three Months Ended March 31, 2018
					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Stock-based compensation	—	—	993	—	—	—	—	—	993
Exercise of employee stock options	212,789	1	8,819	—	—	—	—	—	8,820
Restricted stock issued	20,904	—	—	—	—	3,778	(237)	—	(237)
Shares issued for bonus settlement and director stipends	2,715	—	150	—	—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	583,027	(36,930)	—	(36,930)
Convertible preferred stock dividends (1)	—	—	—	(1,089)	—	—	—	—	(1,089)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,926	—	—	(81)	1,845
Non-controlling interest	—	—	—	—	—	—	—	296	296
Other	—	—	49	—	—	—	—	—	49
Net income attributable to Providence	—	—	—	5,430	—	—	—	—	5,430
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Balance at March 31, 2018	17,710,006	$18	$323,966	$214,869	$(23,879)	4,712,937	$(191,970)	$(1,950)	$321,054

(1) Cash dividends on redeemable convertible preferred stock of $1.36 per share were distributed to convertible preferred stockholders.

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2019	2018
Operating activities
Net income	$582	$5,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,916	4,728
Amortization	1,559	2,070
Provision for doubtful accounts	87	16
Stock-based compensation	2,103	933
Deferred income taxes	(768)	(447)
Amortization of deferred financing costs and debt discount	101	166
Equity in net loss of investee	1,656	2,321
Other non-cash charges (credits)	—	(611)
Changes in operating assets and liabilities:
Accounts receivable	1,631	(12,414)
Prepaid expenses and other	3,526	(3,232)
Income tax receivable on sale of business	5,103	—
Reinsurance and related liability reserve	(1,311)	(820)
Accounts payable and accrued expenses	(5,624)	2,250
Accrued transportation costs	26,640	16,683
Deferred revenue	(361)	7,660
Operating lease and other long-term liabilities	991	589
Net cash provided by operating activities	38,831	25,618
Investing activities
Purchase of property and equipment	(1,682)	(4,987)
Net cash used in investing activities	(1,682)	(4,987)
Financing activities
Preferred stock dividends	(1,087)	(1,089)
Repurchase of common stock, for treasury	(217)	(37,167)
Proceeds from common stock issued pursuant to stock option exercise	2,557	9,301
Capital lease payments and other	(145)	(1,304)
Net cash provided by (used in) financing activities	1,108	(30,259)
Effect of exchange rate changes on cash	—	115
Net change in cash, cash equivalents and restricted cash	38,257	(9,513)
Cash, cash equivalents and restricted cash at beginning of period	12,367	101,606
Cash, cash equivalents and restricted cash at end of period	$50,624	$92,093

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Three Months Ended March 31,
Supplemental cash flow information	2019	2018
Cash paid for interest	$654	$221
Cash paid for income taxes	$104	$463
Purchase of equipment through capital lease obligation	$—	$677

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2019
(in thousands except years, share and per share data)

1.    Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). The Company’s NET Services segment operates under the brands LogistiCare and Circulation. Additionally, the Company owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of home and mobile-based healthcare services for health plans in the U.S., including comprehensive health assessments (“CHAs”), quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities.

During 2018, the Company announced an organizational consolidation plan ("Organizational Consolidation") to integrate substantially all activities and functions performed at the corporate holding company level into its NET Services segment. As the Organizational Consolidation was substantially complete beginning January 1, 2019, our former Corporate and Other segment was combined with the NET Services segment. See Note 8, Restructuring and Related Reorganization Costs, and Note 16, Segments, for further information.

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative non-SEC accounting and applicable reporting standards to be applied for non-governmental entities. All amounts are presented in U.S. dollars, unless otherwise noted.

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the results of the interim periods have been included.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures in the preparation of these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company accounts for its investment in Matrix using the equity method. The Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on the management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s consolidated financial statements. See Note 5, Equity Investments, for further information.

Reclassifications

During the three months ended March 31, 2019, in conjunction with the change in the Company’s organizational structure as described in Note 16, Segments, we reclassified certain costs between “General and administrative expense” and “Service expense” on our accompanying condensed consolidated statements of operations as summarized below:

	Three months ended March 31, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$310,701	$(7,586)	$303,115
General and administrative expense	10,312	7,586	17,898
(1) Adjusted for discontinued operations, as described in note 15.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 introduced FASB Accounting Standards Codification Topic 842 (“ASC 842”), which replaced ASC 840, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides a new transition method and a practical expedient for separating components of a leasing contract.

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. Under ASC 842, lessees are required to recognize a lease liability and right-of-use (“ROU”) asset for all leases (with the exception of short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the condensed consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components. At January 1, 2019, the Company recorded $23,165 and $24,491 of additional ROU leased assets and liabilities, respectively, on its condensed consolidated balance sheet. The adoption did not have a material impact on the statement of operations. See Note 9, Leases, for further information.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted this new rule in the quarter ended March 31, 2019 by including the condensed consolidated statements of stockholders’ equity.

Recent accounting pronouncements that the Company has yet to adopt are as follows:

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and added additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 requires certain disclosures to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.

3.    Revenue Recognition

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers by contract type for NET Services:

	Three months ended March 31, 2019	Three months ended March 31, 2018
State Medicaid agency contracts	$176,968	$177,289
Managed care organization contracts	190,847	159,407
Total Service revenue, net	$367,815	$336,696

Capitated contracts	$304,596	$284,402
Non-capitated contracts	63,219	52,294
Total Service revenue, net	$367,815	$336,696

During the three months ended March 31, 2019 and 2018, NET Services recognized $2,572 and $6,392, respectively, from performance obligations satisfied in previous periods as a result of contractual adjustments to which the customer agreed.
Related Balance Sheet Accounts

The following table provides information about accounts receivable, net:

	March 31, 2019	December 31, 2018
Accounts receivable	$96,736	$101,340
NET Services’ reconciliation contract receivable	55,568	48,270
Allowance for doubtful accounts	(1,951)	(1,854)
	$150,353	$147,756
The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets:

	March 31, 2019	December 31, 2018
Accrued contract payments, included in “accrued expenses”	$10,439	$9,756
Deferred revenue, current	253	562
Deferred revenue, long-term, included in “other long-term liabilities”	912	963
During the three months ended March 31, 2019 and 2018, $339 and $3,013 of deferred revenue as of December 31, 2018 and 2017, respectively, was recognized.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$42,418	$86,229
Restricted cash, current	1,868	1,597
Current assets of discontinued operations	4,297	—
Restricted cash, less current portion	2,041	4,267
Cash, cash equivalents and restricted cash	$50,624	$92,093

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. Current assets of discontinued operations principally reflect the cash position of WD Services operations in Saudi Arabia, which was not sold as part of the WD Services sale. Such cash will be used to fund the shut-down costs of this operation as needed. See Note 15, Discontinued Operations, for further information on the WD Services sale.

5.    Equity Investment

As of both March 31, 2019 and December 31, 2018, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a shareholder’s agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting with the Company’s share of Matrix’s income or losses recorded as “Equity in net loss of investee” in the accompanying condensed consolidated statements of operations.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2019 and December 31, 2018 totaled $159,546 and $161,503, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	March 31, 2019	December 31, 2018
Current assets	$61,283	$61,565
Long-term assets	712,353	719,450
Current liabilities	25,006	27,619
Long-term liabilities	372,225	373,159

	Three months ended March 31, 2019	Three months ended March 31, 2018
Revenue	$66,983	$67,429
Operating income (loss)	555	(789)
Net loss	(4,486)	(8,518)

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	March 31, 2019	December 31, 2018
Prepaid income taxes	$28,507	$35,207
Prepaid insurance	627	1,308
Prepaid rent	—	828
Other prepaid expenses	6,929	6,824
Total prepaid expenses and other	$36,063	$44,167

7.    Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued compensation	$12,034	$11,050
NET Services accrued contract payments	10,439	9,756
Accrued cash settled stock-based compensation	4,717	3,719
Income taxes payable	478	—
Other accrued expenses	10,756	14,666
Total accrued expenses	$38,424	$39,191

8.    Restructuring and Related Reorganization Costs

On April 11, 2018, the Company announced the Organizational Consolidation to transfer all job responsibilities previously performed by employees of the holding company to LogistiCare, and to close the current corporate offices in Stamford, Connecticut and Tucson, Arizona. The Company adopted an employee retention plan designed to retain the holding company level employees during the transition. The employee retention plan became effective on April 9, 2018 and covers the holding company level employees and provides for certain payments and benefits to be provided to the employees if they remain employed with the Company through a retention date established for each individual, subject to a fully executed retention letter. Management expects the Organizational Consolidation to be fully complete by the end of the second quarter of 2019.

As of March 31, 2019, the Company estimates that it will incur aggregate pre-tax restructuring charges of approximately $12,400 through June 30, 2019 in connection with the Organizational Consolidation discussed above. These charges include approximately $7,200 related to retention and personnel costs, $2,100 related to stock-based compensation, $600 related to depreciation and $2,500 related to other costs, including lease termination and recruiting costs. The Company’s estimate is subject to change, as it is based upon assumptions for the sublease of office space in Stamford, Connecticut and Tucson, Arizona, as well as other factors.

A total of $2,011 in restructuring and related costs was incurred during the three months ended March 31, 2019 related to the Organizational Consolidation. These costs include $1,393 of retention and personnel costs, $191 of stock-based compensation expense, $144 of depreciation and $283 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

A total of $10,808 in restructuring and related costs was incurred on a cumulative basis through March 31, 2019 related to the Organizational Consolidation. These costs include $6,491 of retention and personnel costs, $1,922 of stock-based compensation expense, $580 of depreciation and $1,815 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

The summary of the liability for restructuring and related reorganization costs is as follows:

	January 1, 2019	Costs Incurred	Cash Payments	March 31, 2019

Retention and personnel liability	$1,956	$1,393	$(689)	$2,660
Other liability	398	210	(171)	437
Total	$2,354	$1,603	$(860)	$3,097

	January 1, 2018	Costs Incurred	Cash Payments	December 31, 2018

Retention and personnel liability	$—	$5,098	$(3,142)	$1,956
Other liability	—	1,532	(1,134)	398
Total	$—	$6,630	$(4,276)	$2,354

The total restructuring liability at March 31, 2019 includes $3,069 classified as “Accrued expenses” and $28 classified as “Accounts payable” in the condensed consolidated balance sheets. The total restructuring liability at December 31, 2018 includes $2,124 classified as “Accrued expenses” and $230 classified as “Accounts payable” in the condensed consolidated balance sheets.

9.    Leases

Effective January 1, 2019, as described more fully in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, the Company adopted ASC 842 and recognized lease obligations and associated ROU assets for its existing non-cancelable operating leases. The Company has non-cancelable operating leases primarily associated with office space, related office equipment and other facilities.

The leases expire in various years and generally provide for renewal options. In the normal course of business, management expects that these leases will be renewed or replaced by leases on other properties.

Certain operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contain provisions for periods in which rent payments are reduced. The total amount of rental payments due over the lease term is recorded as rent expense on a straight-line basis over the term of the lease.

A summary of all lease classifications in our condensed consolidated balance sheet is as follows:

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease ROU assets	$21,076
Finance lease assets	Property and equipment, net (1)	1,126
Total leased assets		$22,202

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$7,763
Finance	Current portion of long-term obligations	650
Long-term:
Operating	Operating lease liabilities, less current portion	14,603
Finance	Long-term obligations, less current portion	276
Total lease liabilities		$23,292

(1) Finance leased assets are recorded net of accumulated amortization of $768.

As of March 31, 2019, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2019	$8,092	$632	$8,724
2020	7,840	322	8,162
2021	5,088	46	5,134
2022	3,861	—	3,861
2023	1,820	—	1,820
Thereafter	1,614	—	1,614
Total lease payments	$28,315	$1,000	$29,315
Less: amounts representing interest	(5,949)	(74)	(6,023)
Present value of minimum lease payments	22,366	926	23,292
Less: current portion	(7,763)	(650)	(8,413)
Long-term portion	$14,603	$276	$14,879

As of December 31, 2018, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2019	$8,825	$718	$9,543
2020	6,452	308	6,760
2021	4,594	45	4,639
2022	3,801	—	3,801
2023	1,767	—	1,767
Thereafter	1,600	—	1,600
Total lease payments	$27,039	$1,071	$28,110

Lease terms and discount rates are as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating lease costs	3.6
Finance lease cost	1.7
Weighted-average discount rate:
Operating lease costs	5.3%
Finance lease cost	3.3%

For the three months ended March 31, 2019, our operating lease costs were $2,580 and are included in "General and administrative expense” on our accompanying condensed consolidated statements of operations. A summary of other lease information is as follows:

Three Months Ended March 31, 2019
Financing cash flow from finance leases	$145

Operating cash flows from operating leases	2,360
Amortization of operating leased ROU assets to the operating lease liability	2,332

Leased assets obtained in exchange for new finance lease liabilities	—
Leased ROU assets obtained in exchange for new operating lease liabilities	243

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”).

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
General and administrative expense	$2,103	$927
Equity in net loss of investee	—	60
Total stock-based compensation	$2,103	$987

At March 31, 2019, the Company had 809,396 stock options outstanding with a weighted-average exercise price of $62.14. The Company also had 59,101 shares of unvested RSAs outstanding at March 31, 2019 with a weighted-average grant date fair value, as modified, of $62.28.

Awards Granted to the Interim Chief Executive Officer

On February 1, 2019, the Company entered into an agreement for a base salary and the eligibility of a cash bonus with R. Carter Pate for his continued employment as the Company’s Interim CEO through December 31, 2019. In addition, the agreement granted Mr. Pate an award of 23,317 shares of restricted stock (the “Restricted Shares”), representing a value of $1,500 based on the closing price per share of the Company’s stock on the grant date. The Restricted Shares will vest if Mr. Pate remains employed with the Company through December 31, 2019. If the Company terminates Mr. Pate’s employment during 2019 because his services are no longer required, the Restricted Shares will vest and Mr. Pate will be entitled to the remaining unpaid portion of his 2019 base salary and payment of the 2019 bonus in an amount based on actual achievement of the performance measures. If a change in control of the Company occurs during 2019, the Restricted Shares will vest and Mr. Pate will be entitled to the remaining unpaid portion of his 2019 base salary and payment of the 2019 bonus at the target level.

Cash-Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. During the three months ended March 31, 2019 and March 31, 2018, the Company recorded $1,189 and $1,832 of stock-based compensation expense for cash-settled awards, respectively. The expense for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. As the instruments are accounted for as liability awards, the expense recorded for the three months ended March 31, 2019 and 2018 is almost entirely attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash-settled share-based payment awards of $4,717 and $3,719 at March 31, 2019 and December 31, 2018, respectively, is reflected in “Accrued expenses” in the condensed consolidated balance sheets. At March 31, 2019, the Company had 4,234 SEUs and 200,000 stock option equivalent units outstanding.

Long-Term Incentive Plans

In connection with the acquisition of Circulation during 2018, the Company established a management incentive plan (“MIP”) that is intended to motivate key employees of Circulation. During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12,000 to the group of MIP participants. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and the payout is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of March 31, 2019 and December 31, 2018, the Company has accrued $1,846 and $1,441, respectively, related to the MIP and reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

11.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2019	2018
Numerator:
Net income attributable to Providence	$582	$5,430
Less dividends on convertible preferred stock	(1,087)	(1,089)
Less income allocated to participating securities	(30)	(844)
Net income (loss) available to common stockholders	$(535)	$3,497

Continuing operations	$197	$5,490
Discontinued operations	(732)	(1,993)
Net (loss) income available to common stockholders	$(535)	$3,497

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,899,714	13,105,965
Effect of dilutive securities:
Common stock options	53,614	88,791
Performance-based restricted stock units	—	4,684
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	12,953,328	13,199,440

Basic earnings (loss) per share:
Continuing operations	$0.02	$0.42
Discontinued operations	(0.06)	(0.15)
Basic earnings (loss) per share	$(0.04)	$0.27
Diluted earnings (loss) per share:
Continuing operations	$0.02	$0.42
Discontinued operations	(0.06)	(0.15)
Diluted earnings (loss) per share	$(0.04)	$0.27

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

The following weighted average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2019	2018
Stock options to purchase common stock	559,829	12,142
Convertible preferred stock	801,606	803,200

12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2019 was 15.1%. This effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of stock option deductions. The effective tax rate from continuing operations for the three months ended March 31, 2018 was 21.3%, which approximated the U.S. federal statutory rate of 21.0%.

As discussed in Note 15, Discontinued Operations, the Company transferred its operations in Saudi Arabia to its contractual counterparties on January 1, 2019.  In connection with the dissolution of its Saudi Arabia legal entity, the Company is protesting withholding tax and income tax assessments for the years 2012 through 2017.  The Company does not believe this will have a material adverse effect on its financial condition or results of discontinued operations.

13.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of the Company.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators was employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company filed a motion to dismiss the Complaint on April 22, 2019, and believes that the case will not have material adverse effect on its business, financial condition or results of operations.

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action.  No amounts have been accrued for any potential losses under this matter, as management cannot reasonably predict the outcome of the litigation or any potential losses.  The Company intends to defend the litigation vigorously and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

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

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at March 31, 2019.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018.  The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date. The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at March 31, 2019.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of March 31, 2019 collectively held approximately 9.5% of the Company’s outstanding common stock and approximately 95.6% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

14.    Transactions with Related Parties

Convertible preferred stock dividends earned by the Coliseum Stockholders during the three months ended March 31, 2019 and 2018 totaled $1,039 in both periods.

15.  Discontinued Operations

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

On November 1, 2015, the Company completed the sale of its Human Services segment. During the three months ended March 31, 2019 and 2018, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense	$145	$708	$853
Total operating expenses	145	708	853
Operating loss	(145)	(708)	(853)

Loss from discontinued operations before income taxes	(145)	(708)	(853)
Benefit for income taxes	36	85	121
Loss from discontinued operations, net of tax	$(109)	$(623)	$(732)

	Three Months Ended March 31, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$69,350	$69,350

Operating expenses:
Service expense	—	60,534	60,534
General and administrative expense	11	8,101	8,112
Depreciation and amortization	—	3,218	3,218
Total operating expenses	11	71,853	71,864
Operating loss	(11)	(2,503)	(2,514)

Other income:
Gain on foreign currency transactions	—	(623)	(623)
Equity in net gain of investee	—	(23)	(23)
Loss from discontinued operations before income taxes	(11)	(1,857)	(1,868)
Benefit for income taxes	3	168	171
Loss from discontinued operations, net of tax	$(8)	$(1,689)	$(1,697)

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services sale.

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$4,297	$2,321
Accounts receivable, net of allowance of $3,460 in 2019 and 2018	—	4,316
Prepaid expenses and other	264	414
Current assets of discontinued operations	$4,561	$7,051

Accounts payable	$166	$486
Accrued expenses	1,455	2,771
Current liabilities of discontinued operations	$1,621	$3,257

Cash Flow Information

The following table presents cash flow information of the discontinued operations for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019
WD Services Segment

Cash flows from discontinued operating activities:
Deferred income taxes	$(68)

Three Months Ended March 31, 2018
WD Services Segment

Cash flows from discontinued operating activities:
Depreciation	$1,876
Amortization	1,340
Stock-based compensation	6
Deferred income taxes	(335)

Cash flows from discontinued investing activities:
Purchase of property and equipment	$2,361

16.    Segments

During the three months ended March 31, 2019, the Company substantially completed its Organizational Consolidation changing from a holding company that previously owned a portfolio of companies to an operating company structure that provides NET services and has an investment in Matrix. As a result, beginning January 1, 2019, the Company’s chief operating decision maker reviews financial performance and allocates resources based on two segments as follows:

•
NET Services - which operates primarily under the brands LogistiCare and Circulation, is the largest manager of NET programs for state governments and MCOs in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal, certain strategic and development functions and the Company’s captive insurance company.

•
Matrix Investment - which consists of a minority investment in Matrix, a nationwide provider of home and mobile-based healthcare services for health plans in the U.S., including CHAs, quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians, and a fleet of mobile health clinics with advanced diagnostics capabilities.

We have reclassified prior period segment amounts to conform to the current presentation, which are summarized as follows:

	Three months ended March 31, 2018
	As Previously Reported (1)	Segment Reclassification	Other Reclassification (Note 1)	As Reported
General and administrative
NET Services	$2,449	$7,863	$7,586	$17,898
Corporate and Other	7,863	(7,863)	—	—
Depreciation and amortization
NET Services	3,494	86	—	3,580
Corporate and Other	86	(86)	—	—
Operating income (loss)
NET Services	20,052	(7,949)	—	12,103
Corporate and Other	(7,949)	7,949	—	—
(1) Adjusted for discontinued operations, as described in note 15.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments:

	Three months ended March 31, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$367,815	$—	$367,815
Service expense	340,498	—	340,498
General and administrative expense	19,401	—	19,401
Depreciation and amortization	4,475	—	4,475
Operating income	$3,441	$—	$3,441

Equity in net loss of investee	$—	$(1,656)	$(1,656)

	March 31, 2019
Total assets (continuing operations)	$449,281	$159,546	$608,827

	Three months ended March 31, 2018
	NET Services	Matrix Investment	Total
Service revenue, net	$336,696	$—	$336,696
Service expense	303,115	—	303,115
General and administrative expense	17,898	—	17,898
Depreciation and amortization	3,580	—	3,580
Operating income	$12,103	$—	$12,103

Equity in net loss of investee	$—	$(2,344)	$(2,344)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2019 and 2018, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2018. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2019 and Q1 2018 mean the three months ended March 31, 2019 and the three months ended March 31, 2018, respectively.

Overview of our business

We own a subsidiary and an investment primarily engaged in the provision of healthcare services in the United States. The Company’s NET Services segment, which primarily operates under the brands LogistiCare and Circulation is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). In addition, the NET Services segment now includes the Company’s activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of the Company’s captive insurance company. During 2018, the Company announced an Organizational Consolidation plan (“Organizational Consolidation”) to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare Solutions LLC ("LogistiCare"). Effective January 1, 2019, the consolidation was substantially complete. LogistiCare will retain its name and continue to be headquartered in Atlanta, GA, and the Company will continue to be named The Providence Service Corporation and be listed on NASDAQ under the ticker symbol “PRSC”. See Note 8, Restructuring and Related Reorganization Costs, and Note 16, Segments, in our condensed consolidated financial statements for further information on the Organizational Consolidation.

Our Matrix Investment segment consists of a minority investment in Matrix, a nationwide provider of home and mobile-based healthcare services for health plans in the United States, including comprehensive health assessments, quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management, providing such services through a network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities.

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

•
proposals by the President of the United States and Congress to change the Medicaid program, including considering converting the Medicaid program to a block grant format or capping the federal contribution to state Medicaid programs to a fixed amount per beneficiary, and the Centers for Medicare and Medicaid Services’ grant of waivers to states relative to the parameters of their Medicaid programs. Enactment of adverse legislation, regulation or agency guidance, or litigation challenges to the Patient Protection and Affordable Care Act, state Medicaid programs, or other governmental programs may reduce the eligibility or demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments.

Critical accounting estimates and policies

As discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 9, Leases, in our condensed consolidated financial statements, as of January 1, 2019, the Company adopted a new standard on leases. Other than this standard, there have been no significant changes in our critical accounting policies to our condensed consolidated financial statements. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2018.

Results of operations

Segment reporting. Our operations are organized and reviewed by management along our segment lines. We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as, effective January 1, 2019, the Company’s activities that include executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of the Company’s captive insurance company. See Note 16, Segments, in our condensed consolidated financial statements for further information on our change in segments during the three months ended March 31, 2019.

Discontinued operations. During prior years, the Company completed the following transactions, which resulted in the presentation of the related operations as Discontinued Operations.

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

•
On November 1, 2015, the Company completed the sale of its Human Services segment. In addition to the results through the sale date, the Company has recorded additional expenses related to legal proceedings associated with an indemnified legal matter.

Q1 2019 compared to Q1 2018

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for Q1 2019 and Q1 2018 (in thousands):

	Three months ended March 31,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	367,815	100.0%	336,696	100.0%

Operating expenses:
Service expense	340,498	92.6%	303,115	90.0%
General and administrative expense	19,401	5.3%	17,898	5.3%
Depreciation and amortization	4,475	1.2%	3,580	1.1%
Total operating expenses	364,374	99.1%	324,593	96.4%

Operating income	3,441	0.9%	12,103	3.6%

Other expenses (income):
Interest expense, net	303	0.1%	326	0.1%
Other income	(66)	—%	—	—%
Equity in net loss of investee	1,656	0.5%	2,344	0.7%
Income from continuing operations before income taxes	1,548	0.4%	9,433	2.8%
Provision for income taxes	234	0.1%	2,010	0.6%
Income from continuing operations, net of tax	1,314	0.4%	7,423	2.2%
Loss from discontinued operations, net of tax	(732)	(0.2)%	(1,697)	(0.5)%
Net income	582	0.2%	5,726	1.7%
Net income from discontinued operations attributable to non-controlling interest	—	—%	(296)	(0.1)%
Net income attributable to Providence	582	0.2%	5,430	1.6%

Service revenue, net. Service revenue, net for NET Services for Q1 2019 increased $31.1 million, or 9.2%, compared to Q1 2018.  The increase in Q1 2019 was primarily related to a new state contract in West Virginia and new MCO contracts in Minnesota and Illinois, higher utilization across multiple not at-risk and reconciliation contracts and the addition of Circulation, which contributed $9.4 million of revenue. These increases were partially offset by the impact of contracts we no longer serve, including a state contract in Rhode Island and certain MCO contracts in Louisiana.

Service expense, net. Service expense for our NET Services segment included the following for Q1 2019 and Q1 2018 (in thousands):

	Three Months Ended March 31,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	288,689	78.5%	253,063	75.2%
Payroll and related costs	41,132	11.2%	38,511	11.4%
Other operating expenses	10,677	2.9%	11,541	3.4%
Total service expense	340,498	92.6%	303,115	90.0%

Service expense for Q1 2019 increased $37.4 million, or 12.3%, compared to Q1 2018 due primarily to higher purchased transportation costs and operational payroll and related costs. Transportation costs increased as a result of higher utilization across multiple contracts. Payroll and related costs, as a percentage of revenue, decreased slightly from 11.4% in Q1 2018 to 11.2% in Q1 2019.

General and administrative expense. General and administrative expense increased from $17.9 million in Q1 2018 to $19.4 million in Q1 2019. The increase was due primarily to Organizational Consolidation costs and related overlap in headcount, as well as additional costs associated with our recent acquisition of Circulation for Q1 2019.

Depreciation and amortization. Depreciation and amortization increased $0.9 million primarily due to the addition of long-lived assets relating to information technology projects. As a percentage of revenue, depreciation and amortization remained relatively constant for Q1 2018 and Q1 2019.

Interest expense, net. Consolidated interest expense, net for each of Q1 2019 and Q1 2018 was $0.3 million as a result of credit facility administration costs.

Equity in net loss of investee. Our equity in net loss of investee for Q1 2019 of $1.7 million was due to our equity in net loss for Matrix. Included in Matrix’s Q1 2019 standalone results are depreciation and amortization of $11.2 million, interest expense of $6.4 million, equity compensation of $0.7 million, management fees paid to certain of Matrix’s shareholders of $0.7 million, integration costs of $1.5 million, and an income tax benefit of $1.4 million. For Q1 2018, our equity in net loss of investee of $2.3 million was due to our equity in net loss for Matrix. Included in Matrix’s standalone Q1 2018 results were equity compensation of $0.7 million, management fees paid to certain of Matrix’s shareholders of $3.1 million, depreciation and amortization of $9.1 million, interest expense of $10.3 million, merger and acquisition costs of $2.2 million related to the first quarter acquisition of HealthFair, integration costs of $0.7 million and an income tax benefit of $2.6 million.

Provision for income taxes. The Company’s effective tax rate from continuing operations for the three months ended March 31, 2019 and March 31, 2018 was 15.1% and 21.3%, respectively. The effective tax rate for Q1 2019 was less than the combined U.S. federal statutory rate of 21.0% primarily due to the favorable impact of stock option deductions. The effective tax rate for Q1 2018 approximated the U.S. federal statutory rate of 21.0%.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For Q1 2019, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.6 million. The loss includes administrative costs related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. For Q1 2019, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.1 million.

For Q1 2018, the loss on discontinued operations, net of tax, for our former WD Services segment was $1.7 million. Included in this loss was an operating loss of $2.5 million, partially offset by a gain on foreign currency transactions of $0.6 million.

Net income from discontinued operations attributable to non-controlling interests. For Q1 2018, net income from discontinued operations attributable to non-controlling interests primarily related to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract within our historical WD Services segment.

Seasonality

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

Our balance of cash and cash equivalents was $42.4 million and $5.7 million at March 31, 2019 and December 31, 2018, respectively. We had restricted cash of $3.9 million and $4.4 million at March 31, 2019 and December 31, 2018, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Given expiring policies under our captive insurance subsidiary were not renewed upon expiration in May 2017, we expect our restricted cash balances to decline over time. These restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows. At both March 31, 2019 and December 31, 2018, we had no amounts outstanding under our Credit Facility.

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

The cash flow statement for all periods presented includes both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The loss from discontinued operations totaled $0.7 million for Q1 2019 and $1.7 million for Q1 2018.

Q1 2019 cash flows compared to Q1 2018

Operating activities. Cash provided by operating activities was $38.8 million for Q1 2019, an increase of $13.2 million as compared with Q1 2018. Q1 2019 and Q1 2018 cash flow from operations were driven by net income of $0.6 million and $5.7 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $7.7 million and $9.2 million, respectively, and changes in working capital of positive $30.6 million and $10.7 million, respectively. The change in working capital was primarily driven by the following:

•
Accounts receivable generated a cash inflow for Q1 2019 of $1.6 million as compared to an outflow of $12.4 million for Q1 2018. The increase in cash inflow of $14.0 million was primarily attributable to the timing of collections from a limited number of payers.

•
Prepaid expense and other generated a cash inflow for Q1 2019 of $3.5 million as compared to an outflow of $3.2 million for Q1 2018. The increase in cash inflow of $6.8 million is due primarily to our discontinued WD Services segment whereby our Q1 2019 cash flows do not include cash outflows for WD Services' contract assets and costs to fulfill contracts.

•
Income tax receivable on sale of business generated a cash inflow of $5.1 million related to U.S. tax payments made previously in 2018 which were refunded in Q1 2019 as a result of the loss from sale of our WD Services segment.

•
Accounts payable and accrued expenses generated a cash outflow for Q1 2019 of $5.6 million as compared to an inflow of $2.3 million for Q1 2018. The increase in cash outflow of $7.9 million is due primarily to the timing of vendor payments.

•
Accrued transportation costs of NET Services generated a cash inflow of $26.6 million in Q1 2019, as compared to a cash inflow of $16.7 million in Q1 2018. The increase in cash inflow of $10.0 million is due primarily to the timing of payments.

•
Deferred revenue generated a cash outflow of $0.4 million in Q1 2019, as compared to a cash inflow of $7.7 million in Q1 2018. The increase in cash outflow of $8.0 million is due primarily to our discontinued WD Services segment whereby our Q1 2019 cash flows do not include cash inflows for WD Services' cash payments received on contracts in advance of services being performed.

Investing activities. Net cash used in investing activities of $1.7 million in Q1 2019 decreased by $3.3 million as compared to Q1 2018. The decrease was primarily attributable to a decrease in the purchase of property and equipment. Q1 2018 included purchases of property and equipment of $2.4 million by our discontinued operations.

Financing activities. Net cash provided by financing activities of $1.1 million in Q1 2019 increased $31.4 million as compared to Q1 2018. During Q1 2018, we repurchased $37.2 million of our common stock compared to $0.2 million in Q1 2019.

Additionally, as a partial offset, in Q1 2018, proceeds from common stock issued pursuant to stock option exercises was $6.7 million more than in Q1 2019.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of March 31, 2019, we had no borrowings and ten letters of credit in the amount of $12.1 million outstanding. At March 31, 2019, our available credit under the Credit Facility was $187.9 million.

Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility or in a term loan facility from time to time (on substantially the same terms as apply to the existing facility) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility. The Credit Agreement has a maturity date of August 2, 2019. The Company is actively reviewing its options to extend or replace the Credit Facility.  We  may from time to time incur additional indebtedness, obtain additional financing or refinance existing indebtedness subject to market conditions and our financial condition.

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

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries, excluding certain domestic subsidiaries, such as, our insurance captive. Our obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of our respective assets, other than our equity investment in Matrix, including a pledge of 100% of the issued and outstanding stock of our domestic subsidiaries, excluding our insurance captive.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of March 31, 2019.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and the Company, the Company issued 805,000 shares of Preferred Stock, of which 801,606 shares are outstanding as of March 31, 2019. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid-in-kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the three months ended March 31, 2019 and 2018 totaled $1.1 million in each period.

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

At March 31, 2019, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.3 million, $0.6 million and $2.6 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at March 31, 2019 was $3.5 million. We recorded a corresponding receivable from third-party insurers and liability at March 31, 2019 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $3.9 million and $4.4 million at March 31, 2019 and December 31, 2018, respectively, which was restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1.3 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively, was recorded in “Reinsurance and related liability reserves” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 other than the adoption ASC 842, effective January 1, 2019, whereby the Company recorded $23,165 and$24,491 of additional leased assets and liabilities, respectively, on its condensed consolidated balance sheet. The adoption did not have a material impact on the statement of operations. See Note 9, Leases, for further information.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at March 31, 2019.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2019. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected or which are reasonably likely to materially affect such control. Except as set forth below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
During the first quarter of 2019, the Company implemented new internal controls and processes related to its adoption of ASC 842.

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

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators was employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company intends to defend the litigation vigorously and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action.  No amounts have been accrued for any potential losses under this matter, as management cannot reasonably predict the outcome of the litigation or any potential losses.  The Company intends to defend the litigation vigorously and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2019:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s) (2)
Month 1:
January 1, 2019
to
January 31, 2019	2,861	$60.02	—	$81,177

Month 2:
February 1, 2019
to
February 28, 2019	598	$64.08	—	$81,177

Month 3:
March 1, 2019
to
March 31, 2019	—	$—	—	$81,177

Total	3,459		—
______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

(2)
On October 26, 2016, our Board authorized a repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. On November 2, 2017, our Board approved the extension of the Company’s prior stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, our Board authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77.8 million, and extended the existing stock repurchase program through June 30, 2019.

After giving effect to the increase in the authorized repurchase amount, as of March 31, 2019, approximately $81.2 million remains for additional repurchases by the Company under the stock repurchase program, excluding commission payments. A total of 1.8 million shares have been repurchased since the Board originally approved the repurchase program on October 26, 2016. The share repurchases may be made from time-to-time through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1+*	Employment Agreement, dated December 28, 2017, by and between The Providence Service Corporation, and Laurence Orton.

10.2+*	Employment Agreement, dated January 14, 2019, by and between LogistiCare Solutions LLC and Suzanne Smith.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract of compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 9, 2019	By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)