Form 10-Q
period 2019-06-30
PROVIDENCE SERVICE CORP
filed 2019-08-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34221

The Providence Service Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 Peachtree Street	Sixth Floor	Atlanta	Georgia	30309

(Address of principal executive offices)				(Zip Code)

(404) 888-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	PRSC	The NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company ☐	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 5, 2019, there were outstanding 12,973,706 shares (excluding treasury shares of 4,975,971) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,804	$5,678
Accounts receivable, net of allowance of $2,120 in 2019 and $1,854 in 2018	154,864	147,756
Other receivables	6,115	4,846
Prepaid expenses and other	39,818	44,167
Restricted cash	1,832	1,482
Current assets of discontinued operations	4,181	7,051
Total current assets	236,614	210,980
Operating lease right-of-use assets	19,354	—
Property and equipment, net	21,548	22,965
Goodwill	135,216	135,216
Intangible assets, net	23,028	26,146
Equity investment	157,948	161,503
Other assets	10,228	9,949
Restricted cash, less current portion	1,896	2,886
Total assets	$605,832	$569,645
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of operating lease liabilities	$6,892	$—
Current portion of long-term obligations	308	718
Accounts payable	9,635	8,828
Accrued expenses	49,775	39,191
Accrued transportation costs	87,825	84,889
Deferred revenue	232	562
Reinsurance and related liability reserves	4,701	5,438
Current liabilities of discontinued operations	1,280	3,257
Total current liabilities	160,648	142,883
Long-term debt, less current portion	199	353
Operating lease liabilities, less current portion	13,810	—
Other long-term liabilities	15,076	14,970
Deferred tax liabilities	20,909	23,049
Long-term liabilities of discontinued operations	713	—
Total liabilities	211,355	181,255
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 799,969 and 801,606, respectively, issued and outstanding; 5.5%/8.5% dividend rate	77,234	77,392
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,947,072 and 17,784,769, respectively, issued and outstanding (including treasury shares)	18	18
Additional paid-in capital	344,676	334,744
Retained earnings	183,812	187,127
Treasury shares, at cost, 4,975,971 and 4,970,093 shares, respectively	(211,263)	(210,891)
Total stockholders’ equity	317,243	310,998
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$605,832	$569,645

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service revenue, net	$363,911	$343,736	$731,726	$680,432

Operating expenses:
Service expense	345,948	317,741	686,446	620,856
General and administrative expense	16,860	18,139	36,262	36,037
Asset impairment charge	—	678	—	678
Depreciation and amortization	4,353	3,747	8,827	7,327
Total operating expenses	367,161	340,305	731,535	664,898

Operating (loss) income	(3,250)	3,431	191	15,534

Other expenses (income):
Interest expense, net	301	232	604	558
Other income	(66)	—	(132)	—
Equity in net loss of investee	1,315	174	2,971	2,519
(Loss) income from continuing operations before income taxes	(4,800)	3,025	(3,252)	12,457
(Benefit) provision for income taxes	(1,391)	1,062	(1,157)	3,071
(Loss) income from continuing operations, net of tax	(3,409)	1,963	(2,095)	9,386
Income (loss) from discontinued operations, net of tax	1,697	(13,366)	966	(15,063)
Net loss	(1,712)	(11,403)	(1,129)	(5,677)
Net income (loss) from discontinued operations attributable to non-controlling interest	—	188	—	(108)
Net loss attributable to Providence	$(1,712)	$(11,215)	$(1,129)	$(5,785)

Net loss available to common stockholders (Note 11)	$(2,810)	$(12,321)	$(3,314)	$(7,980)

Basic (loss) earnings per common share:
Continuing operations	$(0.35)	$0.08	$(0.33)	$0.54
Discontinued operations	0.13	(1.03)	0.07	(1.15)
Basic loss per common share	$(0.22)	$(0.95)	$(0.26)	$(0.61)

Diluted (loss) earnings per common share:
Continuing operations	$(0.35)	$0.08	$(0.33)	$0.54
Discontinued operations	0.13	(1.02)	0.07	(1.15)
Diluted loss per common share	$(0.22)	$(0.94)	$(0.26)	$(0.61)

Weighted-average number of common shares outstanding:
Basic	12,973,496	13,008,106	12,937,054	13,056,765
Diluted	12,973,496	13,088,182	12,937,054	13,141,198

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(1,712)	$(11,403)	$(1,129)	$(5,677)
Net income (loss) attributable to non-controlling interest	—	188	—	(108)
Net loss attributable to Providence	(1,712)	(11,215)	(1,129)	(5,785)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	(3,967)	—	(2,041)
Other comprehensive loss	—	(3,967)	—	(2,041)
Comprehensive loss	(1,712)	(15,370)	(1,129)	(7,718)
Comprehensive income (loss) attributable to non-controlling interest	—	62	—	(153)
Comprehensive loss attributable to Providence	$(1,712)	$(15,308)	$(1,129)	$(7,871)

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	4,970,093	$(210,891)	$310,998
Stock-based compensation	—	—	2,103	—	—	—	2,103
Exercise of employee stock options	57,022	—	2,557	—	—	—	2,557
Restricted stock issued	25,357	—	—	—	3,459	(217)	(217)
Shares issued for bonus settlement and director stipends	599	—	—	—	—	—	—
Convertible preferred stock dividends (1)	—	—	—	(1,087)	—	—	(1,087)
Net income attributable to Providence	—	—	—	582	—	—	582
Balance at March 31, 2019	17,867,747	18	339,404	186,622	4,973,552	(211,108)	314,936
Stock-based compensation	—	—	1,289	—	—	—	1,289
Exercise of employee stock options	67,931	—	3,826	—	—	—	3,826
Restricted stock issued	7,088	—	—	—	2,419	(155)	(155)
Shares issued for bonus settlement and director stipends	202	—	—	—	—	—	—
Preferred stock conversion	4,104	—	157	—	—	—	157
Convertible preferred stock dividends (1)	—	—	—	(1,098)	—	—	(1,098)
Net loss attributable to Providence	—	—	—	(1,712)	—	—	(1,712)
Balance at June 30, 2019	17,947,072	$18	$344,676	$183,812	4,975,971	$(211,263)	$317,243

(1) Cash dividends on redeemable convertible preferred stock of $1.36 and $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2019 and June 30, 2019, respectively.

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity - continued
(in thousands except share data)

	Six Months Ended June 30, 2018
					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Stock-based compensation	—	—	993	—	—	—	—	—	993
Exercise of employee stock options	212,789	1	8,819	—	—	—	—	—	8,820
Restricted stock issued	20,904	—	—	—	—	3,778	(237)	—	(237)
Shares issued for bonus settlement and director stipends	2,715	—	150	—	—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	583,027	(36,930)	—	(36,930)
Convertible preferred stock dividends (2)	—	—	—	(1,089)	—	—	—	—	(1,089)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,926	—	—	(81)	1,845
Non-controlling interest	—	—	—	—	—	—	—	296	296
Other	—	—	49	—	—	—	—	—	49
Net income attributable to Providence	—	—	—	5,430	—	—	—	—	5,430
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Balance at March 31, 2018	17,710,006	18	323,966	214,869	(23,879)	4,712,937	(191,970)	(1,950)	321,054
Stock-based compensation	—	—	3,446	—	—	—	—	—	3,446
Exercise of employee stock options	53,004	—	2,842	—	—	—	—	—	2,842
Restricted stock issued	6,085	—	(320)	—	—	129	(9)	—	(329)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipends	318	—	—	—	—	—	—	—	—
Stock repurchase plan	—	—	—	—	—	255,692	(18,823)	—	(18,823)
Conversion of convertible preferred stock to common stock	2,608	—	105	(5)	—	—	—	—	100
Convertible preferred stock dividends (2)	—	—	—	(1,101)	—	—	—	—	(1,101)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,967)	—	—	126	(3,841)
Other	—	—	79	—	—	—	—	(188)	(109)
Net loss attributable to Providence	—	—	—	(11,215)	—	—	—	—	(11,215)
Balance at June 30, 2018	17,775,131	$18	$330,009	$202,548	$(27,846)	4,968,758	$(210,802)	$(2,012)	$291,915

(2) Cash dividends on redeemable convertible preferred stock of $1.36 and $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2018 and June 30, 2018, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2019	2018
Operating activities
Net loss	$(1,129)	$(5,677)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,710	9,565
Amortization	3,117	4,112
Asset impairment charge	—	9,881
Provision for doubtful accounts	281	197
Stock-based compensation	3,392	4,278
Deferred income taxes	(1,346)	(2,665)
Amortization of deferred financing costs and debt discount	201	308
Equity in net loss of investee	2,971	2,468
Other non-cash charges (credits)	—	(605)
Changes in operating assets and liabilities:
Accounts receivable	(7,389)	(33,993)
Prepaid expenses and other	(4,473)	(10,967)
Income tax receivable on sale of business	8,223	—
Reinsurance and related liability reserve	(1,235)	(1,294)
Accounts payable and accrued expenses	9,775	(4,865)
Accrued transportation costs	2,936	10,489
Deferred revenue	(433)	10,780
Operating lease and other long-term liabilities	2,470	72
Net cash provided by (used in) operating activities	23,071	(7,916)
Investing activities
Purchase of property and equipment	(4,277)	(8,792)
Proceeds from note receivable	—	3,130
Net cash used in investing activities	(4,277)	(5,662)
Financing activities
Preferred stock dividends	(2,185)	(2,190)
Repurchase of common stock, for treasury	(372)	(56,428)
Proceeds from common stock issued pursuant to stock option exercise	6,383	12,405
Repayment of debt	(12,000)	—
Proceeds from debt	12,000	—
Capital lease payments and other	(566)	(1,793)
Net cash provided by (used in) financing activities	3,260	(48,006)
Effect of exchange rate changes on cash	—	(53)
Net change in cash, cash equivalents and restricted cash	22,054	(61,637)
Cash, cash equivalents and restricted cash at beginning of period	12,367	101,606
Cash, cash equivalents and restricted cash at end of period	$34,421	$39,969

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Six Months Ended June 30,
Supplemental cash flow information	2019	2018
Cash paid for interest	$852	$588
Cash paid for income taxes	$1,992	$9,462
Purchase of equipment through capital lease obligation	$—	$677

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2019
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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures in the preparation of these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

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

The Company accounts for its investment in Matrix using the equity method, as the Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on the management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s consolidated financial statements. See Note 5, Equity Investments, for further information.

Reclassifications

In conjunction with the change in the Company’s organizational structure as described in Note 16, Segments, we reclassified certain costs between “General and administrative expense” and “Service expense” on our accompanying condensed consolidated statements of operations as summarized below:

	Three Months Ended June 30, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$324,126	$(6,385)	$317,741
General and administrative expense	11,754	6,385	18,139

	Six Months Ended June 30, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$634,827	$(13,971)	$620,856
General and administrative expense	22,066	13,971	36,037
(1) Adjusted for discontinued operations, as described in Note 15.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2019:

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

3.    Revenue Recognition

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers by contract type for NET Services:

	Three months ended June 30, 2019	Three Months Ended June 30, 2018
State Medicaid agency contracts	$177,773	$183,459
Managed care organization contracts	186,138	160,277
Total Service revenue, net	$363,911	$343,736

Capitated contracts	$308,690	$286,994
Non-capitated contracts	55,221	56,742
Total Service revenue, net	$363,911	$343,736

	Six months ended June 30, 2019	Six months ended June 30, 2018
State Medicaid agency contracts	$354,741	$360,748
Managed care organization contracts	376,985	319,684
Total Service revenue, net	$731,726	$680,432

Capitated contracts	$613,262	$571,395
Non-capitated contracts	118,464	109,037
Total Service revenue, net	$731,726	$680,432

During the three months ended June 30, 2019 and 2018, NET Services recognized positive $236 and negative $1,007, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the six months ended June 30, 2019 and 2018, NET Services recognized negative $39 and positive $5,685, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.
Related Balance Sheet Accounts

The following table provides information about accounts receivable, net:

	June 30, 2019	December 31, 2018
Accounts receivable	$99,656	$101,340
NET Services’ reconciliation contract receivable	57,328	48,270
Allowance for doubtful accounts	(2,120)	(1,854)
	$154,864	$147,756

The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets:

	June 30, 2019	December 31, 2018
Accrued contract payments, included in “accrued expenses”	$20,896	$9,756
Deferred revenue, current	232	562
Deferred revenue, long-term, included in “other long-term liabilities”	860	963

During the six months ended June 30, 2019 and 2018, $386 and $3,019 of deferred revenue as of December 31, 2018 and 2017, respectively, was recognized.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$29,804	$29,700
Restricted cash, current	1,832	1,868
Current assets of discontinued operations	889	5,141
Restricted cash, less current portion	1,896	3,260
Cash, cash equivalents and restricted cash	$34,421	$39,969

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

5.    Equity Investment

As of both June 30, 2019 and December 31, 2018, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a shareholder’s agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting with the Company’s share of Matrix’s income or losses recorded as “Equity in net loss of investee” in the accompanying condensed consolidated statements of operations.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2019 and December 31, 2018 totaled $157,948 and $161,503, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	June 30, 2019	December 31, 2018
Current assets	$65,317	$61,565
Long-term assets	703,622	719,450
Current liabilities	26,226	27,619
Long-term liabilities	369,178	373,159

	Three months ended June 30, 2019	Three months ended June 30, 2018
Revenue	$72,161	$78,409
Operating income	1,543	4,627
Net loss	(3,661)	(869)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Revenue	$139,144	$145,839
Operating income	2,098	3,838
Net loss	(8,148)	(9,387)

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	June 30, 2019	December 31, 2018
Prepaid income taxes	$30,516	$35,207
Prepaid insurance	2,340	1,308
Prepaid rent	854	828
Other prepaid expenses	6,108	6,824
Total prepaid expenses and other	$39,818	$44,167

7.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accrued compensation	$12,462	$11,050
NET Services accrued contract payments	20,896	9,756
Accrued cash settled stock-based compensation	2,954	3,719
Other accrued expenses	13,463	14,666
Total accrued expenses	$49,775	$39,191

8.    Restructuring and Related Reorganization Costs

On April 11, 2018, the Company announced the Organizational Consolidation to transfer all job responsibilities previously performed by employees of the holding company to LogistiCare and to close the corporate offices in Stamford, Connecticut and Tucson, Arizona. The Company adopted an employee retention plan designed to retain the holding company level employees during the transition. The employee retention plan became effective on April 9, 2018 and provided for certain payments and benefits to these employees if they remain employed with the Company through a retention date established for each individual, subject to a fully executed retention letter. The Organizational Consolidation was completed during the second quarter of 2019.

A total of $1,344 and $3,355 in restructuring and related costs was incurred during the three and six months ended June 30, 2019, respectively, related to the Organizational Consolidation. These costs include, respectively, $823 and $2,217 of retention and personnel costs, $89 and $279 of stock-based compensation expense, $93 and $236 of depreciation and $339 and $623 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

A total of $12,152 in restructuring and related costs was incurred on a cumulative basis through June 30, 2019 related to the Organizational Consolidation. These costs include $7,314 of retention and personnel costs, $2,011 of stock-based compensation expense, $673 of depreciation and $2,154 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

The summary of the liability for restructuring and related reorganization costs is as follows:

	January 1, 2019	Costs Incurred	Cash Payments and Adjustments	June 30, 2019

Retention and personnel liability	$1,956	$2,217	$(3,084)	$1,089
Other liability	398	623	(1,021)	—
Total	$2,354	$2,840	$(4,105)	$1,089

	January 1, 2018	Costs Incurred	Cash Payments	June 30, 2018

Retention and personnel liability	$—	$708	$—	$708
Other liability	—	778	(578)	200
Total	$—	$1,486	$(578)	$908

The total restructuring liability at June 30, 2019 includes $1,089 classified as “Accrued expenses” in the condensed consolidated balance sheets. The total restructuring liability at December 31, 2018 includes $2,124 classified as “Accrued expenses” and $230 classified as “Accounts payable” in the condensed consolidated balance sheets.

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

A summary of all lease classifications in our condensed consolidated balance sheet is as follows:

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease ROU assets	$19,354
Finance lease assets	Property and equipment, net (1)	483
Total leased assets		$19,837

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$6,892
Finance	Current portion of long-term obligations	308
Long-term:
Operating	Operating lease liabilities, less current portion	13,810
Finance	Long-term obligations, less current portion	199
Total lease liabilities		$21,209
(1) Finance leased assets are recorded net of accumulated amortization of $208.

As of June 30, 2019, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2019	$5,468	$161	$5,629
2020	8,328	322	8,650
2021	5,733	45	5,778
2022	4,742	—	4,742
2023	2,704	—	2,704
Thereafter	2,118	—	2,118
Total lease payments	29,093	528	29,621
Less: interest and accretion	(8,391)	(21)	(8,412)
Present value of minimum lease payments	20,702	507	21,209
Less: current portion	(6,892)	(308)	(7,200)
Long-term portion	$13,810	$199	$14,009

As of December 31, 2018, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2019	$8,825	$718	$9,543
2020	6,452	308	6,760
2021	4,594	45	4,639
2022	3,801	—	3,801
2023	1,767	—	1,767
Thereafter	1,600	—	1,600
Total lease payments	$27,039	$1,071	$28,110

Lease terms and discount rates are as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating lease costs	3.9
Finance lease cost	1.8
Weighted-average discount rate:
Operating lease costs	5.3%
Finance lease cost	3.3%

For the three and six months ended June 30, 2019, our operating lease costs were $2,602 and $5,200 and are included in "General and administrative expense” on our accompanying condensed consolidated statements of operations. A summary of other lease information is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Financing cash flows from finance leases	$(421)	$(566)
Operating cash flows from operating leases	(2,707)	(5,393)
Amortization of operating leased ROU assets to the operating lease liability	3,131	5,463
ROU assets obtained through operating lease liabilities	1,039	1,282

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”) and performance based restricted stock units (“PRSUs”).

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
General and administrative expense	$1,289	$3,345	3,392	4,273
Equity in net loss of investee	—	102	—	161
Total stock-based compensation	$1,289	$3,447	$3,392	$4,434

At June 30, 2019, the Company had 615,301 stock options outstanding with a weighted-average exercise price of $62.69. The Company also had 51,799 shares of unvested RSAs outstanding at June 30, 2019 with a weighted-average grant date fair value of $61.29.

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

Cash-Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. During the three months ended June 30, 2019 and June 30, 2018, the Company recorded $1,762 of stock-based compensation income and $1,795 of stock-based compensation expense for cash-settled awards, respectively. During the six months ended June 30, 2019 and June 30, 2018, the Company recorded $573 of stock-based compensation income and $3,626 of stock-based compensation expense for cash-settled awards, respectively. The expense for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. As the instruments are accounted for as liability awards, the income or expense recorded for the three and six months ended June 30, 2019 and 2018 is almost entirely attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash-settled share-based payment awards of $2,954 and $3,719 at June 30, 2019 and December 31, 2018, respectively, is reflected in “Accrued expenses” in the condensed consolidated balance sheets. At June 30, 2019, the Company had 4,234 SEUs and 200,000 stock option equivalent units outstanding.

Long-Term Incentive Plans

In connection with the acquisition of Circulation during 2018, the Company established a management incentive plan (“MIP”) that is intended to motivate key employees of Circulation. During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12,000 to the group of MIP participants. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and the payout is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of June 30, 2019 and December 31, 2018, the Company has accrued $2,808 and $1,441, respectively, related to the MIP and reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

11.    (Loss) Earnings Per Share

The following table details the computation of basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Providence	$(1,712)	$(11,215)	$(1,129)	$(5,785)
Less dividends on convertible preferred stock	(1,098)	(1,106)	(2,185)	(2,195)
Less income allocated to participating securities	—	—	—	—
Net loss available to common stockholders	$(2,810)	$(12,321)	$(3,314)	$(7,980)

Continuing operations	$(4,507)	$1,045	$(4,280)	$7,083
Discontinued operations	1,697	(13,366)	966	(15,063)
Net loss available to common stockholders	$(2,810)	$(12,321)	$(3,314)	$(7,980)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,973,496	13,008,106	12,937,054	13,056,765
Effect of dilutive securities:
Common stock options	—	80,076	—	84,433
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	12,973,496	13,088,182	12,937,054	13,141,198

Basic (loss) earnings per share:
Continuing operations	$(0.35)	$0.08	$(0.33)	$0.54
Discontinued operations	0.13	(1.03)	0.07	(1.15)
Basic loss per share	$(0.22)	$(0.95)	$(0.26)	$(0.61)
Diluted (loss) earnings per share:
Continuing operations	$(0.35)	$0.08	$(0.33)	$0.54
Discontinued operations	0.13	(1.02)	0.07	(1.15)
Diluted loss per share	$(0.22)	$(0.94)	$(0.26)	$(0.61)

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,
	2019	2018
Stock options to purchase common stock	560,849	386,721
Convertible preferred stock	801,391	803,165

	Six months ended June 30,
	2019	2018
Stock options to purchase common stock	587,282	238,806
Convertible preferred stock	801,498	803,182

12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2019 was 29.0% and 35.6%, respectively. The effective tax rate from continuing operations for the three and six months ended June 30, 2018 was 35.1% and 24.7%, respectively.These effective tax rates from continuing operations were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions.

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

13.    Commitments and Contingencies

Debt

Subsequent to June 30, 2019, the Company and certain of its subsidiaries entered into the Sixth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Amendment”), amending the Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 (as amended to date, the “Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent. The Amendment extends the maturity date of the Credit Agreement to August 2, 2020. As of June 30, 2019, the Company had no amounts outstanding under the Credit Agreement.

Legal proceedings

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of the Company.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators was employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company filed a motion to dismiss the Complaint on April 22, 2019, and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

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

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at June 30, 2019.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018.  The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date. The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at June 30, 2019.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of June 30, 2019 collectively held approximately 9.4% of the Company’s outstanding common stock and approximately 95.7% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

14.    Transactions with Related Parties

Convertible preferred stock dividends earned by the Coliseum Stockholders during the three months ended June 30, 2019 and 2018 totaled $1,050 in both periods. Convertible preferred stock dividends earned by the Coliseum Stockholders during the six months ended June 30, 2019 and 2018 totaled $2,089 in both periods.

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

On November 1, 2015, the Company completed the sale of its Human Services segment. During the three and six months ended June 30, 2019 and 2018, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense (income)	$72	$(2,805)	$(2,733)
Total operating expense (income)	72	(2,805)	(2,733)
Operating (loss) income	(72)	2,805	2,733

(Loss) income from discontinued operations before income taxes	(72)	2,805	2,733
Benefit (provision) for income taxes	17	(1,053)	(1,036)
(Loss) income from discontinued operations, net of tax	$(55)	$1,752	$1,697

	Six Months Ended June 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense (income)	$217	$(2,097)	$(1,880)
Total operating expense (income)	217	(2,097)	(1,880)
Operating (loss) income	(217)	2,097	1,880

(Loss) income from discontinued operations before income taxes	(217)	2,097	1,880
Benefit (provision) for income taxes	53	(967)	(914)
(Loss) income from discontinued operations, net of tax	$(164)	$1,130	$966

	Three Months Ended June 30, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$68,058	$68,058

Operating expenses:
Service expense	—	60,944	60,944
General and administrative expense	65	7,524	7,589
Asset impairment charge	—	9,203	9,203
Depreciation and amortization	—	3,131	3,131
Total operating expenses	65	80,802	80,867
Operating loss	(65)	(12,744)	(12,809)

Other income (expense):
Interest expense, net	—	(13)	(13)
Gain on foreign currency transactions	—	6	6
Equity in net gain of investee	—	27	27
Loss from discontinued operations before income taxes	(65)	(12,724)	(12,789)
Benefit (provision) for income taxes	16	(593)	(577)
Loss from discontinued operations, net of tax	$(49)	$(13,317)	$(13,366)

	Six Months Ended June 30, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$137,408	$137,408

Operating expenses:
Service expense	—	121,479	121,479
General and administrative expense	76	15,626	15,702
Asset impairment charge	—	9,203	9,203
Depreciation and amortization	—	6,349	6,349
Total operating expenses	76	152,657	152,733
Operating loss	(76)	(15,249)	(15,325)

Other income (expense):
Interest expense, net	—	(12)	(12)
Gain on foreign currency transactions	—	630	630
Equity in net gain of investee	—	51	51
Loss from discontinued operations before income taxes	(76)	(14,580)	(14,656)
Benefit (provision) for income taxes	19	(426)	(407)
Loss from discontinued operations, net of tax	$(57)	$(15,006)	$(15,063)

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services sale.

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$889	$2,321
Accounts receivable, net of allowance of $0 in 2019 and $3,460 in 2018	3,467	4,316
Prepaid expenses and other	(175)	414
Current assets of discontinued operations	$4,181	$7,051

Accounts payable	$166	$486
Accrued expenses	1,114	2,771
Current liabilities of discontinued operations	$1,280	$3,257

Deferred tax liabilities	$713	$—
Noncurrent liabilities of discontinued operations	$713	$—

Cash Flow Information

The following table presents cash flow information of the discontinued operations for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019
WD Services Segment
Cash flow information from discontinued operating activities:
Deferred income taxes	$646

Six Months Ended June 30, 2018
WD Services Segment
Cash flow information from discontinued operating activities:
Depreciation	$3,697
Amortization	2,652
Stock-based compensation	6
Deferred income taxes	(2,175)
Cash flows from discontinued investing activities:
Purchase of property and equipment	$3,198

16.    Segments

Effective January 1, 2019, the Company substantially completed its Organizational Consolidation changing from a holding company that previously owned a portfolio of companies to an operating company structure that provides NET services and has an investment in Matrix. As a result, beginning January 1, 2019, the Company’s chief operating decision maker reviews financial performance and allocates resources based on two segments as follows:

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

We have reclassified prior period segment amounts to conform to the current presentation, which are summarized as follows:

	Three Months Ended June 30, 2018
	As Previously Reported (1)	Segment Reclassification	Other Reclassification (Note 1)	As Reported
General and administrative :
NET Services	$2,770	$8,984	$6,385	$18,139
Corporate and Other	8,984	(8,984)	—	—
Depreciation and amortization:
NET Services	3,511	236	—	3,747
Corporate and Other	236	(236)	—	—
Operating income (loss):
NET Services	12,379	(8,948)	—	3,431
Corporate and Other	(8,948)	8,948	—	—
(1) Adjusted for discontinued operations, as described in Note 15.

	Six Months Ended June 30, 2018
	As Previously Reported (1)	Segment Reclassification	Other Reclassification (Note 1)	As Reported
General and administrative:
NET Services	$5,218	$16,848	$13,971	$36,037
Corporate and Other	16,848	(16,848)	—	—
Depreciation and amortization:
NET Services	7,005	322	—	7,327
Corporate and Other	322	(322)	—	—
Operating income (loss):
NET Services	32,433	(16,899)	—	15,534
Corporate and Other	(16,899)	16,899	—	—

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments:

	Three months ended June 30, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$363,911	$—	$363,911
Service expense	345,948	—	345,948
General and administrative expense	16,860	—	16,860
Depreciation and amortization	4,353	—	4,353
Operating loss	$(3,250)	$—	$(3,250)

Equity in net loss of investee	$—	$(1,315)	$(1,315)

	June 30, 2019
Total assets (continuing operations)	$443,703	$157,948	$601,651

	Six Months Ended June 30, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$731,726	$—	$731,726
Service expense	686,446	—	686,446
General and administrative expense	36,262	—	36,262
Depreciation and amortization	8,827	—	8,827
Operating income	$191	$—	$191

Equity in net loss of investee	$—	$(2,971)	$(2,971)

	Three months ended June 30, 2018
	NET Services	Matrix Investment	Total
Service revenue, net	$343,736	$—	$343,736
Service expense	317,741	—	317,741
General and administrative expense	18,139	—	18,139
Asset impairment charge	678	—	678
Depreciation and amortization	3,747	—	3,747
Operating income	$3,431	$—	$3,431

Equity in net loss of investee	$—	$(174)	$(174)

	Six Months Ended June 30, 2018
	NET Services	Matrix Investment	Total
Service revenue, net	$680,432	$—	$680,432
Service expense	620,856	—	620,856
General and administrative expense	36,037	—	36,037
Asset impairment charge	678	—	678
Depreciation and amortization	7,327	—	7,327
Operating income	$15,534	$—	$15,534

Equity in net loss of investee	$—	$(2,519)	$(2,519)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2019 and 2018, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2018. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2019 and Q2 2018 mean the three months ended June 30, 2019 and the three months ended June 30, 2018, respectively, and references to YTD 2019 and YTD 2018 mean the six months ended June 30, 2019 and the six months ended June 30, 2018, respectively.

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

Our Matrix Investment segment consists of a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”), a nationwide provider of home and mobile-based healthcare services for health plans in the United States, including comprehensive health assessments, quality gap closure visits, “level of service” needs assessments, and post-acute and chronic care management. Matrix provides these services through a network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•	an aging population, which will increase demand for healthcare services and transportation;

•	a movement towards value-based versus fee for service care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;

•	increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;

•	technological advancements, which may be utilized by us to improve service and lower costs, but also by others which may increase industry competitiveness;

•	MCOs that provide Medicare advantage are increasingly providing non-emergency medical transportation services as a benefit in accordance with current social trends; and

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

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management.
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

Q2 2019 compared to Q2 2018

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for Q2 2019 and Q2 2018 (in thousands):

	Three months ended June 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	363,911	100.0%	343,736	100.0%

Operating expenses:
Service expense	345,948	95.1%	317,741	92.4%
General and administrative expense	16,860	4.6%	18,139	5.3%
Asset impairment charge	—	—%	678	0.2%
Depreciation and amortization	4,353	1.2%	3,747	1.1%
Total operating expenses	367,161	100.9%	340,305	99.0%

Operating (loss) income	(3,250)	(0.9)%	3,431	1.0%

Other expenses (income):
Interest expense, net	301	0.1%	232	0.1%
Other income	(66)	—%	—	—%
Equity in net loss of investee	1,315	0.4%	174	0.1%
(Loss) income from continuing operations before income taxes	(4,800)	(1.3)%	3,025	0.9%
(Benefit) provision for income taxes	(1,391)	(0.4)%	1,062	0.3%
(Loss) income from continuing operations, net of tax	(3,409)	(0.9)%	1,963	0.6%
Income (loss) from discontinued operations, net of tax	1,697	0.5%	(13,366)	(3.9)%
Net loss	(1,712)	(0.5)%	(11,403)	(3.3)%
Net income from discontinued operations attributable to non-controlling interest	—	—%	188	0.1%
Net loss attributable to Providence	(1,712)	(0.5)%	(11,215)	(3.3)%

Service revenue, net. Service revenue, net for NET Services for Q2 2019 increased $20.2 million, or 5.9%, compared to Q2 2018.  The increase in Q2 2019 was primarily related to a new state contract in West Virginia and new MCO contracts in Minnesota and Louisiana, higher utilization across multiple not at-risk and reconciliation contracts and the addition of Circulation, which contributed $11.3 million of revenue. These increases were partially offset by the impact of contracts we no longer serve, including a state contract in Rhode Island and an MCO contract in California.

Service expense, net. Service expense for our NET Services segment included the following for Q2 2019 and Q2 2018 (in thousands):

	Three Months Ended June 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	297,425	81.7%	269,781	78.5%
Payroll and related costs	37,437	10.3%	37,137	10.8%
Other operating expenses	11,086	3.0%	10,823	3.1%
Total service expense	345,948	95.1%	317,741	92.4%

Service expense for Q2 2019 increased $28.2 million, or 8.9%, compared to Q2 2018 due primarily to higher purchased transportation costs. Transportation costs increased as a result of higher utilization across multiple contracts and higher per unit cost.

General and administrative expense. General and administrative expense for Q2 2019 decreased $1.3 million, or 7.1%, compared to Q2 2018. The decrease was due primarily to cost savings generated as part of the Organizational Consolidation, partially offset by additional costs associated with Circulation during Q2 2019.

Asset impairment charge. Asset impairment charge of $0.7 million was incurred in Q2 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary LCAD Nextgen system, based on the determination of an alternative method to accomplish this task.

Depreciation and amortization. Depreciation and amortization for Q2 2019 increased $0.6 million compared to Q2 2018 primarily due to the addition of long-lived assets relating to information technology projects.

Interest expense, net. Consolidated interest expense for Q2 2019 was $0.3 million, as a result of borrowing and credit facility administration costs, and $0.2 million for Q2 2018, as a result of credit facility administration costs.

Equity in net loss of investee. Our equity in net loss of investee for Q2 2019 of $1.3 million was a result of our equity in net loss for Matrix. Included in Matrix’s Q2 2019 standalone results are depreciation and amortization of $11.3 million, interest expense of $6.4 million, equity compensation of $0.3 million, management fees paid to certain of Matrix’s shareholders of $0.6 million, transactions costs of $0.3 million, and an income tax benefit of $1.2 million.

For Q2 2018, our equity in net loss of investee of $0.2 million was a result of our equity in net loss for Matrix. Included in Matrix’s standalone Q2 2018 results were equity compensation of $0.9 million, management fees paid to certain of Matrix’s shareholders of $0.7 million, depreciation and amortization of $9.4 million, interest expense of $5.9 million, integration costs of $1.6 million and an income tax benefit of $0.4 million.

Provision for income taxes. The Company’s effective tax rate from continuing operations for Q2 2019 and Q2 2018 was 29.0% and 35.1%, respectively. These effective tax rates from continuing operations were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For Q2 2019, the income from discontinued operations, net of tax, for our former WD Services segment was $1.8 million. The income includes administrative costs related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. For Q2 2019, the loss from discontinued operations, net of tax, for our former Human Services segment was less than $0.1 million.

For Q2 2018, the loss on discontinued operations, net of tax, primarily for our former WD Services segment was $13.4 million. Included in this loss was an operating loss of $12.8 million and a provision for income taxes of $0.6 million.

Net income from discontinued operations attributable to non-controlling interests. For Q2 2018, net income from discontinued operations attributable to non-controlling interests primarily related to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract within our historical WD Services segment.

YTD 2019 compared to YTD 2018

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for YTD 2019 and YTD 2018 (in thousands):

	Six months ended June 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	731,726	100.0%	680,432	100.0%

Operating expenses:
Service expense	686,446	93.8%	620,856	91.2%
General and administrative expense	36,262	5.0%	36,037	5.3%
Asset impairment charge	—	—%	678	0.1%
Depreciation and amortization	8,827	1.2%	7,327	1.1%
Total operating expenses	731,535	100.0%	664,898	97.7%

Operating (loss) income	191	—%	15,534	2.3%

Other expenses (income):
Interest expense, net	604	0.1%	558	0.1%
Other income	(132)	—%	—	—%
Equity in net loss of investees	2,971	0.4%	2,519	0.4%
Income from continuing operations before income taxes	(3,252)	(0.4)%	12,457	1.8%
(Benefit) provision for income taxes	(1,157)	(0.2)%	3,071	0.5%
(Loss) income from continuing operations, net of tax	(2,095)	(0.3)%	9,386	1.4%
Loss from discontinued operations, net of tax	966	0.1%	(15,063)	(2.2)%
Net loss	(1,129)	(0.2)%	(5,677)	(0.8)%
Net loss attributable to noncontrolling interest	—	—%	(108)	—%
Net loss attributable to Providence	(1,129)	(0.2)%	(5,785)	(0.9)%

Service revenue, net. Consolidated service revenue, net for YTD 2019 increased $51.3 million, or 7.5%, compared to YTD 2018. The increase in YTD 2019 was primarily related to a new state contract in West Virginia and new MCO contracts in Minnesota and Louisiana, higher utilization across multiple not at-risk and reconciliation contracts and the addition of Circulation, which contributed $20.7 million of revenue. These increases were partially offset by the impact of contracts we no longer serve, including a state contract in Rhode Island and an MCO contract in California.

Service expense, net. Service expense for our NET Services segment included the following for YTD 2019 and YTD 2018 (in thousands):

	Six Months Ended June 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	586,114	80.1%	522,843	76.8%
Payroll and related costs	78,569	10.7%	75,649	11.1%
Other operating expenses	21,763	3.0%	22,364	3.3%
Total service expense	686,446	93.8%	620,856	91.2%

Service expense for YTD 2019 increased $65.6 million, or 10.6%, compared to YTD 2018 due primarily to higher purchased transportation costs and operational payroll and related costs. Transportation costs increased as a result of higher utilization across multiple contracts and higher per unit cost.

General and administrative expense. General and administrative expense for YTD 2019 increased $0.2 million or 0.6%, compared to YTD 2018. The increase was due primarily to the additional costs associated with Circulation during YTD 2019, partially offset by the net cost savings generated as part of the Organizational Consolidation.

Asset impairment charge. Asset impairment charge of $0.7 million was incurred in YTD 2018 in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary LCAD Nextgen system, based on the determination of an alternative method to accomplish this task.

Depreciation and amortization. Depreciation and amortization for YTD 2019 increased $1.5 million compared to YTD 2018 primarily due to the addition of long-lived assets relating to information technology projects.

Interest expense, net. Consolidated interest expense, net was $0.6 million for both YTD 2019 and YTD 2018, as a result of borrowing and credit facility administration costs.

Equity in net loss of investee. Our equity in net loss of investees for YTD 2019 of $3.0 million includes the equity in net loss of Matrix. Included in Matrix’s standalone YTD 2019 results are depreciation and amortization of $22.5 million, interest expense of $12.8 million, equity compensation of $0.9 million, management fees paid to Matrix’s shareholders of $1.3 million, integration costs of $1.5 million, transactions costs of $0.3 million and income tax benefit of $2.5 million.

Our equity in net loss of investee for YTD 2018 of $2.5 million includes the equity in net loss of Matrix. Included in Matrix’s standalone YTD 2018 results are depreciation and amortization of $18.4 million, interest expense of $16.3 million, equity compensation of $1.6 million, management fees paid to Matrix’s shareholders of $3.8 million, merger and acquisition diligence related costs of $2.2 million, integration costs of $2.4 million and an income tax benefit of $3.1 million.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2019 and YTD 2018 were 35.6% and 24.7%, respectively. These effective tax rates from continuing operations were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For YTD 2019, the income from discontinued operations, net of tax, for our former WD Services segment was $1.1 million. The income includes administrative costs related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. For Q2 2019, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.2 million.

For Q2 2018, the loss on discontinued operations, net of tax, primarily for our former WD Services segment was $15.1 million. Included in this loss was an operating loss of $15.3 million and a provision for income taxes of $0.4 million, offset by a gain on foreign currency transactions of $0.6 million.

Net income from discontinued operations attributable to non-controlling interests. For YTD 2018, net income from discontinued operations attributable to non-controlling interests primarily related to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract within our historical WD Services segment.

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

Our balance of cash and cash equivalents was $29.8 million and $5.7 million at June 30, 2019 and December 31, 2018, respectively. We had restricted cash of $3.7 million and $4.4 million at June 30, 2019 and December 31, 2018, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. Given expiring policies under our captive insurance subsidiary were not renewed upon expiration in May 2017, we expect our restricted cash balances to decline over time. These restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows. At both June 30, 2019 and December 31, 2018, we had no amounts outstanding under our Credit Facility.

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

The cash flow statements for all periods presented include both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The income from discontinued operations was $1.0 million for YTD 2019 and the loss from discontinued operations was $15.1 million for YTD 2018.

YTD 2019 cash flows compared to YTD 2018

Operating activities. Cash provided by operating activities was $23.1 million for YTD 2019, an increase of $31.0 million as compared with YTD 2018. YTD 2019 and YTD 2018 cash flow from operations were driven by net loss of $1.1 million and $5.7 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $14.3 million and $27.5 million, respectively, and changes in working capital of positive $9.9 million and negative $29.8 million, respectively. The change in working capital was primarily driven by the following:

•
Accounts receivable generated a cash outflow for YTD 2019 of $7.4 million as compared to an outflow of $34.0 million for YTD 2018. The decrease in cash outflow of $26.6 million was primarily attributable to the timing of collections from a limited number of payers, as well as higher receivables at June 30, 2018 by our discontinued WD Services segment in certain foreign jurisdictions, including Saudi Arabia, which had experienced significant delays in payment.

•
Prepaid expense and other generated a cash outflow for YTD 2019 of $4.5 million as compared to an outflow of $11.0 million for YTD 2018. The decrease in cash outflow of $6.5 million is due primarily to our discontinued WD Services segment whereby our YTD 2019 cash flows do not include cash outflows for WD Services' contract assets and costs to fulfill contracts.

•
Income tax receivable on sale of business generated a cash inflow of $8.2 million related to U.S. tax payments made previously in 2018 which were refunded in YTD 2019 as a result of the loss from sale of our WD Services segment.

•
Accounts payable and accrued expenses generated a cash inflow for YTD 2019 of $9.8 million as compared to an outflow of $4.9 million for YTD 2018. The increase in cash inflow of $14.6 million is due primarily to the timing of vendor payments.

•
Accrued transportation costs of NET Services generated a cash inflow of $2.9 million in YTD 2019, as compared to a cash inflow of $10.5 million in YTD 2018. The decrease in cash inflow of $7.6 million is due primarily to higher purchased service expense and timing of payments.

•
Deferred revenue generated a cash outflow of $0.4 million in YTD 2019, as compared to a cash inflow of $10.8 million in YTD 2018. The increase in cash outflow of $11.2 million is due primarily to our discontinued WD Services segment whereby our YTD 2019 cash flows do not include cash inflows for WD Services' cash payments received on contracts in advance of services being performed.

Investing activities. Net cash used in investing activities of $4.3 million in YTD 2019 decreased by $1.4 million as compared to YTD 2018. The decrease was primarily attributable to a decrease in the purchase of property and equipment, as YTD 2018 included purchases of property and equipment of $3.2 million by our discontinued operations. Also, YTD 2018 included proceeds received on a note receivable related to the sale of a building in 2016.

Financing activities. Net cash provided by financing activities of $3.3 million in YTD 2019 increased $51.3 million as compared to YTD 2018. During YTD 2018, we repurchased $56.4 million of our common stock compared to $0.4 million in YTD 2019. Additionally, as a partial offset, in YTD 2018, proceeds from common stock issued pursuant to stock option exercises was $6.0 million more than in YTD 2019.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of June 30, 2019, we had no borrowings and ten letters of credit in the amount of $12.4 million outstanding. As of June 30, 2019, our available credit under the Credit Facility was $187.6 million.

Subsequent to June 30, 2019, the Company and certain of its subsidiaries entered an amendment, whereby amending the Credit Agreement, by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent. The Amendment extends the maturity date of the Credit Agreement to August 2, 2020.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of June 30, 2019.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and the Company, the Company issued 805,000 shares of Preferred Stock, of which 799,969 shares are outstanding as of June 30, 2019. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid-in-kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the six months ended June 30, 2019 and 2018 totaled $2.2 million in each period.

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

At June 30, 2019, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.2 million, $0.4 million and $1.8 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at June 30, 2019 was $3.0 million. We recorded a corresponding receivable from third-party insurers and liability at June 30, 2019 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $3.7 million and $4.4 million at June 30, 2019 and December 31, 2018, respectively, which was restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1.9 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively, was recorded in “Reinsurance and related liability reserves” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 other than the adoption of ASC 842, effective January 1, 2019, whereby the Company recorded $23,165 and$24,491 of additional leased assets and liabilities, respectively, on its condensed consolidated balance sheet. The adoption did not have a material impact on the statement of operations. See Note 9, Leases, for further information.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at June 30, 2019.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2019. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected or which are reasonably likely to materially affect such control. Except as set forth below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2019:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s) (2)
Month 1:
April 1, 2019
to
April 30, 2019	164	$66.16	—	$81,177

Month 2:
May 1, 2019
to
May 31, 2019	2,255	$67.16	—	$81,177

Month 3:
June 1, 2019
to
June 30, 2019	—	$—	—	$—

Total	2,419		—
______________

(1)	Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

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

A total of 1.8 million shares have been repurchased since the Board originally approved the repurchase program on October 26, 2016. The share repurchases were made through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. As of June 30, 2019, thisrepurchase program expired.
Subsequent to June 30, 2019, the Board authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2019, unless terminated earlier.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract of compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: August 8, 2019	By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)