Form 10-Q
period 2019-09-30
PROVIDENCE SERVICE CORP
filed 2019-11-07
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 4, 2019, there were outstanding 12,899,438 shares (excluding treasury shares of 5,081,434) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,637	$5,678
Accounts receivable, net of allowance of $3,516 in 2019 and $1,854 in 2018	198,232	147,756
Other receivables	3,435	4,846
Prepaid expenses and other	11,435	44,167
Restricted cash	833	1,482
Current assets of discontinued operations	322	7,051
Total current assets	254,894	210,980
Operating lease right-of-use assets	20,266	—
Property and equipment, net	21,968	22,965
Goodwill	135,216	135,216
Intangible assets, net	21,470	26,146
Equity investment	154,532	161,503
Other assets	12,196	9,949
Restricted cash, less current portion	—	2,886
Total assets	$620,542	$569,645
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of operating lease liabilities	$6,742	$—
Current portion of long-term obligations	308	718
Accounts payable	7,614	8,828
Accrued expenses	32,654	39,191
Accrued transportation costs	112,410	84,889
Deferred revenue	231	562
Reinsurance and related liability reserves	4,636	5,438
Current liabilities of discontinued operations	1,246	3,257
Total current liabilities	165,841	142,883
Long-term debt, less current portion	122	353
Operating lease liabilities, less current portion	14,786	—
Other long-term liabilities	17,926	14,970
Deferred tax liabilities	24,339	23,049
Long-term liabilities of discontinued operations	639	—
Total liabilities	223,653	181,255
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 799,969 and 801,606, respectively, issued and outstanding; 5.5%/8.5% dividend rate	77,234	77,392
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 17,967,996 and 17,784,769, respectively, issued and outstanding (including treasury shares)	18	18
Additional paid-in capital	346,034	334,744
Retained earnings	190,857	187,127
Treasury shares, at cost, 5,081,434 and 4,970,093 shares, respectively	(217,254)	(210,891)
Total stockholders’ equity	319,655	310,998
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$620,542	$569,645

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service revenue, net	$393,385	$343,771	$1,125,111	$1,024,203

Operating expenses:
Service expense	356,271	313,511	1,042,717	934,367
General and administrative expense	15,979	17,045	52,241	53,081
Asset impairment charge	—	—	—	678
Depreciation and amortization	4,148	3,780	12,976	11,107
Total operating expenses	376,398	334,336	1,107,934	999,233

Operating income	16,987	9,435	17,177	24,970

Other expenses (income):
Interest expense, net	188	250	793	808
Other income	(66)	—	(199)	—
Equity in net loss of investee	3,188	1,587	6,159	4,106
Gain on remeasurement of cost method investment	—	(6,577)	—	(6,577)
Income from continuing operations before income taxes	13,677	14,175	10,424	26,633
Provision for income taxes	5,097	3,880	3,940	6,951
Income from continuing operations, net of tax	8,580	10,295	6,484	19,682
(Loss) income from discontinued operations, net of tax	(426)	(2,964)	540	(18,026)
Net income	8,154	7,331	7,024	1,656
Net loss from discontinued operations attributable to non-controlling interest	—	(177)	—	(285)
Net income attributable to Providence	$8,154	$7,154	$7,024	$1,371

Net income (loss) available to common stockholders (Note 11)	$6,104	$5,224	$3,230	$(1,939)

Basic earnings (loss) per common share:
Continuing operations	$0.50	$0.61	$0.21	$1.24
Discontinued operations	(0.03)	(0.20)	0.04	(1.39)
Basic earnings (loss) per common share	$0.47	$0.41	$0.25	$(0.15)

Diluted earnings (loss) per common share:
Continuing operations	$0.50	$0.60	$0.21	$1.23
Discontinued operations	(0.03)	(0.20)	0.04	(1.38)
Diluted earnings (loss) per common share	$0.47	$0.40	$0.25	$(0.15)

Weighted-average number of common shares outstanding:
Basic	12,993,934	12,865,777	12,956,222	12,992,403
Diluted	13,004,449	12,927,122	12,977,598	13,069,140

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$8,154	$7,331	$7,024	$1,656
Net loss attributable to non-controlling interest	—	(177)	—	(285)
Net income attributable to Providence	8,154	7,154	7,024	1,371
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	(882)	—	(2,924)
Reclassification of translation loss realized upon sale of subsidiary and equity investment, respectively	—	627	—	627
Other comprehensive loss	—	(255)	—	(2,297)
Comprehensive income (loss)	8,154	7,076	7,024	(641)
Comprehensive loss attributable to non-controlling interest	—	(203)	—	(356)
Comprehensive income (loss) attributable to Providence	$8,154	$6,873	$7,024	$(997)

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	4,970,093	$(210,891)	$310,998
Stock-based compensation	—	—	2,103	—	—	—	2,103
Exercise of employee stock options	57,022	—	2,557	—	—	—	2,557
Restricted stock issued	25,357	—	—	—	3,459	(217)	(217)
Shares issued for bonus settlement and director stipends	599	—	—	—	—	—	—
Convertible preferred stock dividends (1)	—	—	—	(1,087)	—	—	(1,087)
Net income attributable to Providence	—	—	—	582	—	—	582
Balance at March 31, 2019	17,867,747	$18	$339,404	$186,622	4,973,552	$(211,108)	$314,936
Stock-based compensation	—	—	1,289	—	—	—	1,289
Exercise of employee stock options	67,931	—	3,826	—	—	—	3,826
Restricted stock issued	7,088	—	—	—	2,419	(155)	(155)
Shares issued for bonus settlement and director stipends	202	—	—	—	—	—	—
Preferred stock conversion	4,104	—	157	—	—	—	157
Convertible preferred stock dividends (1)	—	—	—	(1,098)	—	—	(1,098)
Net loss attributable to Providence	—	—	—	(1,712)	—	—	(1,712)
Balance at June 30, 2019	17,947,072	$18	$344,676	$183,812	4,975,971	$(211,263)	$317,243
Stock-based compensation	—	—	855	—	—	—	855
Exercise of employee stock options	17,755	—	503	—	—	—	503
Restricted stock issued	2,313	—	—	—	42	(3)	(3)
Shares issued for bonus settlement and director stipends	856	—	—	—	—	—	—
Stock repurchase plan	—	—	—	—	105,421	(5,988)	(5,988)
Preferred stock conversion	—	—	—	—	—	—	—
Convertible preferred stock dividends (1)	—	—	—	(1,109)	—	—	(1,109)
Net income attributable to Providence	—	—	—	8,154	—	—	8,154
Balance at September 30, 2019	17,967,996	$18	$346,034	$190,857	5,081,434	$(217,254)	$319,655
(1) Cash dividends on redeemable convertible preferred stock of $1.36, $1.37, and $1.38 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2019, June 30, 2019, and September 30, 2019, respectively.

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity - continued
(in thousands except share data)

	Nine Months Ended September 30, 2018
					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Stock-based compensation	—	—	993	—	—	—	—	—	993
Exercise of employee stock options	212,789	1	8,819	—	—	—	—	—	8,820
Restricted stock issued	20,904	—	—	—	—	3,778	(237)	—	(237)
Shares issued for bonus settlement and director stipends	2,715	—	150	—	—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	583,027	(36,930)	—	(36,930)
Convertible preferred stock dividends (2)	—	—	—	(1,089)	—	—	—	—	(1,089)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,926	—	—	(81)	1,845
Non-controlling interest	—	—	—	—	—	—	—	296	296
Other	—	—	49	—	—	—	—	—	49
Net income attributable to Providence	—	—	—	5,430	—	—	—	—	5,430
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Balance at March 31, 2018	17,710,006	18	$323,966	$214,869	$(23,879)	4,712,937	$(191,970)	$(1,950)	$321,054
Stock-based compensation	—	—	3,446	—	—	—	—	—	3,446
Exercise of employee stock options	53,004	—	2,842	—	—	—	—	—	2,842
Restricted stock issued	6,085	—	(320)	—	—	129	(9)	—	(329)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipends	318	—	—	—	—	—	—	—	—
Stock repurchase plan	—	—	—	—	—	255,692	(18,823)	—	(18,823)
Conversion of convertible preferred stock to common stock	2,608	—	105	(5)	—	—	—	—	100
Convertible preferred stock dividends (2)	—	—	—	(1,101)	—	—	—	—	(1,101)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,967)	—	—	126	(3,841)
Other	—	—	79	—	—	—	—	(188)	(109)
Net loss attributable to Providence	—	—	—	(11,215)	—	—	—	—	(11,215)
Balance at June 30, 2018	17,775,131	18	$330,009	$202,548	$(27,846)	4,968,758	$(210,802)	$(2,012)	$291,915
Stock-based compensation	—	—	1,907	—	—	—	—	—	1,907
Exercise of employee stock options	500	—	8	—	—	—	—	—	8
Restricted stock issued	2,395	—	—	—	—	141	(10)	—	(10)
Shares issued for bonus settlement and director stipends	543	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	1,077	—	42	(2)	—	—	—	—	40
Convertible preferred stock dividends (2)	—	—	—	(1,111)	—	—	—	—	(1,111)
Foreign currency translation adjustments, net of tax	—	—	—	—	(883)	—	—	27	(856)
Reclassification of translation loss realized upon sale of foreign subsidiary	—	—	—	—	627	—	—	—	627
Other	—	—	(19)	—	—	—	—	176	157
Net income attributable to Providence	—	—	—	7,154	—	—	—	—	7,154
Balance at September 30, 2018	17,779,646	$18	$331,947	$208,589	$(28,102)	4,968,899	$(210,812)	$(1,809)	$299,831
(2) Cash dividends on redeemable convertible preferred stock of $1.36, $1.37, and $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2018, June 30, 2018, and September 30, 2018, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities
Net income	$7,024	$1,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,300	14,217
Amortization	4,676	6,100
Asset impairment charge	—	9,881
Provision for doubtful accounts	533	1,615
Stock-based compensation	4,247	6,209
Deferred income taxes	1,993	(602)
Amortization of deferred financing costs and debt discount	272	408
Equity in net loss of investee	6,159	4,026
Gain on remeasurement of cost method investment		(6,577)
Other non-cash charges (credits)	—	(115)
Changes in operating assets and liabilities:
Accounts receivable	(44,374)	(31,514)
Prepaid expenses and other	27,669	14,243
Reinsurance and related liability reserve	2,511	(548)
Accounts payable and accrued expenses	(9,384)	(26,251)
Accrued transportation costs	27,522	30,888
Deferred revenue	(486)	(1,468)
Operating lease and other long-term liabilities	3,407	304
Net cash provided by operating activities	40,069	22,472
Investing activities
Purchase of property and equipment	(7,302)	(13,194)
Acquisition, net of cash acquired	—	(42,067)
Dispositions, net of cash sold	—	(5,862)
Proceeds from note receivable	—	3,130
Net cash used in investing activities	(7,302)	(57,993)
Financing activities
Preferred stock dividends	(3,295)	(3,302)
Repurchase of common stock, for treasury	(6,363)	(56,009)
Proceeds from common stock issued pursuant to stock option exercise	6,885	12,413
Performance restricted stock surrendered for employee tax payment	—	(429)
Repayment of debt	(12,000)	—
Proceeds from debt	12,000	36,000
Capital lease payments and other	(641)	(2,529)
Net cash used in financing activities	(3,414)	(13,856)
Effect of exchange rate changes on cash	—	19
Net change in cash, cash equivalents and restricted cash	29,353	(49,358)
Cash, cash equivalents and restricted cash at beginning of period	12,367	101,606
Cash, cash equivalents and restricted cash at end of period	$41,720	$52,248
See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Nine Months Ended September 30,
Supplemental cash flow information	2019	2018
Cash paid for interest	$1,090	$767
Cash (received) paid for income taxes, net of refunds	$(30,456)	$11,477
Purchase of equipment through capital lease obligation	$—	$724
Acquisitions:
Purchase price	$—	$54,700
Less:
Cash acquired	—	(1,302)
Restricted cash acquired	—	(110)
Value of existing ownership in Circulation	—	(9,577)
Purchase consideration payable	—	(1,644)
Acquisitions, net of cash acquired	$—	$42,067

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2019
(in thousands except years, share and per share data)

1.    Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). The Company’s NET Services segment operates under the brands LogistiCare and Circulation. Additionally, the Company owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home services while its fleet of mobile health clinics provide community-based care with advance diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, helps health plans manage risks, close care gaps and connect members to care.

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

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative accounting and applicable reporting standards to be applied for non-governmental entities. All amounts are presented in U.S. dollars, unless otherwise noted.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures in the preparation of these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

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

Reclassifications

In conjunction with the change in the Company’s organizational structure as described in Note 16, Segments, we reclassified certain costs between “General and administrative expense” and “Service expense” on our accompanying condensed consolidated statements of operations as summarized below:

	Three Months Ended September 30, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$320,697	$(7,186)	$313,511
General and administrative expense	9,859	7,186	17,045

	Nine Months Ended September 30, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$955,523	$(21,156)	$934,367
General and administrative expense	31,925	21,156	53,081
(1) Adjusted for discontinued operations, as described in Note 15.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the nine months ended September 30, 2019:

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

Recent accounting pronouncements that the Company has yet to adopt are as follows:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 will supersede or clarify much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments in ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and added additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 requires certain disclosures to be applied on a retrospective basis and others on a prospective basis. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has elected to apply a prospective transition approach and will therefore apply the transition requirements to any eligible costs incurred after adoption. The Company is not aware of any material costs to be incurred subsequent to the adoption date. However, the Company will continue to evaluate the impact of ASU 2018-15 on its consolidated financial statements until adoption.

3.    Revenue Recognition

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers by contract type for NET Services:

	Three months ended September 30, 2019	Three Months Ended September 30, 2018
State Medicaid agency contracts	$196,891	$183,661
Managed care organization contracts	196,494	160,110
Total Service revenue, net	$393,385	$343,771

Capitated contracts	$334,549	$297,808
Non-capitated contracts	58,836	45,963
Total Service revenue, net	$393,385	$343,771

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
State Medicaid agency contracts	$551,632	$544,409
Managed care organization contracts	573,479	479,794
Total Service revenue, net	$1,125,111	$1,024,203

Capitated contracts	$947,811	$869,203
Non-capitated contracts	177,300	155,000
Total Service revenue, net	$1,125,111	$1,024,203

During the three months ended September 30, 2019 and 2018, NET Services recognized $15,332 and $1,956, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the nine months ended September 30, 2019 and 2018, NET Services recognized $8,460 and $5,685, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net:

	September 30, 2019	December 31, 2018
Accounts receivable	$139,897	$101,340
NET Services’ reconciliation contract receivable	61,851	48,270
Allowance for doubtful accounts	(3,516)	(1,854)
	$198,232	$147,756
The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets:

	September 30, 2019	December 31, 2018
Accrued contract payments, included in “accrued expenses”	$7,672	$9,756
Deferred revenue, current	231	562
Deferred revenue, long-term, included in “other long-term liabilities”	808	963
During the nine months ended September 30, 2019 and 2018, $434 and $11,602 of deferred revenue, respectively, was recognized.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$40,637	$47,492
Restricted cash, current	833	1,624
Current assets of discontinued operations	250	—
Restricted cash, less current portion	—	3,132
Cash, cash equivalents and restricted cash	$41,720	$52,248

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs. Current assets of discontinued operations principally reflect the cash position of WD Services operations in Saudi Arabia, which was not sold as part of the WD Services sale. Such cash will be used to fund the shut-down costs of this operation as needed. See Note 15, Discontinued Operations, for further information on the WD Services sale.

5.    Equity Investment

As of both September 30, 2019 and December 31, 2018, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a shareholder’s agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting with the Company’s share of Matrix’s income or loss recorded as “Equity in net loss of investee” in the accompanying condensed consolidated statements of operations.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2019 and December 31, 2018 totaled $154,532 and $161,503, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	September 30, 2019	December 31, 2018
Current assets	$70,888	$61,565
Long-term assets	694,604	719,450
Current liabilities	31,342	27,619
Long-term liabilities	366,491	373,159

	Three Months ended September 30, 2019	Three months ended September 30, 2018
Revenue	$71,663	$70,522
Operating (loss) income	(2,640)	1,492
Net loss	(6,906)	(4,351)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue	$210,807	$216,361
Operating (loss) income	(542)	5,330
Net loss	(15,054)	(13,736)

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	September 30, 2019	December 31, 2018
Prepaid income taxes	$2,488	$35,207
Prepaid insurance	1,862	1,308
Prepaid rent	861	828
Other prepaid expenses	6,224	6,824
Total prepaid expenses and other	$11,435	$44,167

7.    Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation	$10,076	$11,050
NET Services accrued contract payments	7,672	9,756
Accrued cash settled stock-based compensation	3,325	3,719
Other accrued expenses	11,581	14,666
Total accrued expenses	$32,654	$39,191

8.    Restructuring and Related Reorganization Costs

On April 11, 2018, the Company announced the Organizational Consolidation to transfer all job responsibilities previously performed by employees of the holding company to LogistiCare and to close the corporate offices in Stamford, Connecticut and Tucson, Arizona. The Company adopted an employee retention plan designed to retain the holding company level employees during the transition. The employee retention plan became effective on April 9, 2018 and provided for certain payments and benefits to those employees if they remained employed with the Company through a retention date established for each individual, subject to a fully executed retention letter. The Organizational Consolidation was completed during the second quarter of 2019.

A total of $613 and $3,714 in restructuring and related costs was incurred during the three and nine months ended September 30, 2019, respectively, related to the Organizational Consolidation. These costs include, respectively, $145 and $2,356 of retention and personnel costs, $0 and $282 of stock-based compensation expense, $0 and $237 of depreciation and $468 and $839 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

A total of $12,522 in restructuring and related costs was incurred on a cumulative basis through September 30, 2019 related to the Organizational Consolidation. These costs include $7,454 of retention and personnel costs, $2,013 of stock-based compensation expense, $673 of depreciation and $2,382 of other costs, primarily related to recruiting and legal costs. The current year restructuring and related costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

The summary of the liability for restructuring and related reorganization costs is as follows:

	January 1, 2019	Costs Incurred	Cash Payments and Adjustments	September 30, 2019

Retention and personnel liability	$1,956	$2,356	$(4,312)	$—
Other liability	398	842	(1,240)	—
Total	$2,354	$3,198	$(5,552)	$—

	January 1, 2018	Costs Incurred	Cash Payments	September 30, 2018

Retention and personnel liability	$—	$2,038	$(111)	$1,927
Other liability	—	1,265	(786)	479
Total	$—	$3,303	$(897)	$2,406

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

A summary of all lease classifications in our condensed consolidated balance sheet is as follows:

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease ROU assets	$20,266
Finance lease assets	Property and equipment, net (1)	603
Total leased assets		$20,869

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$6,742
Finance	Current portion of long-term obligations	308
Long-term:
Operating	Operating lease liabilities, less current portion	14,786
Finance	Long-term obligations, less current portion	122
Total lease liabilities		$21,958
(1) Finance leased assets have an accumulated amortization of $338.

As of September 30, 2019, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2019	$2,715	$81	$2,796
2020	8,452	322	8,774
2021	5,845	27	5,872
2022	4,869	—	4,869
2023	2,891	—	2,891
Thereafter	2,215	$—	2,215
Total lease payments	$26,987	$430	$27,417
Less: interest and accretion	(5,459)	—	(5,459)
Present value of minimum lease payments	$21,528	$430	$21,958
Less: current portion	(6,742)	(308)	(7,050)
Long-term portion	$14,786	$122	$14,908

As of December 31, 2018, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2019	$8,825	$718	$9,543
2020	6,452	308	6,760
2021	4,594	45	4,639
2022	3,801	—	3,801
2023	1,767	—	1,767
Thereafter	1,600	—	1,600
Total lease payments	$27,039	$1,071	$28,110

Lease terms and discount rates are as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Operating lease costs	3.68
Finance lease cost	1.34
Weighted-average discount rate:
Operating lease costs	5.3%
Finance lease cost	3.3%

For the three and nine months ended September 30, 2019, our operating lease costs were $2,674 and $7,877 and are included in "General and administrative expense” on our accompanying condensed consolidated statements of operations. A summary of other lease information is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Financing cash flows from finance leases	$(75)	$(641)
Operating cash flows from operating leases	(2,753)	(7,956)
Amortization of operating leased ROU assets to the operating lease liability	2,523	7,986
ROU assets obtained through operating lease liabilities	3,488	4,770

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). Typical awards issued under this plan include stock option awards, restricted stock awards (“RSAs”), restricted stock units ("RSUs") and performance based restricted stock units (“PRSUs”).

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
General and administrative expense	$855	$1,927	$4,247	$6,209
Equity in net loss (income) of investee	—	(24)	—	137
Total stock-based compensation	$855	$1,903	$4,247	$6,346

On September 20, 2019, the Company granted 46,865 RSUs and 88,264 stock options to executive management and key employees of the Company at a price of $58.84, which was the closing price of the Company’s common stock on the grant date. The RSUs and options will vest over 3.5 years with (i) 33.3% of the options vesting on March 15, 2021, (ii) 33.3% of the options vesting on March 15, 2022, and (iii) 33.4% of the options vesting on March 15, 2023. There are a few employee exceptions to the vesting schedule. For these employees, the RSUs and options are subject to vesting over the period designated in the respective employee’s agreements. As there is no expiration date, the RSUs can be exercised at any point in the future subject to the vesting period designation in the employee’s agreements. The options have an expiration date of September 20, 2024.

At September 30, 2019, the Company had 620,859 stock options outstanding with a weighted-average exercise price of $62.72. The Company also had 49,295 unvested RSAs and 46,865 RSUs outstanding at September 30, 2019 with a weighted-average grant date fair value of $61.95 and $58.84, respectively.

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

Cash-Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. During the three months ended September 30, 2019 and September 30, 2018, the Company recorded $371 of stock-based compensation expense and recorded a benefit of $2,191 for cash-settled awards, respectively. During the nine months ended September 30, 2019 and September 30, 2018, the Company recorded $203 of stock-based compensation benefit and recorded expense of $1,435 for cash-settled awards, respectively. The expense and benefit for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. As the instruments are accounted for as liability awards, the income or expense recorded for the three and nine months ended September 30, 2019 and 2018 is almost entirely attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash-settled share-based payment awards of $3,325 and $3,719 at September 30, 2019 and December 31, 2018, respectively, is reflected in “Accrued expenses” in the condensed consolidated balance sheets. At September 30, 2019, the Company had 4,234 SEUs and 200,000 stock option equivalent units outstanding.

Long-Term Incentive Plans

In connection with the acquisition of Circulation during 2018, the Company established a management incentive plan (“MIP”) intended to motivate key employees of Circulation. During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12,000 to the group of MIP participants. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and the payout is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of September 30, 2019 and December 31, 2018, the Company has accrued $3,769 and $1,441, respectively, related to the MIP and reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

11.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Providence	$8,154	$7,154	$7,024	$1,371
Less dividends on convertible preferred stock	(1,109)	(1,113)	(3,295)	(3,310)
Less income allocated to participating securities	(941)	(817)	(499)	—
Net income (loss) available to common stockholders	$6,104	$5,224	$3,230	$(1,939)

Continuing operations	$6,473	$7,787	$2,762	$16,087
Discontinued operations	(369)	(2,563)	468	(18,026)
Net income (loss) available to common stockholders	$6,104	$5,224	$3,230	$(1,939)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,993,934	12,865,777	12,956,222	12,992,403
Effect of dilutive securities:
Common stock options	10,515	61,345	21,376	76,737
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,004,449	12,927,122	12,977,598	13,069,140

Basic earnings (loss) per share:
Continuing operations	$0.50	$0.61	$0.21	$1.24
Discontinued operations	(0.03)	(0.20)	0.04	(1.39)
Basic earnings (loss) per share	$0.47	$0.41	$0.25	$(0.15)
Diluted earnings (loss) per share:
Continuing operations	$0.50	$0.60	$0.21	$1.23
Discontinued operations	(0.03)	(0.20)	0.04	(1.38)
Diluted earnings (loss) per share	$0.47	$0.40	$0.25	$(0.15)

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,
	2019	2018
Stock options to purchase common stock	420,846	358,310
Convertible preferred stock	799,969	801,935

	Nine months ended September 30,
	2019	2018
Stock options to purchase common stock	499,611	333,030
Convertible preferred stock	800,983	802,762

12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2019 was 37.3% and 37.8%, respectively. The effective tax rate from continuing operations for the three and nine months ended September 30, 2018 was 27.4% and 26.1%, respectively. These effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions. For 2018, the impact of these items was partially offset by no income tax provision being recorded on the gain on remeasurement of cost method investment of $6,577.

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30,756 resulting from the carryback of losses from the 2018 sale of its workforce development segment. The IRS subsequently informed the Company that its 2015-2018 tax returns will be examined. This examination began in October 2019 and will include a mandated review by a joint committee of Congress due to the size of the refund received.

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

13.    Commitments and Contingencies

Debt

On July 12, 2019, the Company and certain of its subsidiaries entered into the Sixth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Amendment”), amending the Amended and Restated Credit and Guaranty Agreement dated as of August 2, 2013 (as amended to date, the “Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent. The Amendment extended the maturity date of the Credit Agreement to August 2, 2020. As of September 30, 2019, the Company had no amounts outstanding under the Credit Agreement.

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

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing.  The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action. On September 6, 2019, Ms. Patel amended her complaint to add Provado Mobile Health, a Company subsidiary, as a party to the suit.   No amounts have been accrued for any potential losses under this matter, as management cannot reasonably predict the outcome of the litigation or any potential losses.  The Company and its subsidiary intend to defend the litigation vigorously. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, the Company does not expect the case to have a material adverse effect on the Company’s business, financial condition or results of operations.

In Lynch v. Ride Plus et al., a putative class action lawsuit pending in the Superior Court for the County of San Diego, California, a former Ride Plus driver has sought to represent all Ride Plus drivers in California on claims that they were misclassified as independent contractors and that, among other things, they were not paid minimum wages, overtime wages, meal period premiums and rest period premiums. The Company has not yet been served with the complaint but intends to vigorously defend the claims. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiff will succeed in getting the court to certify a class, whether she and the class will prevail on their claims, or what they might recover.

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

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at September 30, 2019.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018.  The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date. The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at September 30, 2019.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of September 30, 2019 collectively held approximately 9.5% of the Company’s outstanding common stock and approximately 95.7% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the

Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

14.    Transactions with Related Parties

Convertible preferred stock dividends earned by the Coliseum Stockholders during the three months ended September 30, 2019 and 2018 totaled $1,062 in both periods. Convertible preferred stock dividends earned by the Coliseum Stockholders during the nine months ended September 30, 2019 and 2018 totaled $3,151 in both periods.

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

On November 1, 2015, the Company completed the sale of its Human Services segment. During the three and nine months ended September 30, 2019 and 2018, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings.
Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative (income) expense	$(12)	$480	$468
Total operating (income) expense	(12)	480	468
Operating income (loss)	12	(480)	(468)

Income (loss) from discontinued operations before income taxes	12	(480)	(468)
(Provision) benefit for income taxes	(3)	45	42
Income (loss) from discontinued operations, net of tax	$9	$(435)	$(426)

	Nine Months Ended September 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense (income)	$205	$(1,617)	$(1,412)
Total operating expense (income)	205	(1,617)	(1,412)
Operating (loss) income	(205)	1,617	1,412

(Loss) income from discontinued operations before income taxes	(205)	1,617	1,412
Benefit (provision) for income taxes	50	(922)	(872)
(Loss) income from discontinued operations, net of tax	$(155)	$695	$540

	Three Months Ended September 30, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$77,548	$77,548

Operating expenses:
Service expense	—	70,911	70,911
General and administrative expense	(721)	6,344	5,623
Depreciation and amortization	—	2,861	2,861
Total operating (income) expenses	(721)	80,116	79,395
Operating income (loss)	721	(2,568)	(1,847)

Other income (expense):
Other expense	—	(669)	(669)
Interest expense, net	—	(97)	(97)
Gain on foreign currency transactions	—	178	178
Equity in net gain of investee	—	29	29
Income (loss) from discontinued operations before income taxes	721	(3,127)	(2,406)
Provision for income taxes	(179)	(379)	(558)
Income (loss) from discontinued operations, net of tax	$542	$(3,506)	$(2,964)

	Nine Months Ended September 30, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$214,956	$214,956

Operating expenses:
Service expense	—	192,390	192,390
General and administrative expense	(645)	21,969	21,324
Asset impairment charge	—	9,203	9,203
Depreciation and amortization	—	9,210	9,210
Total operating (income) expenses	(645)	232,772	232,127
Operating income (loss)	645	(17,816)	(17,171)

Other income (expense):
Other expense	—	(669)	(669)
Interest expense, net	—	(109)	(109)
Gain on foreign currency transactions	—	807	807
Equity in net gain of investee	—	80	80
Income (loss) from discontinued operations before income taxes	645	(17,707)	(17,062)
Provision for income taxes	(160)	(804)	(964)
Income (loss) from discontinued operations, net of tax	$485	$(18,511)	$(18,026)

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services sale.

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$250	$2,321
Accounts receivable, net of allowance of $0 in 2019 and $3,460 in 2018	—	4,316
Prepaid expenses and other	72	414
Current assets of discontinued operations	$322	$7,051

Accounts payable	$22	$486
Accrued expenses	1,224	2,771
Current liabilities of discontinued operations	$1,246	$3,257

Deferred tax liabilities	$639	$—
Noncurrent liabilities of discontinued operations	$639	$—

Cash Flow Information

The following table presents cash flow information of the discontinued operations for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019
WD Services Segment
Cash flow information from discontinued operating activities:
Deferred income taxes	$639

Nine Months Ended September 30, 2018
WD Services Segment
Cash flow information from discontinued operating activities:
Depreciation	$5,300
Amortization	3,910
Stock-based compensation	6
Deferred income taxes	(1,256)
Cash flows from discontinued investing activities:
Purchase of property and equipment	$4,611

16.    Segments

Effective January 1, 2019, the Company substantially completed its Organizational Consolidation changing from a holding company that previously owned a portfolio of companies to an operating company structure that provides NET services and has an investment in Matrix. As a result, beginning January 1, 2019, the Company’s chief operating decision maker reviews financial performance and allocates resources based on two segments as follows:

•NET Services - which operates primarily under the brands LogistiCare and Circulation, is the largest manager of NET programs for state governments and MCOs in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal, certain strategic and development functions and the Company’s captive insurance company.

•Matrix Investment - which consists of a minority investment in Matrix, provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians deliver in-home services while its fleet of mobile health clinics provide community-based care with advance diagnostic capabilities.

We have reclassified prior period segment amounts to conform to the current presentation, which are summarized as follows:

	Three Months Ended September 30, 2018
	As Previously Reported (1)	Segment Reclassification	Other Reclassification (Note 1)	As Reported
General and administrative :
NET Services	$3,904	$5,955	$7,186	$17,045
Corporate and Other	5,955	(5,955)	—	—
Depreciation and amortization:
NET Services	3,543	237	—	3,780
Corporate and Other	237	(237)	—	—
Operating income (loss):
NET Services	15,627	(6,192)	—	9,435
Corporate and Other	(6,192)	6,192	—	—
(1) Adjusted for discontinued operations, as described in Note 15.

	Nine Months Ended September 30, 2018
	As Previously Reported (1)	Segment Reclassification	Other Reclassification (Note 1)	As Reported
General and administrative:
NET Services	$9,121	$22,802	$21,158	$53,081
Corporate and Other	22,802	(22,802)	—	—
Service expense
Net Services	955,796	(271)	(21,158)	934,367
Corporate and Other	(271)	271	—	—
Depreciation and amortization:
NET Services	10,548	559	—	11,107
Corporate and Other	559	(559)	—	—
Operating income (loss):
NET Services	48,060	(23,090)	—	24,970
Corporate and Other	(23,090)	23,090	—	—

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments:

	Three months ended September 30, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$393,385	$—	$393,385
Service expense	356,271	—	356,271
General and administrative expense	15,979	—	15,979
Depreciation and amortization	4,148	—	4,148
Operating income	$16,987	$—	$16,987

Equity in net loss of investee	$—	$(3,188)	$(3,188)

	September 30, 2019
Total assets (continuing operations)	$465,688	$154,532	$620,220

	Nine Months Ended September 30, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$1,125,111	$—	$1,125,111
Service expense	1,042,717	—	1,042,717
General and administrative expense	52,241	—	52,241
Asset impairment charge	—	—	—
Depreciation and amortization	12,976	—	12,976
Operating income	$17,177	$—	$17,177

Equity in net loss of investee	$—	$(6,159)	$(6,159)

	Three months ended September 30, 2018
	NET Services	Matrix Investment	Total
Service revenue, net	$343,771	$—	$343,771
Service expense	313,511	—	313,511
General and administrative expense	17,045	—	17,045
Asset impairment charge	—	—	—
Depreciation and amortization	3,780	—	3,780
Operating income	$9,435	$—	$9,435

Equity in net loss of investee	$—	$(1,587)	$(1,587)

	Nine Months Ended September 30, 2018
	NET Services	Matrix Investment	Total
Service revenue, net	$1,024,203	$—	$1,024,203
Service expense	934,367	—	934,367
General and administrative expense	53,081	—	53,081
Asset impairment charge	678	—	678
Depreciation and amortization	11,107	—	11,107
Operating income	$24,970	$—	$24,970

Equity in net loss of investee	$—	$(4,106)	$(4,106)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2019 and 2018, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2018. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2019 and Q3 2018 mean the three months ended September 30, 2019 and the three months ended September 30, 2018, respectively, and references to YTD 2019 and YTD 2018 mean the nine months ended September 30, 2019 and the nine months ended September 30, 2018, respectively.

Overview of Our Business

We own a subsidiary and an investment primarily engaged in the provision of healthcare services in the United States. The Company’s NET Services segment, which primarily operates under the brands LogistiCare and Circulation, is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). In addition, the NET Services segment includes the Company’s activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of the Company’s captive insurance company. During 2018, the Company announced an Organizational Consolidation plan (“Organizational Consolidation”) to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare Solutions LLC ("LogistiCare"). Effective January 1, 2019, the consolidation was substantially complete. LogistiCare will retain its name and continue to be headquartered in Atlanta, GA, and the Company will continue to be named The Providence Service Corporation and be listed on NASDAQ under the ticker symbol “PRSC”. See Note 8, Restructuring and Related Reorganization Costs, and Note 16, Segments, in our condensed consolidated financial statements for further information on the Organizational Consolidation.

Our Matrix Investment segment consists of a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians deliver in-home services while its fleet of mobile health clinics provide community-based care with advance diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, helps health plans manage risks, close care gaps and connect members to care.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:
•an aging population, which will increase demand for healthcare services and transportation;
•a movement towards value-based versus fee for service care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;
•increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;
•technological advancements, which may be utilized by us to improve service and lower costs, but also by others which may increase industry competitiveness;
•MCOs that provide Medicare Advantage plans are increasingly offering non-emergency medical transportation services as a supplemental benefit in accordance with current social trends;
•proposals by the President of the United States and Congress to change the Medicaid program, including considering regulatory changes to make the non-emergency medical transportation benefit optional for states, and the Centers for Medicare & Medicaid Services’ grant of waivers to states relative to the parameters of their Medicaid programs. Enactment of adverse legislation, regulation or agency guidance, or litigation challenges to the Patient Protection and Affordable Care Act, state Medicaid programs, or other governmental programs may reduce the eligibility or demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments; and

•a trend among MCO Medicaid and Medicare plans to offer value-add transportation benefits in order to promote social determinants of health.

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

We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as, effective January 1, 2019, the Company’s activities that include executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of the Company’s captive insurance company. See Note 16, Segments, in our condensed consolidated financial statements for further information on our change in segments.

Discontinued operations. During prior years, the Company completed the following transactions, which resulted in the presentation of the related operations as Discontinued Operations.

•On December 21, 2018, the Company completed the sale of substantially all of the operating subsidiaries of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”) and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. The Company’s contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. Additionally, on June 11, 2018, the Company entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018.

•On November 1, 2015, the Company completed the sale of its Human Services segment. In addition to the results through the sale date, the Company has recorded additional expenses related to legal proceedings associated with an indemnified legal matter.

Q3 2019 compared to Q3 2018

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for Q3 2019 and Q3 2018 (in thousands):

	Three months ended September 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	393,385	100.0%	343,771	100.0%

Operating expenses:
Service expense	356,271	90.6%	313,511	91.2%
General and administrative expense	15,979	4.1%	17,045	5.0%
Depreciation and amortization	4,148	1.1%	3,780	1.1%
Total operating expenses	376,398	95.7%	334,336	97.3%

Operating income	16,987	4.3%	9,435	2.7%

Other expenses (income):
Interest expense, net	188	—%	250	0.1%
Other income	(66)	—%	—	—%
Equity in net loss of investee	3,188	0.8%	1,587	0.5%
Gain on remeasurement of cost method investment	—	—%	(6,577)	-1.9%
Income from continuing operations before income taxes	13,677	3.5%	14,175	4.1%
Provision for income taxes	5,097	1.3%	3,880	1.1%
Income from continuing operations, net of tax	8,580	2.2%	10,295	3.0%
Loss from discontinued operations, net of tax	(426)	(0.1)%	(2,964)	(0.9)%
Net income	8,154	2.1%	7,331	2.1%
Net income from discontinued operations attributable to non-controlling interest	—	—%	(177)	(0.1)%
Net income attributable to Providence	8,154	2.1%	7,154	2.1%

Service revenue, net. Service revenue, net for NET Services for Q3 2019 increased $49.6 million, or 14.4%, compared to Q3 2018.  The increase in Q3 2019 was primarily related to secured rate adjustments which included retroactive revenue benefits, a new state contract in West Virginia and new MCO contracts in Minnesota and Louisiana, and higher utilization across multiple not at-risk and reconciliation contracts. These increases were partially offset by the impact of contracts we no longer serve, including a state contract in Rhode Island and an MCO contract in California.

Service expense, net. Service expense for our NET Services segment included the following for Q3 2019 and Q3 2018 (in thousands):

	Three Months Ended September 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	303,840	77.2%	262,669	76.4%
Payroll and related costs	40,531	10.3%	39,033	11.4%
Other operating expenses	11,900	3.0%	11,809	3.4%
Total service expense	356,271	90.6%	313,511	91.2%

Service expense for Q3 2019 increased $42.8 million, or 13.6%, compared to Q3 2018 due primarily to higher purchased transportation costs. Transportation costs increased as a result of both higher utilization across multiple contracts and higher per unit cost.

General and administrative expense. General and administrative expense for Q3 2019 decreased $1.1 million, or 6.3%, compared to Q3 2018. The decrease was primarily due to retention expense associated with the Organizational Consolidation recorded in Q3 2018 and cost savings generated as part of the Organizational Consolidation. These decreases were partially offset by an increase in cash settled stock-based compensation expense of $2.6 million, primarily as a result of an increase in the Company’s stock price during the comparative periods.

Depreciation and amortization. Depreciation and amortization for Q3 2019 increased $0.4 million compared to Q3 2018 primarily due to an increase in intangible assets associated with the Circulation acquisition and fixed assets, partially offset by lower depreciation at NET services.

Interest expense, net. Consolidated interest expense for Q3 2019 and Q3 2018 was $0.2 million and $0.3 million, respectively, primarily as a result of credit facility administration costs.

Equity in net loss of investee. Our equity in net loss of investee for Q3 2019 of $3.2 million was a result of our proportional share of the net loss of Matrix. During Q3 2019, Matrix had a standalone net loss of $6.9 million, which included $11.3 million of depreciation and amortization, $6.2 million of interest expense, and $2.0 million of an income tax benefit.

For Q3 2018, our equity in net loss of investee of $1.6 million was a result of our proportional share of the net loss of Matrix. Included in Matrix’s standalone Q3 2018 results were depreciation and amortization of $9.6 million, interest expense of $6.2 million, and an income tax benefit of $0.4 million.

Provision for income taxes. The Company’s effective tax rate from continuing operations for Q3 2019 and Q3 2018 was 37.3% and 27.4%, respectively. These effective tax rates from continuing operations were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes, and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions, and no income tax provision in 2018 on the gain on remeasurement of cost method investment of $6.6 million.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For Q3 2019, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.4 million, which includes the income and expense related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. For Q3 2019, the loss from discontinued operations, net of tax, for our former Human Services segment was nil.

For Q3 2018, the loss on discontinued operations, net of tax, primarily for our former WD Services segment was $3.5 million, which was offset by income, net of tax, for our former Human Services segment of $0.5 million.

Net loss attributable to non-controlling interests. For Q3 2018, net loss from discontinued operations attributable to non-controlling interests primarily related to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract within our historical WD Services segment.

YTD 2019 compared to YTD 2018

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for YTD 2019 and YTD 2018 (in thousands):

	Nine months ended September 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,125,111	100.0%	1,024,203	100.0%

Operating expenses:
Service expense	1,042,717	92.7%	934,367	91.2%
General and administrative expense	52,241	4.6%	53,081	5.2%
Asset impairment charge	—	—%	678	0.1%
Depreciation and amortization	12,976	1.2%	11,107	1.1%
Total operating expenses	1,107,934	98.5%	999,233	97.6%

Operating income	17,177	1.5%	24,970	2.4%

Other expenses (income):
Interest expense, net	793	0.1%	808	0.1%
Other income	(199)	—%	—	—%
Equity in net loss of investee	6,159	0.5%	4,106	0.4%
Gain on remeasurement of cost method investment	—	—%	(6,577)	(0.6)%
Income from continuing operations before income taxes	10,424	0.9%	26,633	2.6%
Provision for income taxes	3,940	0.4%	6,951	0.7%
Income from continuing operations, net of tax	6,484	0.6%	19,682	1.9%
Income (loss) from discontinued operations, net of tax	540	—%	(18,026)	(1.8)%
Net income	7,024	0.6%	1,656	0.2%
Net loss attributable to noncontrolling interest	—	—%	(285)	—%
Net income attributable to Providence	7,024	0.6%	1,371	0.1%

Service revenue, net. Consolidated service revenue, net for YTD 2019 increased $100.9 million, or 9.9%, compared to YTD 2018. The increase in YTD 2019 was primarily related to secured rate adjustments which included retroactive revenue benefits, a new state contract in West Virginia and new MCO contracts in Minnesota and Louisiana, and higher utilization across multiple not at-risk and reconciliation contracts. These increases were partially offset by the impact of contracts we no longer serve, including a state contract in Rhode Island and an MCO contract in California.

Service expense, net. Service expense for our NET Services segment included the following for YTD 2019 and YTD 2018 (in thousands):

	Nine Months Ended September 30,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	890,039	79.1%	785,513	76.7%
Payroll and related costs	119,100	10.6%	114,682	11.2%
Other operating expenses	33,578	3.0%	34,172	3.3%
Total service expense	1,042,717	92.7%	934,367	91.2%

Service expense for YTD 2019 increased $108.4 million, or 11.6%, compared to YTD 2018 due primarily to higher purchased transportation costs and operational payroll and related costs. Transportation costs increased as a result of both higher utilization across multiple contracts and higher per unit cost.

General and administrative expense. General and administrative expense for YTD 2019 decreased $0.8 million or 1.6%, compared to YTD 2018. The decrease was due primarily to less retention expense and cost savings as a result of Organizational Consolidation.

Asset impairment charge. During YTD 2018, the Company incurred an asset impairment charge of $0.7 million in relation to the decision to abandon specific development work intended to synchronize data across applications of the proprietary LCAD Nextgen system as a result of the acquisition of Circulation and its technology platform.

Depreciation and amortization. Depreciation and amortization for YTD 2019 increased $1.9 million or 16.8% compared to YTD 2018 primarily due to an increase in intangibles associated with the Circulation acquisition and fixed assets, partially offset by lower depreciation on fixed assets of legacy NET services.

Interest expense, net. Consolidated interest expense, net was $0.8 million for both YTD 2019 and YTD 2018, as a result of borrowing and credit facility administration costs.

Equity in net loss of investee. Our equity in net loss of investee for YTD 2019 of $6.2 million includes our proportional share of the net loss of Matrix. During YTD 2019, Matrix had a standalone net loss of $15.1 million, which included $33.7 million of depreciation and amortization, $19.0 million of interest expense, and $4.5 million of a tax benefit.

Our equity in net loss of investee for YTD 2018 of $4.1 million includes our proportional share of the net loss of Matrix. During YTD 2018, Matrix had a standalone net loss of $13.7 million, which included depreciation and amortization of $28.0 million, interest expense of $22.5 million, and an income tax benefit of $3.4 million.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2019 and YTD 2018 were 37.8% and 26.1%, respectively. These effective tax rates from continuing operations were higher than the U.S. federal statutory rate of 21.0% primarily due to, state income taxes and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions, and no income tax provision in 2018 on the gain on remeasurement of cost method investment of $6.6 million.
Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For YTD 2019, the income from discontinued operations, net of tax, for our former WD Services segment was $0.7 million as a result of cash distribution from WD Services to the Company, partially offset by costs related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. Loss from discontinued operations, net of tax, for our former Human Services segment was $0.2 million.

For YTD 2018, the loss from discontinued operations, net of tax, primarily for our former WD Services segment was $18.5 million, which was offset by income, net of tax, for our former Human Services segment of $0.5 million.

Net loss attributable to non-controlling interests. For YTD 2018, net loss attributable to non-controlling interests related to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract within our historical WD Services segment. There was no such loss in YTD 2019.

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

Our balance of cash and cash equivalents was $40.6 million and $5.7 million at September 30, 2019 and December 31, 2018, respectively. Additionally, we had restricted cash of $0.8 million and $4.4 million at September 30, 2019 and December 31, 2018, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. As we wind down our captive insurance subsidiary our restricted cash balance has declined over time. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows. At both September 30, 2019 and December 31, 2018, we had no amounts outstanding under our Credit Facility.

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

The cash flow statements for all periods presented include both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The income from discontinued operations, net of tax, was $0.5 million for YTD 2019 and the loss from discontinued operations, net of tax, was $18.0 million for YTD 2018.

YTD 2019 cash flows compared to YTD 2018

Operating activities. Cash provided by operating activities was $40.1 million for YTD 2019, an increase of $17.6 million as compared with YTD 2018. YTD 2019 and YTD 2018 cash flow from operations were driven by net income of $7.0 million and $1.7 million, respectively, non-cash adjustments to reconcile net income to net cash provided by operating activities of $26.2 million and $35.2 million, respectively, and changes in working capital of positive $6.9 million and negative $14.3 million, respectively. The change in working capital was primarily driven by the following:
•Accounts receivable required a cash outflow for YTD 2019 of $44.4 million as compared to an outflow of $31.5 million for YTD 2018. The increase in cash outflow of $12.9 million was primarily attributable to an increase in revenue and in the timing of collections from a limited number of payers.
•Prepaid expense and other required a cash inflow for YTD 2019 of $27.7 million as compared to an inflow of $14.2 million for YTD 2018. The increase in cash inflow of $13.4 million is primarily due refunds received from the Internal Revenue Service (“IRS”) totaling $30.8 million resulting from the carryback of losses from the 2018 sale of its workforce development segment for U.S. tax payments made previously in 2015 and 2018. This was offset by a decrease in cash flow due to our discontinued WD Services segment whereby our YTD 2019 cash flows do not include cash inflows for WD Services' contract assets and costs to fulfill contracts.
•Accounts payable and accrued expenses required a cash outflow for YTD 2019 of $9.4 million as compared to an outflow of $26.3 million for YTD 2018. The decrease in cash outflow of $16.9 million is due primarily to the timing of vendor payments and also because YTD 2019 does not include cash inflows for WD Services' accounts payable and accrued expenses to be paid.
•Accrued transportation costs of NET Services generated a cash inflow of $27.5 million in YTD 2019, as compared to a cash inflow of $30.9 million in YTD 2018. The decrease in cash inflow of $3.4 million is due primarily to higher purchased service expense and timing of payments.

Investing activities. Net cash used in investing activities of $7.3 million in YTD 2019 decreased by $50.7 million as compared to YTD 2018. The decrease was primarily attributable to the $42.1 million cash outflow for the acquisition of Circulation in 2018 and a decrease in the purchase of property and equipment in 2019 of $5.9 million as compared to 2018. Also, YTD 2018 included proceeds received on a note receivable related to the sale of a building in 2016.

Financing activities. Net cash used in financing activities of $3.4 million in YTD 2019 decreased $10.4 million as compared to YTD 2018. During YTD 2018, we repurchased $56.0 million of our common stock compared to $6.4 million in YTD 2019. There was also repayment of debt in YTD 2019 of $12 million and $24 million less borrowings in YTD 2019 as compared to YTD 2018. Additionally, as a partial offset, in YTD 2018, proceeds from common stock issued pursuant to stock option exercises was $5.5 million more than in YTD 2019.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of September 30, 2019, we had no borrowings outstanding; however, we had letters of credit outstanding in the amount of $13.0 million. As of September 30, 2019, our available credit under the Credit Facility was $187.0 million.

On July 12, 2019, the Company and certain of its subsidiaries entered into an amendment to the Credit Agreement, by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent. The Amendment extended the maturity date of the Credit Agreement to August 2, 2020.

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

Interest on the outstanding principal amount of any loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. Interest on any loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on our consolidated leverage ratio. Our current commitment fee and letter of credit rates are 0.25% and 2.25%, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of September 30, 2019.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and the Company, the Company issued 805,000 shares of Preferred Stock, of which 799,969 shares are outstanding as of September 30, 2019. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Rights Offering” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board of Directors (“Board”), at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid-in-kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the nine months ended September 30, 2019 and 2018 totaled $3.3 million in both periods.

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

At September 30, 2019, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.1 million, $0.4 million and $1.6 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability in excess of our liability under our associated historical reinsurance programs at September 30, 2019 was $2.7 million. We recorded a corresponding receivable from third-party insurers and liability at September 30, 2019 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $0.8 million and $4.4 million at September 30, 2019 and December 31, 2018, respectively, which was restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $2.1 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively, was recorded in “Reinsurance and related liability reserves” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 other than the adoption of ASC 842, effective January 1, 2019, whereby the Company recorded $23.2 million and $24.5 million of additional leased assets and liabilities, respectively, on its condensed consolidated balance sheet. The adoption did not have a material impact on the statement of operations. See Note 9, Leases, for further information.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at September 30, 2019.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2019. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected or which are reasonably likely to materially affect such control. Except as set forth below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators was employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company filed a motion to dismiss the Complaint on April 22, 2019. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect the case to have a material adverse effect on its business, financial condition or results of operations.

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action. On September 6, 2019, Ms. Patel amended her complaint to add Provado Mobile Health, a Company subsidiary, as a party to the suit. No amounts have been accrued for any potential losses under this matter, as management cannot reasonably predict the outcome of the litigation or any potential losses. The Company and its subsidiary intend to defend the litigation vigorously. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect the case to have a material adverse effect on our business, financial condition or results of operations.

In Lynch v. Ride Plus et al., a putative class action lawsuit pending in the Superior Court for the County of San Diego, California, a former Ride Plus driver has sought to represent all Ride Plus drivers in California on claims that they were misclassified as independent contractors and that, among other things, they were not paid minimum wages, overtime wages, meal period premiums and rest period premiums. The Company has not yet been served with the complaint but intends to vigorously defending the claims. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiff will succeed in getting the court to certify a class, ether she and the class will prevail in their claims, or what they might recover.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the three months ended September 30, 2019:

Period	Total Number of Shares (or Units) of Common Stock Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s) (2)
Month 1:
July 1, 2019
to
July 31, 2019		$—	—	$—

Month 2:
August 1, 2019
to
August 31, 2019	69,113	$57.06	69,113	$96,043

Month 3:
September 1, 2019
to
September 30, 2019	36,308	$55.96	36,308	$94,012

Total	105,421		105,421
______________
(1)Includes shares repurchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.
(2)On October 26, 2016, our Board authorized a repurchase program, under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock during the twelve-month period following October 26, 2016. On November 2, 2017, our Board approved the extension of the Company’s prior stock repurchase program, authorizing the Company to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, our Board authorized an increase in the amount available for stock repurchases under the Company’s existing stock repurchase program by $77.8 million, and extended the existing stock repurchase program through June 30, 2019.
A total of 1.8 million shares have been repurchased since the Board originally approved the repurchase program on October 26, 2016. The share repurchases were made through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. As of June 30, 2019, this repurchase program expired.
On August 6, 2019, the Board authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2019, unless terminated earlier. Since August 6, 2019, an additional 105,421 shares were repurchased.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Form of Restricted Stock Agreements.
10.2+	Form of Stock Option Agreements.
10.3+	Employment Agreement, dated August 8, 2019, by and among The Providence Service Corporation, Logisticare Solutions, LLC and Kathryn Stalmack
31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management contract of compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 7, 2019	By:	/s/ R. Carter Pate
R. Carter Pate Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)