Form 10-K
period 2019-12-31
PROVIDENCE SERVICE CORP
filed 2020-02-27
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates based on the closing price for such common equity as reported on The NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was $668.8 million.

As of February 24, 2020, there were 13,025,727 outstanding shares (excluding treasury shares of 4,942,502) of the registrant’s Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Items 10 through 14 in Part III of this Annual Report on Form 10-K: the registrant's definitive proxy statement on Schedule 14A relating to the registrant's 2020 Annual Meeting of Stockholders; provided that if such proxy statement is not filed on or before April 30, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

Item 1.  Business.

Overview

The Providence Service Corporation is a Delaware corporation formed in 1996 that is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”) primarily through its brands LogistiCare and Circulation. In addition, our NET Services segment includes the Company’s activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of the Company’s captive insurance company. During 2018, the Company announced an Organizational Consolidation plan (“Organizational Consolidation”) to integrate substantially all activities and functions performed at the corporate holding company level into its wholly-owned subsidiary, LogistiCare Solutions LLC ("LogistiCare"). Effective January 1, 2019, the consolidation was substantially complete. LogistiCare retained its name and continues to be headquartered in Atlanta, GA, and the Company continues to be named The Providence Service Corporation and is listed on NASDAQ Global Select Market ("NASDAQ") under the ticker symbol “PRSC”. See Note 10, Restructuring and Related Reorganization Costs, and Note 24, Segments, in our accompanying consolidated financial statements for further information on the Organizational Consolidation.

Providence also owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians deliver in-home services while its fleet of mobile health clinics provide community-based care with advance diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, helps health plans manage risks, close care gaps and connect members to care.

Business Strategies

The Company’s mission is to provide effective and quality NET services and logistics and to create shareholder value by pursuing and implementing six key strategies.

Centers of Excellence Operations and Local Focus

Our operational structure includes six Centers of Excellence (“COEs”): Transportation Network, Call Center Operations, Client Services, Technology, Growth and Process Improvement. The COEs are designed to enhance the visibility, flexibility and control we have over our operations. The Transportation Network COE is focused on increases to capacity and improvements to quality designed to reduce cost and enhance the member experience. Within our Call Center Operations, activities such as contact center workflow standardization, cross training and intensive operations management are aimed at improving employee productivity. Client Services focuses on local operations as well as holistic approaches to our customers and client retention. Our Technology COE is focused on the support of operations and development of proprietary technology to elevate the member experience and differentiate our product. Growth focuses on sales, marketing and business development. Our Process Improvement COE supports all of our other COEs in the pursuit of effective and efficient operations.

In addition to the COE oversight structure, we re-aligned the execution of certain controls and procedures at the local level to better manage costs and our transportation network. We believe this structure positions the Company for effective scalability of our business model while also ensuring that the nuances of local activity are taken into account in controlling costs which when combined, provide us with a competitive advantage.

Technology Transformation

On September 21, 2018, we acquired Circulation which extended our business model and presented new market opportunities with the addition of a technology platform. The platform is currently used by certain customers; however, we are working to expand its use by developing the technology into a platform we call “Circulation Select”. We believe Circulation Select will leverage rider benefits on the front end with all of the payor benefits including reporting on the back end. We expect Circulation Select will reduce inbound calls from members looking for assistance on the location of the transportation provider, improve on-time percentages and enhance member satisfaction. We expect to pilot Circulation Select within our customer base in late 2020. Specifically, we believe Circulation Select will provide revenue growth and the below benefits:

•member communications through texting, email and automated calls including the ability for the member to see the location of the transportation provider in real time on a mobile device,
•proactive management for rejected, canceled and late rides, and
•driver application enhancements for transportation providers.

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

Organic Growth

Across the healthcare market, we see an increasing understanding of the benefit of removing transportation as a barrier to care and a way to improve other determinants of health, such as access to food, shelter, socialization, and pharmacy. We believe that our scale, deep experience, operational strategy, and technology uniquely position us to address customer needs related to transportation of vulnerable populations. We approach sales, marketing and business development in a manner that is focused on driving market share in our core Medicaid market including states and MCOs, Medicare Advantage (“MA”) plans, health systems and providers. Simultaneously, we target business development efforts with partners to enter new transportation markets, including the movement of home health providers, pharmacy delivery and beneficiaries of workers compensation. We expect there will be network effects as we serve more and more healthcare constituencies within a geography.

Inorganic Growth

We closely follow our core NET market and expansion markets mentioned above for tuck-in acquisition opportunities. We believe our experience, relationships in the industry, scale and executive team strongly position us to be a consolidator in healthcare transportation. Our acquisition strategy may include an evaluation of new entrants, which may not be able to otherwise compete without the benefits of scale and experience, and closely-held businesses that may seek a new capital structure or sale to achieve liquidity for founders. With our balance sheet, strong team and track record, we believe we are a natural consolidator.

Smart Capital Allocation

The NET Services segment has historically generated positive cash flows and our strong balance sheet provides us with optionality with respect to capital allocation and how we can best drive shareholder value. Our focus for 2020 is to drive operational efficiency, invest in our operations as well as Circulation Select technology to enhance client and member experience. We will also continue to assess the opportunities for capital deployment in order to create value for shareholders, which may include dividends, share repurchases and/or acquisitions.

NET Services

Services offered. NET Services provides non-emergency transportation solutions to clients, including health systems, in 50 states and the District of Columbia. As of December 31, 2019, approximately 24.2 million eligible members received our transportation services, and during 2019, NET Services managed approximately 63.2 million gross trips. NET Services accounts for substantially all of our consolidated revenue.

NET Services primarily contracts with state Medicaid programs and MCOs, including MA plans, (collectively “NET customers”) for the coordination of their members’ (“NET end-users”) non-emergency transportation needs. NET end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinders their ability to access necessary healthcare and social services. We believe our transportation services enable access to care that not only improves the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. In addition, studies have shown that missed medical appointments lessens patient compliance with clinical guidelines and lead to complications and expensive medical services. Moreover, preventive care has proven to lower the cost of overall care by avoiding potentially more serious, costly emergent services later. We provide access to non-emergency medical transportation on a more cost effective basis than self-administered state Medicaid or MCO transportation programs while improving the lives of the populations we serve.

The delivery of our NET Services program is dependent upon a highly-integrated technology platform and business process as well as the management of a multifaceted network of subcontracted transportation providers. Our technology platform is purpose-built for the unique needs of our industry and is highly scalable, capable of supporting substantial growth in our clients’ current and future membership base. In addition, our technology platform efficiently provides a broad interconnectivity among NET end-users, NET customers, and our network of transportation providers. We believe this technological capability and our industry experience uniquely position us as a focal point in the evolving healthcare industry to introduce valuable population insights. In 2016 and 2017, we introduced service offerings and new technological features for NET end-users to improve service levels, lower costs and build the foundation for additional data analytics capabilities. In 2018, we acquired Circulation to provide additional technological improvements through their digital transportation platform. Circulation’s technology allows for real time notifications to members on their mobile devices, integration with a wide variety of Advanced Traffic Management Systems ("ATMS") and Transportation Network Companies ("TNCs"), real time ride tracking, network management and analytics.

To fulfill the transportation needs of NET end-users, we apply our proprietary technology platform to an extensive network of approximately 6,600 transportation resources. This includes our in-network roster of fully contracted transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes partnerships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality, and compliance, our in-network transportation providers undergo an in-depth credentialing and education process.

Our transportation management services also include fraud, waste, and abuse prevention and utilization review programs designed to monitor that our transportation services are provided in compliance with Medicaid and Medicare program rules and regulations as well as to remediate issues that are identified. Compliance controls include ongoing monitoring, auditing and remediation efforts, such as validating NET end-user eligibility for the requested date of service and employing a series of gatekeeping questions to verify that the treatment type is covered and the appropriate mode of transportation is assigned. We also conduct post-trip confirmations of attendance directly with the healthcare providers for certain repetitive trips and we employ field monitors to inspect transportation provider vehicles and to observe transports in real time. Our claims validation process generally limits payment to trips that are properly documented, have been authorized in advance, and are billed at the pre-trip estimated amount. Our claims process is increasingly digital, which provides more protection to member protected health information and reduces the impact on the environment. Transportation providers are able to submit their bills and supporting documentation through a secured web portal directly to us.

Revenue and customers. In 2019, contracts with state Medicaid agencies and MCOs represented 48.7% and 51.3%, respectively, of NET Services’ revenue. NET Services derived 12.7%, 12.6%, and 13.8% of its revenue from a single state Medicaid agency for the years ended December 31, 2019, 2018 and 2017, respectively. The next four largest NET Services customers in the aggregate comprised 19.7%, 21.4% and 22.3% of NET Services’ revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options thereafter. Contracts with MCOs continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2019, 20.8% of NET Services revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. In 2019, NET Services renewed contracts representing 12.4% of its revenue in such year.

We generated 84.6% of our revenue in 2019 under capitated contracts where we assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of members in the customer’s program or a flat fee for the contract period. Revenue is recognized based on the population served during the period. Under certain capitated contracts, known as reconciliation contracts, partial payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled to actual utilization and costs and may result in refunds to the customer, or additional payments due from the customer. The remaining 15.4% of our revenue was generated under other types of fee arrangements, including administrative services only, fee for service and cost plus (collectively “FFS”), under which fees are generated based upon billing rates for specific services or defined membership populations.

Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

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

Matrix Investment

The Company owns a non-controlling equity interest in Matrix. The Company and an affiliate of Frazier Healthcare Partners (the “Frazier Subscriber”), which holds the controlling equity interest in Matrix, are party to the Second Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) of Mercury Parent, LLC, the company through which the parties hold their equity interests in Matrix. The Operating Agreement sets forth certain terms and conditions regarding the ownership by the Company and Frazier Subscriber of interests in Mercury Parent and their indirect ownership of common stock of Matrix, and provides for, among other things, certain liquidity and governance rights and other obligations and rights, in each case, on the terms and conditions contained therein. At December 31, 2019, the Company owned a 43.6% non-controlling interest in Matrix. We account for our interest in Matrix under the equity method whereby the Company’s proportionate share of Matrix’s net assets is recorded as equity investment in our consolidated balance sheets and our proportionate share of its financial results are recorded as equity net gain (loss) on investee within our consolidated statements of operations.

Services offered. Matrix offers in-home care optimization services for members, including comprehensive health assessments ("CHAs"), through a national network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities. As of December 31, 2019, Matrix utilized a national network of approximately 3,000 clinical providers, including 2,300 nurse practitioners (“NPs”), located across 48 states, to provide its services primarily to members of MA health plans.

Matrix primarily generates revenue through the performance of CHAs, which seek to confirm a health plan member's information related to health status, social, environmental and medical risks to assist MA plans in improving the accuracy of such information. Matrix also operates a care management offering which provides additional data analytics and chronic care management services.

Matrix’s services are dependent upon its technology platform which integrates the clinical provider network, operations infrastructure, call centers and clients. Matrix’s platform is designed for the unique needs of its industry, is highly scalable and can support substantial growth. We believe Matrix’s network and platform position Matrix as a focal point in the evolving healthcare industry in the introduction of both additional population insights and care management services. With data provided by its health plan clients, Matrix utilizes analytics to determine which members it can most effectively lower costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained call center colleagues.

Revenue, customers and clients. As of December 31, 2019, Matrix’s customers included 65 health plans, including for-profit multi-state health plans and non-profit health plans that operate in only one state or several counties within one state. For the year ended December 31, 2019, Matrix’s top five customers accounted for 69% of its revenue, with its largest customer comprising 29% of its revenue and its second largest customer comprising 28% of its revenue. Matrix enters into annual or multi-annual contracts under which it is paid on a per assessment basis. However, volumes are not guaranteed under contracts and customers may choose to utilize other third-party providers or in-source capabilities.

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

Employees

As of December 31, 2019, we had approximately 3,800 employees. None of our employees are members of a collective bargaining agreement. We believe we have good relationships with our employees.

Regulatory Environment

Overview

Our business is subject to numerous U.S. federal, state and local laws, regulations and agency guidance. These laws significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements, state and federal requirements for participation in Medicare and Medicaid, requirements for contracting with MA plans, and contractual requirements imposed upon us by the federal, state and local agencies and third-party commercial customers to which we provide services. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide and be authorized to provide services on an ongoing basis.

The Medicare and Medicaid programs are governed by significant and complex laws.  Both Medicare and Medicaid are financed, at least in part, with federal funds. Therefore, any direct or indirect recipients of those funds are subject to federal fraud, waste and abuse laws.  In addition, there are federal privacy and security laws that govern the healthcare industry. State laws primarily pertain to the licensure of certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment, but may also include state laws pertaining to fraud, waste and abuse, privacy and security laws, and the state’s regulation of its Medicaid program. Federal and state regulatory laws that may affect our business, include, but are not limited to the following:

•false and other improper claims or false statements laws pertaining to reimbursement;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its privacy, security, breach notification and enforcement and code set regulations and guidance, along with evolving state laws protecting patient privacy and requiring notifications of unauthorized access to, or use of, patient medical information;
•civil monetary penalties law;
•anti-kickback laws;
•the Stark Law and other self-referral, financial inducement, fee splitting, and patient brokering laws;
•The Centers for Medicare & Medicaid Services (“CMS”) regulations pertaining to Medicare as well as CMS releases applicable to the operation of MA plans, such as reimbursement rates, risk adjustment and data collection methodologies, adjustments to quality management measurements and other relevant factors; and
•state licensure laws.

A violation of certain of these laws could result in civil and criminal damages and penalties, the refund of monies paid by government or private payors, our exclusion from participation in federal healthcare payor programs, or the loss of our segments’ license to conduct business within a particular state’s boundaries.

Federal Law

Federal healthcare laws apply in any case in which we provide an item or service that is reimbursable or provide information to our customers that results in reimbursement by a federal healthcare payor program to us. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims or other data with federal healthcare payor programs and those that prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payor programs.

False and Other Improper Claims

Under the federal False Claims Act (31 U.S.C. §§ 3729-3733) and similar state laws, the government may impose civil liability on us if we knowingly submit a false claim to the government or cause another to submit a false claim to the government, or knowingly make a false record or statement intended to get a false claim paid by the government. The False Claims Act defines a claim as a demand for money or property made directly to the government or to a contractor, grantee, or other recipient if the money is to be spent on the government’s behalf or if the government will reimburse the contractor or grantee. Liability can be incurred for submitting (or causing another to submit) false claims with actual knowledge or for submitting false claims with reckless disregard or deliberate ignorance. Liability can also be incurred for knowingly making or using a false record or statement to receive payment from the federal government or for knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government. Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

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

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years, and have resulted in substantial penalties and fines and exclusions of persons and entities from participating in government healthcare programs. For more information on the risks related to a failure to comply with applicable government coding and billing rules, see “Risk Factors—Regulatory Risks—We could be subject to actions for false claims or recoupment of funds pursuant to certain audits if they do not comply with government coding and billing rules, which could have a material adverse impact on our operating results.”

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state Attorneys General and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office for Civil Rights of the DHHS and states are increasing their investigations and enforcement of HIPAA compliance. We have taken steps to ensure compliance with HIPAA and are monitoring compliance on an ongoing basis.

Additionally, the HITECH Final Rule imposes various requirements on covered entities and business associates, and expands the definition of “business associates” to cover contractors of business associates. Even when we are not operating as covered entities, they may be deemed to be “business associates” for HIPAA rule purposes of such covered entities. We monitor compliance obligations under HIPAA as modified by HITECH, and implement operational and systems changes, associate training and education, conduct risk assessments and allocate resources as needed. Any noncompliance with HIPAA requirements could expose us to criminal and increased civil penalties provided under HITECH and require significant costs in order to comply with its requirements or to remediate potential issues that may arise.

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

Many states, including some where we do business, have adopted anti-kickback laws that are similar to the federal Anti-Kickback Statute. Some of these state laws are very closely patterned on the federal Anti-Kickback Statute; others, however, are broader and reach reimbursement by private payors. If our activities were deemed to be inconsistent with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities, any of which could harm us.

If our arrangements are found to violate the Anti-Kickback Statute or applicable state laws, we, along with our clients, would be subject to civil and criminal penalties, and these arrangements would not be legally enforceable, which could materially and adversely affect our business. For more information on the risks related to failure to comply with applicable anti-bribery and anti-corruption regulations, see “Risk Factors—Regulatory Risks—Our business could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with governments.”

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

Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where such segments operate have laws similar to the Stark Law prohibiting physician self-referrals. While we believe that we are operating in compliance with the Stark Law, there can be no guarantee that violations will not occur.

Healthcare Reform

On March 23, 2010, the President of the United States signed into law comprehensive health reform through the Patient Protection and Affordable Care Act (Pub. L. 11-148) (“PPACA”). On March 30, 2010, the President of the United States signed a reconciliation budget bill that included amendments to the PPACA (Pub. L. 11-152). These laws in combination form the “ACA” referred to herein. The changes to various aspects of the healthcare system in the ACA were far-reaching and included, among many others, substantial adjustments to Medicare reimbursement, establishment of individual mandates for healthcare coverage, extension of coverage to certain populations, expansion of Medicaid, restrictions on physician-owned hospitals, and increased efficiency and oversight provisions.

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

On January 20, 2017, the President of the United States issued an executive order that directed federal agencies to take steps to ensure the government’s implementation of the ACA minimizes the burden on impacted parties (such as individuals and states). The underlying intent of the executive order was to take the first steps to repeal and replace the ACA. The executive order specifically instructed agencies to “waive, defer, grant exemptions from, or delay implementation of provisions” that place a “fiscal burden on any State” or that impose a “cost, fee, tax, penalty, or regulatory burden” on stakeholders including patients, providers, and insurers. The order stated that any changes should be made only to the extent “permitted by law” and should comply with the law governing administrative rule-making. The executive order did not, however, provide specifics on next steps or provisions that would be reexamined nor was it clear how the executive branch would be reconciled with Republican congressional efforts to repeal and replace the ACA or what portions of the ACA may continue in any replacement legislation. There are multiple pending legislative proposals to amend the ACA which, among other effects, could repeal all or parts of the ACA without replacing its extension of coverage to expansion populations. In addition, there are pending legislative proposals to materially restructure Medicaid and other government health care programs and there is litigation challenging, amongst other claims, the constitutionality of the ACA. Most recently, on December 14, 2018, a federal district court judge in Texas issued a widely anticipated opinion that struck down the entire ACA as unconstitutional. The judge ruled in favor of the plaintiffs by determining that the ACA’s individual mandate is no longer a tax and is therefore an unconstitutional exercise of congressional authority. The judge also found that the individual mandate could not be severed from the rest of the ACA, rendering the entire ACA unconstitutional. Sixteen states and the District of Columbia intervened as defendants in Texas v. United States to proffer a defense of the constitutionality of the ACA.  The DOJ declined to defend the ACA on constitutional grounds. The intervenor defendant states appealed the District Court’s decision to the Fifth Circuit Court of Appeals. On December 18, 2019, the Fifth Circuit Court of Appeals released a decision affirming the lower court’s ruling that ACA’s individual mandate was unconstitutional, but the Fifth Circuit Court of Appeals did not hold the individual mandate as severable or inseverable. Instead, it remanded the case back to the same lower court judge. We are not able to predict the outcome of this matter nor are we able to predict the impact of a full or partial invalidation of the ACA.

In 2017, legislation was proposed in the U.S. Congress, but did not advance out of committee and was not passed, which would reduce or eliminate certain non-emergency medical transportation services provided by NET Services as a required Medicaid benefit. A similar proposal was made in 2018 by the President of the United States in a federal budget proposal. If additional privatization initiatives are proposed or enacted, or if previously enacted privatization initiatives are challenged, repealed or invalidated, there could be a material adverse impact on our operating results.

Surveys and Audits

Our business is subject to periodic surveys by government authorities or their contractors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

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

Billing/claims Reviews and Audits

Agencies and other third-party commercial payors periodically conduct pre-payment or post-payment medical reviews or other audits of our claims or other audits in conjunction with obligations to comply with the requirements of Medicare or Medicaid. In order to conduct these reviews, payors request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Any determination that such segments have not complied with applicable rules and regulations could result in adjustment of payments or the incurrence of fines and penalties, or in situations of significant compliance failures review or non-renewal of related contracts.

Corporate Practice of Medicine and Fee Splitting - Matrix

Some states in which Matrix operates prohibit general business entities from “practicing medicine,” the definition of which varies from state to state and can include employing physicians, as well as engaging in fee-splitting arrangements with these healthcare providers. Among other things, Matrix currently contracts with and employs NPs to perform CHAs. We believe that Matrix has structured operations appropriately; however, Matrix could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of its business violates these laws, it may seek to have Matrix discontinue or restructure those portions of operations or subject Matrix to increased costs, penalties, fines, certain license requirements or other measures. Any determination that Matrix has acted improperly in this regard may result in liability to them. In addition, agreements between Matrix and the professional may be considered void and unenforceable.

Professional Licensure and Other Requirements - Matrix

Many of Matrix's employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. For example, mid-level practitioners (e.g., NPs) are subject to state laws requiring physician supervision and state laws governing mid-level scope of practice. As physicians’ use of mid-level practitioners increases, state governing boards are implementing more robust regulations governing mid-levels and their scope of practice under physician supervision. The ability of Matrix to provide mid-level practitioner services may be restricted by the enactment of new state laws governing mid-level scope of practice and by state agency interpretations and enforcement of such existing laws. In addition, services rendered by mid-level practitioners may not be reimbursed by payors at the same rates as payors may reimburse physicians for the same services. Lastly, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. The ability of Matrix to provide services depends upon the ability of personnel to meet individual licensure and other requirements and maintain such licensure in good standing.

Additional Information

The Company’s website at www.prscholdings.com provides access to its periodic reports, certain corporate governance documents, press releases, interim shareholder reports and links to its subsidiaries’ websites. The Company makes available to the public on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Copies are also available, without charge, upon request to The Providence Service Corporation, 1275 Peachtree Street, Sixth Floor, Atlanta, GA 30309, (404) 888-5800, Attention: Corporate Secretary. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Risks Related to Our Business

There can be no assurance that our contracts will survive until the end of their stated terms, or that upon their expiration will be renewed or extended on satisfactory terms, if at all. Disruptions to, the early expiration of, or the failure to renew our contracts could have a material adverse impact on our financial condition and results of operations.

Our NET Services contracts are subject to frequent renewal. For example, many of our state Medicaid contracts, which represented 48.7% of our revenue for the year ended December 31, 2019, have terms ranging from three to five years and are typically subject to a competitive bidding process near the end of the term. We also contract with MCOs, which represented 51.3% of our revenue for the year ended December 31, 2019. MCO contracts typically continue until terminated by either party upon reasonable notice in accordance with the terms of the contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts. As of December 31, 2019, 20.8% of our revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. Renewed contracts represented 12.4% of our revenue for the year ended December 31, 2019.

In addition, with respect to many of our state contracts, the payor may terminate the contract without cause, or for convenience, at will and without penalty to the payor, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated.

We cannot anticipate if, when or to what extent a payor might terminate its contract with us prior to its expiration, or fail to renew or extend a contract with us. If we are unable to retain or renew our contracts, or replace lost contracts, on satisfactory terms our financial condition and results of operations could be materially adversely affected. While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the impact of contracts that are not renewed or are canceled on our financial condition and results of operations.

We obtain a significant portion of our business through responses to government requests for proposals and we may not be awarded contracts through this process in the future, or contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from state government entities, which generally entails responding to a government request for proposal (“RFP”). To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and submit the most attractive proposal with respect to both technical and price specifications. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to an RFP will greatly affect our business. If we misinterpret bid requirements as to performance criteria or do not accurately estimate performance costs in a binding bid for an RFP, we will seek to correct such mistakes in the final contract. However, there can be no assurance that we will be able to modify the proposed contract and we may be required to perform under a contract that is not profitable.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds.

Our failure to comply with our contractual obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to maintain current contracts or obtain new contracts. The termination of a contract for cause could, for instance, subject us to liabilities for excess costs incurred by a payor in obtaining similar services from another source. In addition, our contracts require us to indemnify payors for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties if we breach these contracts, which amounts could be material. For example, we have a minimum volume commitment under one of our transportation-related contracts. To the extent our actual use is less than the minimum commitment for a specified period, we may be subject to significant expense, without the benefit of corresponding revenue. As of December 31, 2019, the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement is $6.0 million. Our failure to meet contractual obligations could also result in substantial actual and consequential financial damages.

Any acquisition or integration that we undertake could disrupt our business, not generate anticipated results, dilute stockholder value or have a material adverse impact on our operating results.

Our growth strategy involves the evaluation of potential entry into complementary markets and service lines through acquisition, particularly with opportunities that may leverage the advantages inherent in our large-scale technology-enabled operations and networks. We have made acquisitions and anticipate that we will continue to consider and pursue strategic acquisition opportunities the success of which depends in part on our ability to integrate an acquired company into our business operations. For example, we completed the acquisition of Circulation in September 2018 and as a result, we terminated the development of our legacy LCAD NextGen technology (“NextGen”), resulting in an impairment charge of $14.2 million in 2018. Integration of any acquired company will place significant demands on our management, systems, internal controls and financial and physical resources. This could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

There can be no assurance that the companies we acquire will generate income or incur expenses at the historical or projected levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

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

From time to time we may launch strategic initiatives designed to enhance shareholder value. Such strategic initiatives may require considerable time and resources; however, there can be no assurance as to the outcome of these strategic initiatives, including the current initiative to expand our Circulation technology platform.
Our investments in any joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partner's financial condition, any disputes that may arise between us and our joint venture partner and our exposure to potential losses from the actions of our joint venture partner.

We currently hold a non-controlling interest in Matrix, which constitutes 21.9% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact such business’ economic performance. Our future growth may depend, in part, on future similar arrangements, any of which could be material to our financial condition and results of operations. These arrangements involve risks not present with respect to our wholly-owned subsidiaries, which may negatively impact our financial condition and results of operations or make the arrangements less successful than anticipated, including the following:

•we may be unable to take actions that we believe are appropriate but are opposed by our joint venture partner under arrangements that require us to cede or share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the business or the making of additional capital contributions for the benefit of the business;
•our joint venture partner may take actions that we oppose;
•we may be unable to sell or transfer our interest in a joint venture to a third party if we fail to obtain the prior consent of our joint venture partner;
•our joint venture partner may become bankrupt or fail to fund their share of required capital contributions, which could adversely impact the joint venture or increase our financial commitment to the joint venture;
•our joint venture partner may have business interests or goals with respect to a business that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the business;
•disagreements with our joint venture partner could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the business, including the delay of important decisions until the dispute is resolved; and
•we may suffer losses as a result of actions taken by our joint venture partner with respect to our joint venture investment.

We derive a significant amount of our revenues from a few payors, which puts our financial condition and results of operations at risk. Any changes in the funding, financial viability or our relationships with these payors could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of our revenue from a few payors under a small number of contracts. For example, for the years ended December 31, 2019, 2018 and 2017, we generated 47.6%, 51.4%, and 52.4%, respectively, of our consolidated revenue from ten payors. Additionally, the top five payors represented, in the aggregate, 32.4%, 34.0%, and 36.1%, respectively, of revenue for the years ended December 31, 2019, 2018 and 2017. Furthermore, a single payor related to Matrix represented 29.2%, 31.5%, and 30.9% of Matrix revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

If we fail to estimate accurately the cost of performing certain contracts, we may experience reduced or negative margins.

During 2019, 2018 and 2017, 84.6%, 79.2%, and 77.9% of our revenue, respectively, was generated under capitated contracts with the remainder generated through FFS and flat fee contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. Our risk relating to these contracts is that our client population is not large enough to cover our fixed costs, such as rent and overhead. Our FFS contracts are not reimbursed on a cost basis and therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If we are unable to adjust our costs accordingly, our profitability may be negatively affected. In addition, certain contracts with state Medicaid agencies are renewable or extended at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

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

The services we provide are subject to lawsuits and claims. A substantial award payable by us could have a material adverse impact on our operations and cash flows, and could adversely affect our ability to continue to purchase appropriate liability insurance. We can be subject to claims for negligence or intentional misconduct, in addition to professional liability type claims, by an employee or a third party we engage to assist with the provision of services, including but not limited to claims arising out of accidents involving vehicle collisions, CHAs performed by Matrix, and various claims that could result from employees or contracted third parties driving to or from interactions with clients or while providing direct client services. We can be subject to employee-related claims such as wrongful discharge, discrimination or a violation of equal employment laws and permitting issues. While we attempt to insure against these types of claims, damages exceeding our insurance limits or outside our insurance coverage, such as a claim for fraud, certain wage and hour violations or punitive damages, could adversely affect our cash flow and financial condition.

Our business may be adversely impacted if the drivers we engage as independent contractors were instead classified as employees.

We believe that the drivers we engage to provide rider benefits are properly classified as independent contractors and that these drivers are not our employees. Changes to federal, state or local laws governing the definition or classification of independent contractors, or judicial or administrative challenges to our classification of these drivers as independent contractors, could affect the status of these drivers as independent contractors. A change in the classification of these drivers from independent contractors to employees could adversely affect our business and financial condition.

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

Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management, our ability to execute short and long-term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We may have difficulty successfully completing divestitures or exiting businesses

As demonstrated most recently with the WD Services sale in 2018 and various other transactions involving WD Services, as well as the sale of a controlling interest in Matrix in 2016, we may dispose of all or a portion of our investments or exit businesses based on a variety of factors, including availability of alternative opportunities to deploy capital or otherwise maximize shareholder value as well as other strategic considerations. A divestiture or business termination could result in difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees and customers. A divestiture or business termination may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory approvals, which, if not satisfied or obtained, may prevent us from completing the disposition or business termination, whether or not the disposition or business termination has been publicly announced. A divestiture or business termination may also involve continued financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, including continuing obligations to employees, in which the performance of the divested assets or businesses could impact our financial position and results of operations. Further, such divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. Any sale of our assets could result in a loss on divestiture. Any of the foregoing could adversely affect our financial condition and results of operations.

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

In conjunction with our ongoing efforts to improve cost-efficiency and the customer experience, in September 2018, we completed our acquisition of Circulation. We incurred costs associated with such acquisition and will also incur costs as we continue to implement the Circulation Select technology across LogistiCare’s existing operations, but there is no guarantee that this will ultimately serve our business purposes or result in lower costs or improved customer experience.
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

Our information technology systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and systems to support growth and business processes. We provide services to individuals, including services that require us to collect, process and maintain sensitive and personal client information, including information relating to their health, identification numbers and other personal data. As a result, we are subject to complex and evolving U.S. privacy laws and regulations, including those pertaining to the handling of personal data, such as the California Consumer Privacy Act of 2018 ("CCPA"). Government authorities around the world are considering, or are in the process of implementing, new data protection regulations. Many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our businesses. For example, the CCPA recently went into effect on January 1, 2020, and affords California residents and households expanded privacy protections. The recently enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the CCPA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business, consolidated results of operations, financial condition and cash flows.

We also rely on our information technology systems (some of which are outsourced to third parties) to manage the data, communications and business processes for all other functions, including our marketing, sales, logistics, customer service, accounting and administrative functions. Further, our systems include interfaces to third-party stakeholders, often connected via the Internet. In addition, certain of our services or information related to our services are carried out or hosted within our customers’ IT systems, and any failure or weaknesses in their IT systems may negatively impact our ability to deliver the services, for which we may not receive relief from contractual performance obligations or compensation for services provided. As a result of the data we maintain and third-party access, we are subject to increasing cybersecurity risks. The nature of our business, where services are often performed outside of locations where network security can be assured, adds additional risk.

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

We retain confidential information in our computer systems, including personal information about our end users, such as names, addresses, phone numbers, email addresses, identification numbers and payment account information. Malicious cyber- attacks to gain access to personal information affect many companies across various industries, including ours. Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. An increasing number of states require that customers be notified if a security breach results in the inappropriate disclosure of personally identifiable customer information. Any compromise of the security of our systems that results in the disclosure of personally identifiable customer or employee information or inadvertent disclosure of any clients’ personal information could damage our reputation, deter people from using our services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. In addition, data breaches impacting other companies, such as our vendors, may allow cybercriminals to obtain personally identifiable information about our customers. Cybercriminals may then use this information to, among other things, attempt to gain unauthorized access to our customers’ accounts, which could have a material adverse effect on our reputation, business and results of operations or financial condition.

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

Our operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business. Due to higher demand in the summer months and lower demand in the winter months, we normally experience lower operating margins in the summer and higher operating margins in the winter.

Our reported financial results could suffer if there is an impairment of long-lived assets.

We are required under generally accepted accounting principles in the United States of America (“GAAP”) to review the carrying value of long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or significant declines in the observable market value of an asset. Where the presence or occurrence of those events indicates that an asset may be impaired, we assess its recoverability by determining whether the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If such testing indicates the carrying value of the asset is not recoverable, we estimate the fair value of the asset using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets is less than carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value. The use of different estimates or assumptions in determining the fair value of our intangible assets may result in different values for those assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge. For example, we recorded an asset impairment charge of $14.2 million in 2018 related to NextGen.

In addition, goodwill may be impaired if the estimated fair value of our reporting unit is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. For example, goodwill generated in relation to the acquisition of Circulation in 2018 was $40.0 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of our reporting unit below the reporting unit’s carrying value. Such circumstances could include but are not limited to: (1) loss of significant contracts, (2) a significant adverse change in legal factors or in the climate of our business, (3) unanticipated competition, (4) an adverse action or assessment by a regulator or (5) a significant decline in our stock price.

As of December 31, 2019, the carrying value of goodwill, intangibles and property and equipment, net was $135.2 million, $19.9 million and $23.2 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, or property and equipment which could have a material adverse impact on our results of operations and financial position.

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

Regulatory Risks

We conduct business in a heavily regulated healthcare industry. Compliance with existing laws is costly, and changes in laws or violations of laws may result in increased costs or sanctions that could reduce our revenue and profitability.

The U.S. healthcare industry is subject to extensive federal and state laws relating to, among other things:

•professional licensure;
•conduct of operations;
•addition of facilities, equipment and services, including certificates of need;
•coding and billing related to our services; and

•payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. The Patient Protection and Affordable Care Act, as well as the attempts to invalidate all or portions of those laws in ongoing legislation, has also introduced some degree of regulatory uncertainty as the industry does not know how the changes it introduced or changes to it will affect many aspects of the industry.

Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items and services reimbursable under Medicare, Medicaid and other governmental healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program (referred to as “the Anti-Kickback Statute and Civil Monetary Penalty Rules Regarding Beneficiary Inducements”). Federal and state laws also prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid (referred to as “the False Claims Act”). We have implemented compliance policies to help assure our compliance with these regulations as they become effective; however, different interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business.

Changes in budgetary priorities of the government entities that fund the services we provide could result in the loss of contracts or a decrease in amounts payable to us under our contracts.

Our revenue is largely derived from contracts that are directly or indirectly paid or funded by government agencies. All of these contracts are subject to legislative appropriations and state and/or national budget approval, as well as changes to potential eligibility for services. The availability of funding under our contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid provider reimbursement and federal matching funds methodologies may further reduce the availability of federal funds to states in which we provide services. CMS has repeatedly invited states to submit requests for waivers to CMS that would allow states to reduce or eliminate the NET benefit for some populations. In response, several states have asked for and received temporary waivers of NET requirements for the Medicaid expansion or non-disabled adult population. In addition, in late 2018, the Office of Management and Budget published in the Unified Agenda DHHS's intention to revise the current regulations under which states are required to provide NET services for all Medicaid beneficiaries. The stated goal of this proposed rule is to provide states with greater flexibility as part of the administration’s reform initiatives. It is possible that revised regulations could be issued in 2020 making it optional for the states to provide NET services to some or all Medicaid beneficiaries. Such changes, individually or in the aggregate, could have a material adverse effect on our operations although the extent of such impact is unknowable and will depend on the decisions of each state and, in some circumstances, each Medicaid managed care organization.

Currently, many of the U.S. states in which our segments operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue. In addition, because funding under our contracts is dependent in part upon federal funding, such funding changes could have a significant effect upon such segments’ businesses

Consequently, a significant decline in government expenditures or the number of program beneficiaries, a shift of expenditures or funding away from programs that call for the types of services that we provide, or change in government contracting or funding policies could cause payors to terminate their contracts with us or reduce their expenditures under those contracts, either of which could have a negative impact on our financial position and operating results.

We are subject to regulations relating to privacy and security of patient and service user information. Failure to comply with privacy and security regulations could result in a material adverse impact on our segments’ operating results.

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under HIPAA contain provisions that:

•protect individual privacy by limiting the uses and disclosures of patient information;
•require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and
•prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

We invest considerable time and resources in ensuring compliance with state and federal privacy laws and regulations. These investments could negatively impact our financial position and results of operations. Further, the HIPAA regulations and state privacy laws expose us to increased regulatory risk, as the penalties associated with a failure to comply or with information security breaches, even if unintentional, could have a material adverse effect on our financial position and results of operations.

We could be subject to actions for false claims or recoupment of funds pursuant to certain audits for non-compliance with government coding and billing rules, which could have a material adverse impact on our operating results.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our financial position and operating results. In billing for our services to third-party clients, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, including guidance and notices, and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes. We may be subject to audits conducted by our clients or their proxies, including the Unified Program Integrity Contractors, regional federal program integrity contractors for the Medicare and Medicaid programs, that may result in recoupment of funds. In addition, our clients may be subject to certain audits that may result in recoupment of funds from our clients that may, in turn, implicate us. We could be adversely affected in the event such an audit results in negative findings and recoupment from or penalties to our customers.

Our contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Government entities may take the position that if a transport cannot be matched to a medically necessary healthcare event, or is conducted inconsistently with contractual, regulatory or even policy requirements, payment for such transport may be recouped by such customer.

While we carefully and regularly review documentation, and coding and billing practices, the rules are frequently vague and confusing and they cannot ensure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our financial position and results of operations.

We could be subject to civil penalties and loss of business if we fail to comply with applicable bribery, corruption and other regulations governing business with public organizations.

We are subject to the federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-Kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $100,000 per violation, imprisonment of up to ten years, civil penalties under the Civil Monetary Penalties Law of up to $100,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $22,363 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicaid and Medicare programs. Any such penalties could have a significant negative effect on our operations. Furthermore, the exclusion could result in significant reductions in our revenues, which could materially and adversely affect our business, financial position and results of operations. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute with similar penalties. On October 9, 2019, DHHS published a proposed rule to amend the local transportation safe harbor to the Anti-Kickback Statute and Civil Monetary Penalty Rules Regarding Beneficiary Inducements, which, when finalized, may change our compliance requirements. Based on the contents of the proposed rule, our compliance risk will either be reduced or remain unchanged in comparison to current requirements

Changes to the regulatory landscape applicable to Matrix could have a material adverse effect on our results of operations and financial condition.

The CHA services industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the MA Program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs or the risk adjusted payment system applicable to Matrix’s MA plan customers. CMS could adopt new requirements or guidelines that may, for example, increase the costs associated with CHAs, limit the opportunities and settings available to administer CHAs, or otherwise change the risk adjusted payment system in a way that would adversely impact our business. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict Matrix’s ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on Matrix’s revenues and margins, which could have a material adverse impact on our consolidated results of operations and financial position.

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

Our business is subject to licensing regulations and other regulatory provisions, including provisions governing surveys and audits. Changes to, or violations of, these regulations could negatively impact us.

In many of the locations where we operate, we are required by local laws to obtain and maintain licenses. The applicable state and local licensing requirements govern the services we provide, the credentials of staff, record keeping, treatment planning, client monitoring and supervision of staff. The failure to maintain these licenses or the loss of a license could have a material adverse impact on us and could prevent us from providing services to clients in a given jurisdiction. Our contracts are subject to surveys or audit by our payors or clients. We are also subject to regulations that restrict our ability to contract directly with a government agency in certain situations. Such restrictions could affect our ability to contract with certain payors and clients, and could have a material adverse impact on our financial condition and results of operations.

Our contracts are subject to audit and modification by the payors with whom we contract, at their sole discretion.

Our businesses depend on our ability to successfully perform under various government funded contracts. Under the terms of these contracts, payors, government agencies or their proxy contractors can review our compliance or performance, as well as our records and general business practices at any time, and may, in their discretion:

•suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;
•terminate or modify our existing contracts;
•reduce the amount we are paid under our existing contracts; or
•audit and object to our contract related fees.

Any increase in the number or scope of audits could increase our expenses, and the audit process may disrupt the day-to-day operations of our business and distract management. If payors have significant audit findings, or if they make material modifications to our contracts, it could have a material adverse impact on our financial position and results of operations.

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

Our determination of our income tax liability is always subject to review by applicable tax authorities, and we have been audited by various jurisdictions in prior years. We are currently under examination by the Internal Revenue Service as a result of the large refund received from the loss on the WD Services sale. In addition, we are being examined by various states and by the Saudi Arabian tax authorities. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from the estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and the results of our operations.

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

The terms contained in the agreements that govern certain of our indebtedness, including our Amended and Restated Credit and Guaranty Agreement (as amended, supplemented, or modified, the “Credit Agreement”), and the agreements that govern any future indebtedness of ours, may include a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest. These agreements, among other things, limit our ability to:

•incur additional debt;
•provide guarantees in respect of obligations of other persons;
•issue redeemable stock and preferred stock;
•pay dividends or distributions or redeem or repurchase capital stock;
•make loans, investments and capital expenditures;
•enter into transactions with affiliates;
•create or incur liens;
•make distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries;
•make acquisitions; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.

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

Expiration of existing Credit Facility, loss of available financing or an inability to renew, or refinance our debt could have an adverse effect on our financial condition and results of operations.

At December 31, 2019, we had no balance outstanding and our available credit under the Credit Facility was $186.5 million. However, the Credit Facility matures on August 2, 2020 and there can be no assurance that we will be able to extend our current Credit Facility or enter into a new one on terms that are acceptable to us, or at all. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including extending or replacing our maturing Credit Facility, refinancing all or a portion of our existing or future debt, incurring additional debt to maintain sufficient cash flow to fund our ongoing operating needs and fund anticipated expenditures. There can be no assurance that any new financing or refinancing will be possible or obtained on terms acceptable to us, or at all. If we are unable to obtain needed financing, we may (i) be unable to satisfy our ongoing obligations, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

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

•make it more difficult for us to satisfy our obligations;
•make it more difficult to renew or enter into new contracts with existing and potential future clients;
•limit our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;
•require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;
•restrict our ability to dispose of assets and use the proceeds from any such dispositions;
•restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions, as well as in government regulation and to our business; and
•expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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

Our annual operating results and the market price for our Common Stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•changes in rates or coverage for services by payors;
•changes in Medicaid, Medicare or other U.S. federal or state rules, regulations or policies;
•market conditions or trends in our industry or the economy as a whole; including, without limitation, increases in the minimum wage in various jurisdictions in which we operate, and fluctuations in the size of the Medicare member population as well as overall health of its members;
•increased competition, including through insourcing of services by our clients and new entrants to the market;
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;
•changes in tax law; and
•changes in accounting principles.

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

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund all of our operations and expenses, to pay dividends or to meet any debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our Common Stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our Common Stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreement governing our Credit Agreement significantly restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Common Stock. We do, however, pay cash dividends on redeemable convertible preferred stock quarterly in arrears on January 1, April 1, July 1 and October 1 of each year.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. As of February 24, 2020, we had 13,025,727 outstanding shares of Common Stock which are freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our Common Stock held by or purchased by our affiliates are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

As of December 31, 2019, shares of our Preferred Stock were convertible into 2,002,979 shares of Common Stock. On September 9, 2019, we filed a registration statement under the Securities Act relating to (i) 3,145,102 shares of Common Stock, consisting of 1,224,557 shares of Common Stock and 1,920,545 shares of Common Stock issuable upon the conversion of shares of Preferred Stock and (ii) 765,916 shares of Preferred Stock, for the sale by Coliseum Capital Co-Invest, L.P., Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC - Series A (collectively, the “Coliseum Stockholders”) of such securities, which was declared effective on September 18, 2019.

In August 2016, we filed a registration statement under the Securities Act to register additional shares of Common Stock to be issued under our equity compensation plans and, as a result, all shares of Common Stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2019, there were stock options outstanding to purchase a total of 639,412 shares of our Common Stock and there were 90,189 shares of our Common Stock subject to restricted stock awards. In addition, 1,306,243 shares of our Common Stock are reserved for future issuances under the plan.

The terms of our Preferred Stock contain restrictive covenants that may impair our ability to conduct business and we may not be able to maintain compliance with the obligations under our outstanding Preferred Stock which could have a material adverse effect on our future results of operations, financial position, and our stock price.

On February 11, 2015 and March 12, 2015, we issued $65.5 million and $15.8 million, respectively, of Preferred Stock. The terms of the Preferred Stock require us to pay mandatory quarterly dividends, either in cash or through an increase in the stated principal value of such stock. Our ability to satisfy and manage our obligations under our outstanding Preferred Stock depends, in part, on our ability to generate cash flow and on overall financial market conditions. Additionally, the terms of our Preferred Stock contain operating and financial covenants that limit management’s discretion with respect to certain business matters. Among other things, these covenants, subject to certain limitations and exceptions, restrict our ability to incur additional debt, sell or otherwise dispose of our assets, make acquisitions, and merge or consolidate with other entities. As a result of these covenants and restrictions, we may be limited in how we conduct our business, which could have a material adverse effect on our future results of operations, financial position, and our stock price.

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

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations, financial position, and our stock price.

We are subject to the reporting and corporate governance requirements, under the listing standards of NASDAQ and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. Being a publicly listed company requires a significant commitment of additional resources and management oversight resulting in increased operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. Additionally, as a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors (“Board”) and its committees and institute more comprehensive compliance and investor relations functions.

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

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, contingent obligations, transportation expense, recoverability of long-lived assets and doubtful accounts. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges or reduce the value of assets that could adversely affect our financial position and results of operations, leading to a loss in investor confidence in our ability to manage our business and our stock price could decline.

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

We currently do not expect to declare and pay dividends on our Common Stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, invest in our technology, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your Common Stock for the foreseeable future and the success of an investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located in Atlanta, Georgia. As of February 20, 2020, we leased space in approximately 38 locations. The lease terms vary and we believe are generally at market rates. We believe that our properties are adequate for our current business needs, and believe that we can obtain adequate space, if needed, to meet our foreseeable business needs.

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

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators were employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company filed a motion to dismiss the Complaint on April 22, 2019. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect the case to have a material adverse effect on our business, financial condition or results of operations.

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action. On September 6, 2019, Ms. Patel amended her complaint to add Provado Mobile Health, a Company subsidiary, as a party to the suit. The Company and Provado Mobile Health have removed the case to the U.S. District Court, Eastern District of California. No amounts have been accrued for any potential losses under this matter, as management cannot reasonably predict the outcome of the litigation or any potential losses. The Company and its subsidiary intend to defend the litigation vigorously. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect the case to have a material adverse effect on our business, financial condition or results of operations.

In Lynch v. Ride Plus et al., a putative class action lawsuit pending in the Superior Court for the County of San Diego, California, a former Ride Plus driver (trade name for Provado Mobile Health) has sought to represent all Ride Plus drivers in California on claims identical to the Patel action noted above. Provado Mobile Health has only recently been served on this matter, and it plans to remove the case to federal court and combine it with the Patel action or move to stay the case while the Patel action is pending, as the two actions cover the same subject matter. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiff will succeed in getting the court to certify a class, whether she and the class will prevail in their claims, or what they might recover.

On April 1, 2019, a purported class action was filed against LogistiCare in Texas alleging that the Company’s policy with respect to timekeeping for hourly employees constituted violations of the federal Fair Labor Standards Act (“FLSA”), as well as wage and hour laws in South Carolina and Texas. Plaintiffs filed a motion for conditional certification on a nationwide basis, which LogistiCare contested. The court granted the conditional certification motion on January 22, 2020. The Company filed an appeal of the conditional certification order. The Company also plans to vigorously contest the allegations on the merits as the plaintiffs have mischaracterized the method by which employees clock in to work. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiffs will prevail on their claims, or what they might recover.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Prior to that time there was no public market for our Common Stock. As of February 24, 2020, there were 20 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, NASDAQ Health Services Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2014.

Dividends

We have not paid any cash dividends on our Common Stock and currently do not expect to pay dividends on our Common Stock. In addition, our ability to pay dividends on our Common Stock is limited by the terms of our Credit Agreement and our Preferred Stock Agreement.  The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt or equity instruments, and changes in federal tax policies, if any.

Issuer Purchases of Equity Securities
  On August 6, 2019, the Board authorized a stock repurchase program under which the Company could repurchase up to $100.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2019, at which time it expired. A total of 105,421 shares were repurchased under this program as shown below:

Period	Total Number of Shares (or Units) of Common Stock Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s) (1)
Month 1:
August 1, 2019
to
August 31, 2019	69,113	$57.06	69,113	$96,043

Month 2:
September 1, 2019
to
September 30, 2019	36,308	$55.96	36,308	$94,012

Month 3:
October 1, 2019
to
October 31, 2019	—	$—	—	$94,012

Month 4:
November 1, 2019
to
November 30, 2019	—	$—	—	$94,012

Month 5:
December 1, 2019
to
December 31, 2019	—	$—	—	$94,012

Total	105,421		105,421

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

Significant transactions which occurred during the periods presented include the investment in Mission Providence, a joint venture in Australia, which commenced operations in 2014 but was sold on September 29, 2017; our equity interest in Matrix effective October 19, 2016, which was originally acquired on October 23, 2014, comprised our HA Services segment through October 19, 2016; and the acquisition of Circulation effective September 21, 2018, which is included in our NET Services segment. The operations of HA Services which was sold effective October 19, 2016, and Human Services, which was sold effective November 1, 2015, and WD Services, which was sold effective December 21, 2018, have been presented as discontinued operations for all periods presented.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(11) (12)	(1)(2)(3)(4)(11)(12)	(5)(6)(7)(8)(11)(12)	(7)(9)(11)(12)	(10)(12)
	(dollars and shares in thousands, except per share data)
Statement of operations data:
Service revenue, net	$1,509,944	$1,384,965	$1,318,220	$1,233,842	$1,082,951

Operating expenses:
Service expense	1,401,152	1,253,608	1,197,211	1,102,625	969,247
General and administrative expense	67,244	77,093	69,907	68,865	58,703
Asset impairment charge	—	14,175	—	1,415	—
Depreciation and amortization	16,816	15,813	13,618	12,780	10,221
Total operating expenses	1,485,212	1,360,689	1,280,736	1,185,685	1,038,171
Operating income	24,732	24,276	37,484	48,157	44,780
Non-operating expense:
Interest expense, net	850	1,783	1,204	1,515	2,312
Other income	(277)	—	(5,363)	—	—
Equity in net loss (gain) of investees	29,685	6,158	(13,445)	1,789	—
Gain on measurement of cost method investment	—	(6,577)	—	—	—
(Loss) income from continuing operations, before income taxes	(5,526)	22,912	55,088	44,853	42,468
(Benefit) provision for income taxes	(573)	4,684	4,003	17,972	15,718
(Loss) income from continuing operations, net of tax	(4,953)	18,228	51,085	26,881	26,750
Income (loss) from discontinued operations, net of tax	5,919	(37,053)	2,735	62,965	56,444
Net income (loss)	966	(18,825)	53,820	89,846	83,194
Net (loss) gain from discontinued operations attributable to noncontrolling interests	—	(156)	(451)	2,082	502
Net income (loss) attributable to Providence	$966	$(18,981)	$53,369	$91,928	$83,696
Diluted (loss) earnings per common share:
Continuing operations	$(0.72)	$0.92	$2.97	$1.34	$1.22
Discontinued operations	$0.46	(2.86)	0.15	3.87	3.18
Total	$(0.26)	$(1.94)	$3.12	$5.21	$4.40
Weighted-average number of common shares outstanding:
Diluted	12,959	13,033	13,673	14,779	16,116

	As of December 31,
	2019	2018	2017	2016	2015
		(2)(3)(11)		(9)
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$61,365	$5,678	$52,798	$72,262	$79,756
Total assets	597,381	569,645	704,090	685,279	1,050,202
Long-term obligations, including current portion	353	1,071	2,984	3,611	300,071
Other liabilities	202,316	180,184	287,543	306,428	382,423
Convertible preferred stock	77,120	77,392	77,546	77,565	77,576
Total stockholders’ equity	317,592	310,998	336,017	297,675	290,132

(1) General and administrative expense for the year ended December 31, 2018 includes $1.7 million in acquisition costs related to the acquisition of Circulation and $8.4 million in restructuring and related costs related to the Organizational Consolidation.

(2) In conjunction with the acquisition of Circulation and the Circulation platform, we determined we would not place into service our internally developed NextGen technology and recorded an asset impairment charge of $14.2 million in 2018.

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

(5)Other income for the year ended December 31, 2017 includes the receipt of a litigation settlement with Haverhill Retirement System of $5.4 million.

(6)(Loss) income from discontinued operations, net of tax, for the year ended December 31, 2017 includes a gain on sale of equity investment of $12.4 million related to the sale of the Company’s equity interest in Mission Providence. The investment in Mission Providence was part of the WD Services segment.

(7)(Loss) income from discontinued operations, net of tax, for the years ended December 31, 2017 and 2016 include losses of $6.0 million and $5.6 million, respectively, related to potential indemnification claims for our historical Human Services segment.

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

(9) On October 19, 2016, we completed the Matrix Transaction. Included in income (loss) from discontinued operations, net of tax, for 2016 is a gain on the transaction, net of tax, totaling $109.4 million. In conjunction with the completion of this transaction, we fully repaid the amounts outstanding on our term loans and Credit Facility in 2016.

(10) On November 1, 2015, we completed the sale of our Human Services segment. Included in (loss) income from discontinued operations, net of tax, for 2015 is a gain on the sale of the Human Services segment, net of tax, totaling $100.3 million.

(11)Equity in net (gain) loss of investee relates to Matrix, which became an equity investment upon the completion of the Matrix Transaction. We recorded $29.7 million in equity in net loss of investee, $6.2 million in equity in net loss of investee, and $13.4 million in equity in net gain of investee in 2019, 2018, and 2017 respectively. We recorded $1.8 million in equity in net loss of investee for the period of October 19, 2016 through December 31, 2016. The equity in net gain from Matrix for the year ended December 31, 2017 includes a benefit of $13.6 million related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate as a result of the Tax Reform Act. As a result of the increased equity income, Providence incurred higher tax expense of $3.4 million, which is reflected as a component of “Provision for income taxes” in the table above. During the year ended December 31, 2019, Matrix recorded asset impairment charges of $55.1 million. The investment in Matrix at December 31, 2019 of $130.9 million is included in “Equity investments” in our consolidated balance sheet.

(12)In conjunction with the change in the Company’s organizational structure as described in Note 24, Segments, in the accompanying consolidated financial statements, we reclassified certain costs between “General and administrative expense” and “Service expense” as summarized below (dollars in thousands):

	Year Ended December 31, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$1,284,603	$(30,995)	$1,253,608
General and administrative expense	46,098	30,995	77,093

	Year Ended December 31, 2017
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$1,223,627	$(26,416)	$1,197,211
General and administrative expense	43,491	26,416	69,907

	Year Ended December 31, 2016
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	1,131,963	$(29,338)	$1,102,625
General and administrative expense	39,527	29,338	68,865

	Year Ended December 31, 2015
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	987,352	$(18,105)	$969,247
General and administrative expense	40,598	18,105	$58,703
(1) Adjusted for discontinued operations, as described in Note 23.

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

We are a Delaware Corporation formed in 1996 that is the largest manager of NET programs for state governments and MCOs in the U.S. which operates under the brand names LogistiCare and Circulation. In addition, our NET Services segment includes our activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of our captive insurance company. During 2018, we announced the Organizational Consolidation to integrate substantially all activities and functions performed at the corporate holding company level into our wholly-owned subsidiary, LogistiCare. Effective January 1, 2019, the consolidation was substantially complete. LogistiCare retained its name and continues to be headquartered in Atlanta, GA, and we continue to be named The Providence Service Corporation and be listed on NASDAQ under the ticker symbol “PRSC”. See Note 10, Restructuring and Related Reorganization Costs, and Note 24, Segments, in our accompanying consolidated financial statements for further information on the Organizational Consolidation.

Our Matrix segment consists of a minority investment in CCHN Group Holdings, Inc. and its subsidiaries. Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians deliver in-home services while its fleet of mobile health clinics provides community-based care with advance diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

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
•MCOs that provide MA plans are increasingly offering non-emergency medical transportation services as a supplemental benefit in accordance with current social trends;
•proposals by the President of the United States and Congress to change the Medicaid program, including considering regulatory changes to make the non-emergency medical transportation benefit optional for states, and CMSs’ grant of waivers to states relative to the parameters of their Medicaid programs. Enactment of adverse legislation, regulation or agency guidance, or litigation challenges to the Patient Protection and Affordable Care Act, state Medicaid programs, or other governmental programs may reduce the eligibility or demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services we perform; and
•a trend among MCO Medicaid and Medicare plans to offer value-add transportation benefits in order to promote social determinants of health.

Revenues and Expenses

Service Revenue, net

Service Revenue, net includes contracts predominately with state Medicaid agencies and MCOs for the coordination of their members’ non-emergency transportation needs. Most contracts are capitated, which means we are paid on a per-member, per-month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve its clients.

Classification of Operating Expenses

“Service expense” includes purchased transportation, operational payroll and other operational related costs. Purchased transportation includes the amounts we pay to third-party service providers and is typically dependent upon service volume. Operational payroll predominately includes our contact center operations, customer advocacy and transportation network team. Other operating expenses primarily include operational overhead costs, and operating facilities and related charges.

“General and administrative expense” primarily includes the expenses of our administrative functions, including executive, information technology, finance and accounting, human resources and legal departments.

"Depreciation and amortization expense" includes depreciation of our fixed assets and amortization expense related primarily to our intangible assets.

Critical Accounting Policies and Estimates

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

There are certain critical estimates that require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•it requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time the estimate is made; and

•changes in the estimate or different estimates that could have been selected may have had a material impact on our financial condition or results of operations.

For more information on each of these policies, see Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Accrued Transportation Costs

We generally pay our transportation providers for completed trips based upon documentation submitted after services have been provided. We accrue transportation costs yet to be adjudicated based on requests for services we have received and the amount we expect to be billed by our transportation providers. The transportation accrual requires significant judgment, as it is based upon contractual rates and mileage estimates, as well as an estimated rate for unknown cancellations, as members may have requested transportation but not notified us of cancellation. Based upon historical experience and contractual terms, we estimate the amount of transportation expense incurred for invoices which have not yet been submitted. Actual expense could be greater or less than the amounts estimated due to member or transportation provider behavior that differ from historical trends.

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

Recoverability of Goodwill and Definite-Lived Intangible Assets

Goodwill. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, or more frequently if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. We perform our annual goodwill impairment test as of October 1.

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

We adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) effective April 1, 2017. ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. Instead, if we deem it necessary to perform the quantitative goodwill impairment test in an annual or interim period, we recognize an impairment charge equal to the excess, if any, of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill.

Long-Lived Assets Including Intangibles. In accordance with ASC 360, Property, Plant, and Equipment, we review the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, but are not limited to, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, we assess the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, we estimate the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value.

The use of different estimates or assumptions in determining the fair value of our goodwill and intangible assets may result in different values for those assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in our current tax returns. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not the position will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

On December 22, 2017, the Tax Reform Act was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The financial reporting impact of the Tax Reform Act was completed in the fourth quarter of 2018 and an additional benefit of $0.3 million was recorded.

Reinsurance and Self-Insurance Liabilities

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs through our wholly-owned subsidiary, Social Services Providers Captive Insurance Company (“SPCIC”), a licensed captive insurance company domiciled in the State of Arizona. In conjunction with the policy renewals on May 16, 2017, SPCIC did not renew the expiring policies. However, SPCIC continues to resolve claims under the historical policy years. In addition, under the current policies, we retain liability up to the policy deductibles.

We maintain self-funded health insurance programs for employees with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability based on member enrollment.

We utilize independent actuarial reports to determine the expected losses and in order to determine the appropriate reserve associated with our reinsurance and self-insurance liabilities. We regularly analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our reinsurance and self-funded insurance programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as evaluating historical paid claims, average lag times between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are recorded once a probable amount is known.

Revenue Recognition

We provide non-emergency transportation services pursuant to contractual commitments over defined service delivery periods. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we invoice our customers and remit payment to our transportation providers. However, for certain contracts, we only provide administrative management services to support the customers’ efforts to serve its clients, and the amount of revenue recognized is based upon the management fee earned.
Our contracts typically include single performance obligations under which we stand ready to deliver management, fulfillment and record-keeping related to non-emergency transportation services. Transportation management services include, but are not limited to, fraud, waste, and abuse and utilization review programs as well as compliance controls. Our performance obligations consist of a series of distinct services that are substantially the same and which are transferred to the customer in the same manner. In most cases, we are the principal in our arrangements because we control the services before transferring those services to the customer.

We primarily use the ‘as invoiced’ practical expedient to recognize revenue because we typically have the right to consideration from customers in an amount that corresponds directly with the value of our performance to date. This is consistent with our historical revenue recognition policy. We recognize revenue for some of our contracts that include variable consideration using a time-elapsed measure when the fees earned relate directly to services performed in the period. Because most contracts include termination for convenience clauses with required notice periods of less than one year, most of our contracts are deemed to be short-term in nature.
Some of our contracts include provisions whereby we must provide certain levels of service or face potential penalties or be required to refund fees paid by the customer. For those contracts, we record a provision to reduce revenue to reflect the amount to which we expect we will ultimately be entitled.
Deferred Revenue

At times we may receive funding for certain services in advance of services being rendered. These amounts are reflected in the consolidated balance sheets as “Deferred revenue” until the services are rendered.

Stock-Based Compensation

Our primary forms of employee stock-based compensation are stock option awards and restricted stock awards, including certain awards which vest based upon performance conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We recognize the fair value as stock-based compensation expense on a straight-line basis over the requisite service period, which is typically the vesting period. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We do not record stock-

based compensation expense net of estimated forfeitures and the tax effects of awards are treated as discrete items in the period in which the tax event occurs. See additional discussion included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements.

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

We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as, effective January 1, 2019, include our activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of our captive insurance company. Results prior to January 1, 2019 were reclassed to conform with our new segment presentation. See Note 24, Segments, in our accompanying consolidated financial statements for further information on our change in segments.

Discontinued operations. During the periods presented, we completed the following transactions, which resulted in the presentation of the related operations as Discontinued Operations.

•On November 1, 2015, we completed the sale of our Human Services segment. However, since the completion of the sale, we have recorded additional expenses related to legal proceedings related to an indemnified legal matter.

•On December 21, 2018, we completed the sale of substantially all of the operating subsidiaries of the WD Services segment to APM and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. Our contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. Wind down activities of our Saudi Arabian entity are included in our discontinued operations. Additionally, on June 11, 2018, we entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018.

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2019 and 2018 (in thousands):

	Year ended December 31,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,509,944	100.0%	1,384,965	100.0%

Operating expenses:
Service expense	1,401,152	92.8%	1,253,608	90.5%
General and administrative expense	67,244	4.5%	77,093	5.6%
Asset impairment charge	—	—%	14,175	1.0%
Depreciation and amortization	16,816	1.1%	15,813	1.1%
Total operating expenses	1,485,212	98.4%	1,360,689	98.2%

Operating income	24,732	1.6%	24,276	1.8%

Non-operating expense:
Interest expense, net	850	0.1%	1,783	0.1%
Other income	(277)	—%	—	—%
Equity in net loss of investee	29,685	2.0%	6,158	0.4%
Gain on remeasurement of cost method investment	—	—%	(6,577)	(0.5)%
(Loss) income from continuing operations before income taxes	(5,526)	(0.4)%	22,912	1.7%
(Benefit) provision for income taxes	(573)	—%	4,684	0.3%
(Loss) income from continuing operations	(4,953)	(0.3)%	18,228	1.3%
Income (loss) from discontinued operations, net of tax	5,919	0.4%	(37,053)	(2.7)%
Net income (loss)	966	0.1%	(18,825)	(1.4)%
Net loss from discontinued operations attributable to noncontrolling interest	—	—%	(156)	—%
Net income (loss) attributable to Providence	966	0.1%	(18,981)	(1.4)%

Service revenue, net. Service revenue, net for 2019 increased $125.0 million, or 9.0%, compared to 2018. Service revenue increased by $148.0 million as a result of increased volume within existing contracts as well as rate changes, including retroactive revenue benefits, in addition to $103.1 million in new contracts, including the acquisition of Circulation in the fourth quarter of 2018, MCO contracts in Minnesota and Louisiana and a new state contract in West Virginia. These increases were partially offset by $126.1 million for contracts we no longer serve, including a state contract in Rhode Island and certain MCO contracts in California, Florida, New Mexico, New York and Louisiana.

Service expense. Service expense components are shown below (in thousands):

	Year Ended December 31,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	1,191,062	78.9%	1,054,788	76.2%
Payroll and related costs	160,506	10.6%	152,974	11.0%
Other operating expenses	49,584	3.3%	45,846	3.3%
Total service expense	1,401,152	92.8%	1,253,608	90.5%

Service expense for 2019 increased $147.5 million, or 11.8%, compared to 2018 due primarily to higher purchased transportation costs and operational payroll and related costs. Transportation costs increased as a result of both higher utilization across multiple contracts and higher per unit cost. Payroll and related costs increased in our call centers as a result of higher volume as well as the acquisition of Circulation.

General and administrative expense. General and administrative expense for 2019 decreased $9.8 million or 12.8%, compared to 2018. The decrease was primarily a result of net cost savings associated with the Organizational Consolidation.

Asset impairment charge. During 2018, following the acquisition of Circulation, we recorded a $14.2 million asset impairment as a result of the abandonment of our internal software project NextGen. There was no such impairment during 2019.

Depreciation and amortization. Depreciation and amortization for 2019 increased $1.0 million or 6.3% compared to 2018 primarily as a result of increased intangible assets associated with the Circulation acquisition, and net capital expenditures during the comparative periods.

Interest expense, net. Consolidated interest expense, net for 2019 decreased $0.9 million, or 52.3%, compared to 2018, as a result of lesser borrowings on the Credit Facility during 2019 as compared to 2018. Funds were borrowed under the Credit Facility during 2018 to fund the acquisition of Circulation and repaid prior to December 31, 2018.

Equity in net loss of investee. Our equity in net loss of investee for 2019 and 2018 represents our proportional share of the net loss of Matrix. Included in Matrix’s 2019 full standalone net loss of $69.4 million was $55.1 million of asset impairment charges. Included in Matrix’s 2018 full standalone net loss of $20.0 million were integration related costs of $6.5 million, and merger and acquisition diligence related costs of $2.3 million.

Gain on remeasurement of cost method investment. On September 21, 2018, we acquired all of the outstanding equity of Circulation. The purchase price was comprised of cash consideration of $45.1 million paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than Providence. Our initial investment in Circulation was $3.0 million. As a result of the acquisition, the fair value of this pre-acquisition interest increased to $9.6 million, and thus we recognized a gain of $6.6 million during 2018.

Provision for income taxes. Our effective tax rates from continuing operations for 2019 and 2018 were 10.4% and 20.4%, respectively. The effective tax rate for 2019 was substantially lower than the federal statutory rate of 21.0% primarily due to state taxes and certain nondeductible expenses partially offset by the favorable impact of stock option deductions and tax credits. The effective tax rate for 2018 was slightly lower than the U.S. federal statutory rate of 21.0% due to tax credits and no income tax provision on the $6.6 million gain on the remeasurement of cost method investment, offset in part, by state taxes and certain nondeductible expenses.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 23, Discontinued Operations, to our accompanying consolidated financial statements for additional information.

For 2019, income from discontinued operations, net of tax, for our former Human Services segment was $6.0 million as a result of an insurance settlement related to an indemnification matter, net of costs to obtain the settlement. Loss from discontinued operations, net of tax, for WD Services was $0.1 million for the year ended December 31, 2019. We incurred costs related to the wind-down of the WD Services Saudi Arabian entity, offset by cash distributions from WD Services. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus we are no longer providing services in Saudi Arabia; however, we continue to incur costs related to the shut down of our remaining Saudi Arabian entity.

For 2018, the loss from discontinued operations, net of tax, includes the loss of our former WD Services segment of $37.0 million and of our former Human Services segment of $0.1 million. Included in the loss was a loss on disposition, net of tax, of $1.8 million as well as an asset impairment charge of $9.2 million related to the sale of WD Services operations in France in the second quarter of 2018.

Net loss attributable to noncontrolling interest. For 2018, net loss attributable to non-controlling interest related to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract within our historical WD Services segment. We held no such interest in 2019.

Year Ended December 31, 2018 compared to year ended December 31, 2017

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2018 and 2017 (in thousands):

	Year ended December 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,384,965	100.0%	1,318,220	100.0%

Operating expenses:
Service expense	1,253,608	90.5%	1,197,211	90.8%
General and administrative expense	77,093	5.6%	69,907	5.3%
Asset impairment charge	14,175	1.0%	—	—%
Depreciation and amortization	15,813	1.1%	13,618	1.0%
Total operating expenses	1,360,689	98.2%	1,280,736	97.2%

Operating income	24,276	1.8%	37,484	2.8%

Non-operating expense:
Interest expense, net	1,783	0.1%	1,204	0.1%
Other income	—	—%	(5,363)	(0.4)%
Equity in net loss (gain) of investee	6,158	0.4%	(13,445)	(1.0)%
Gain on remeasurement of cost method investment	(6,577)	(0.5)%	—	—%
Income from continuing operations before income taxes	22,912	1.7%	55,088	4.2%
Provision for income taxes	4,684	0.3%	4,003	0.3%
Income from continuing operations	18,228	1.3%	51,085	3.9%
(Loss) income from discontinued operations, net of tax	(37,053)	(2.7)%	2,735	0.2%
Net (loss) income	(18,825)	(1.4)%	53,820	4.1%
Net loss from discontinued operations attributable to noncontrolling interest	(156)	—%	(451)	—%
Net (loss) income attributable to Providence	(18,981)	(1.4)%	53,369	4.0%

Service revenue, net. Service revenue for our NET Services segment for 2018 increased $66.7 million, or 5.1%, compared to 2017. The increase was primarily related to the impact of new contracts, including MCO contracts in Illinois, Indiana, Oregon and New York and new state contracts in Texas and West Virginia, which contributed $112.8 million of revenue for 2018, as well as net increased revenue from existing contracts of $39.2 million, due to the net impact of membership and rate changes, including the impact of increased rates agreed after 2017 on certain contracts related to increased costs to serve the contracts, which was partially offset by the impact of a retroactive rate adjustment recorded in 2017 related to increased utilization activity under a significant contract. Revenue additionally increased $2.2 million due to the acquisition of Circulation in the fourth quarter of 2018. These increases were partially offset by the impact of contracts we no longer serve, including state contracts in New York and Connecticut, certain MCO contracts in Florida and Louisiana, and decreased membership in Virginia, which resulted in a decrease in revenue of $72.0 million. In addition, the adoption of ASC 606 resulted in a decrease in revenue of $15.5 million in 2018 as compared to revenue under the previous accounting standard, as one contract is now accounted for on a net basis.

Service expense. Service expense for our NET Services segment included the following for 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018		2017
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	1,054,788	76.2%	1,005,716	76.3%
Payroll and related costs	152,974	11.0%	141,483	10.7%
Other operating expenses	45,846	3.3%	50,012	3.8%
Total service expense	1,253,608	90.5%	1,197,211	90.8%

Service expense for 2018 increased $56.4 million, or 4.7%, compared to 2017. The increase in service expense was primarily due to higher purchased services and payroll and related costs. Purchased services expense increased primarily as a result of new contracts, which was partially offset by the impact of terminated contracts. Purchased services as a percentage of revenue decreased from 76.3% in 2017 to 76.2% in 2018. This was due primarily to lower transportation costs on a per trip basis in certain geographies as a result of ongoing initiatives to better align the rates we pay to our transportation provider partners with local market conditions and the fees paid to us by our customers. Transportation costs on a per trip basis fluctuate from period to period. Payroll and related costs as a percentage of revenue increased from 10.7% in 2017 to 11.0% in 2018 due to increased expenses within our call centers associated with higher volume.

General and administrative expense. General and administrative expenses in 2018 increased $7.2 million, or 10.3%, as compared to 2017, primarily due to $1.7 million of expenses related to the acquisition of Circulation in 2018, as well as increased software expenses.
Asset impairment charge. Following the acquisition of Circulation and the Circulation platform, we determined to abandon the development of our internally developed software, NextGen, and thus recorded an asset impairment charge of $14.2 million in 2018. There was no such impairment in 2017.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.2 million compared to 2017, primarily due to the addition of long-lived assets relating to information technology projects, as well as amortization expense related to the intangible assets acquired with the Circulation acquisition. As a percentage of revenue, depreciation and amortization increased to 1.1% for 2018 from 1.0% for 2017.

Interest expense, net. Interest expense, net for 2018 increased $0.6 million compared to 2017. The increase was attributable to borrowings on our credit facility during the second half of 2018 used to fund the Circulation acquisition, which we repaid as of December 31, 2018.

Other income. Other income in 2017 of $5.4 million represents the settlement received from our litigation with Haverhill Retirement System. There was no such activity in 2018.

Equity in net loss (gain) of investee. Our equity in net loss of investee for 2018 of $6.2 million represents our proportionate share of the Matrix stand alone $20.0 million net loss for 2018, compared to our $13.4 million net gain in investee for 2017 relating to our proportionate share of the Matrix $26.7 million stand alone net income for 2017.

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

Our effective tax rate from continuing operations for 2017 was 7.3%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the impact of the Tax Reform Act. The tax provision includes a benefit of $15.9 million related to the enactment of the Tax Reform Act during the fourth quarter of 2017, consisting of a net tax benefit of $19.3 million from the re-measurement of deferred tax liabilities from the lower U.S. corporate tax rate, partially offset by additional tax expense of $3.4 million due to an increase in our equity in net gain of Matrix as a result of Matrix’s re-

measurement of deferred tax liabilities. In addition, we incurred tax expense of $3.6 million related to the HoldCo LTIP, for which expense was recorded for financial reporting purposes based upon fair value of the award at the grant date, but no shares were issued due to the market condition of the award not being satisfied. This tax expense was the result of the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which subjects our tax rate to quarterly volatility from the effects of stock award exercises and vesting activities, including the adverse impact on our income tax provision for awards which result in a tax deduction less than the amount recorded for financial reporting purposes.
(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, includes the activity of our former WD Services segment and our former Human Services segment. For 2018, the loss from discontinued operations, net of tax, for our former WD Services segment was $37.0 million. Included in the loss was a loss on disposition, net of tax, of $1.8 million as well as an asset impairment charge of $9.2 million related to the sale of WD Services operations in France in the second quarter of 2018. For 2017, income from discontinued operations, net of tax for our WD Services segment was $8.7 million, which included a gain on sale of our equity interest in Mission Providence of $12.4 million.

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
Net loss from discontinued operations attributable to noncontrolling interests. Net loss from discontinued operations attributable to noncontrolling interests primarily relates to a minority interest held by a third-party operating partner in our company servicing the offender rehabilitation contract in our historical WD Services segment.

Seasonality

Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, new revenue contract start-up costs and costs associated with our strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and borrowing capacity under our Credit Facility (as defined below).

Cash flow from operating activities was $60.9 million in 2019. Our balance of cash, cash equivalents and restricted cash was $61.7 million and $12.4 million at December 31, 2019 and 2018, respectively, which includes cash of discontinued operations. Our restricted cash of $0.2 million and $4.4 million at December 31, 2019 and 2018, respectively, primarily related to contractual obligations and activities of our captive insurance subsidiary. As we wind down our captive insurance subsidiary, our restricted cash balance has declined over time. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows. At both December 31, 2019 and December 31, 2018, we had no amounts outstanding under our Credit Facility.

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

The cash flow statements for all periods presented include both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The income (loss) from discontinued operations totaled $5.9 million, $(37.1) million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

2019 cash flows compared to 2018

Operating activities. Cash provided by operating activities was $60.9 million for 2019 compared to $7.9 million in 2018. The increase of $53.0 million was primarily a result of the receipt of $30.8 million in income tax refunds associated with the sale of WD Services during 2018, higher net income during the comparative periods, and changes in accounts payable and accrued expenses, partially offset by the timing of prepaid expenses.

Investing activities. Net cash used in investing activities of $10.9 million in 2019 compared to $45.3 million in 2018. The decrease of $34.4 million was primarily attributable to $30.9 million net cash outflow for the acquisition of Circulation in 2018 and sale of WD Services, as well as a decrease in the purchase of property and equipment of $6.7 million due to discontinued operations.

Financing activities. Net cash used in financing activities of $0.8 million in 2019 decreased $50.8 million as compared to 2018 primarily as a result of lesser Common Stock repurchases.

2018 cash flows compared to 2017

Operating activities. Cash provided by operating activities was $7.9 million for 2018 compared to $55.0 million in 2017. The decrease of $47.1 million was primarily a result of lesser net income, changes in accounts receivable and accounts payable and accrued expenses, specifically related to the settlement of a legal claim, and accrued transportation costs.

Investing activities. Net cash used in investing activities was $45.3 million in 2018 compared to $7.0 million in 2017. The increase was primarily attributable to the purchase of Circulation resulting in cash used for acquisition, net of cash acquired, of $43.7 million, which was partially offset by $12.8 million of proceeds on the sale of WD Services. 2017 also includes the impact of $15.6 million in proceeds from the sale of our equity investment in Mission Providence.

Financing activities. Net cash used in financing activities was $51.6 million in 2018 compared to $33.8 million in 2017. The increase of $17.8 million was primarily a result of greater Common Stock repurchases and an increase in proceeds from Common Stock issued pursuant to stock option exercises of $10.5 million.

 Obligations and commitments

Credit Facility. We are a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides us with a $200.0 million revolving credit facility (the “Credit Facility”), including a sub-facility of $25.0 million for letters of credit. As of December 31, 2019, we had no borrowings outstanding; however, we had letters of credit outstanding in the amount of $13.5 million. As of December 31, 2019, our borrowing availability under the Credit Facility was $186.5 million.

On July 12, 2019, we and certain of our subsidiaries entered into an amendment to the Credit Agreement, by and among us, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent that extended the maturity date of the Credit Agreement to August 2, 2020.

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

We may prepay any outstanding principal under the Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of London Interbank Offered Rate ("LIBOR") loans. The unutilized portion of the commitments under the Credit Facility may be irrevocably reduced or terminated by us at any time without penalty.

Interest on the outstanding principal amount of any loans accrues, at our election, at a per annum rate equal to LIBOR, plus an applicable margin or the base rate plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. Interest on any loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case based on our consolidated leverage ratio. As of December 31, 2019, our current commitment fee and letter of credit rates were 0.25% and 2.25%, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate with certain exceptions. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. Our consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and our consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of December 31, 2019.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and us, we issued 805,000 shares of Preferred Stock, of which 798,788 shares are outstanding as of December 31, 2019. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board, at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Payment-in-kind (“PIK”) dividends, if applicable, will accrue and accumulate on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared each quarter for the years ended December 31, 2019 and 2018 and totaled $4.4 million each year.

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

At December 31, 2019, the cumulative reserve for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs was $0.8 million, $0.5 million and $3.0 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability, net of expected receivables for losses in excess of SPCIC’s historical insurance limits at December 31, 2019 was $4.3 million. We recorded a receivable from third-party insurers and liability at December 31, 2019 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $0.2 million and $4.4 million at December 31, 2019 and December 31, 2018, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our employees an option to participate in self-funded health insurance programs. During the year ended December 31, 2019, health claims were self-funded with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $300,000 per person, subject to an aggregating stop-loss limit of $400,000. In addition, the program has a total stop-loss limit for total claims, in order to limit our exposure to catastrophic claims.

Health insurance claims are paid as they are submitted to the plan administrator. We maintain accruals for claims that have been incurred but not yet reported to the plan administrator, and therefore, have not been paid. The incurred but not reported reserve is based on an established cap and current payment trends of health insurance claims. The liability for the self-funded health plan of $1.9 million and $2.2 million as of December 31, 2019 and 2018, respectively, was recorded in “Self-funded insurance programs” in our consolidated balance sheets.

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

Contractual Cash Obligations

The following is a summary of our future contractual cash obligations as of December 31, 2019:

	At December 31, 2019
		Less than	1-3	3-5	After 5
Contractual cash obligations (000’s)	Total	1 Year	Years	Years	Years
Finance leases	$353	$308	$45	$—	$—
Interest (1)	458	458	—	—	—
Purchased services commitment (2)	8,321	4,782	3,539	—	—
Guarantees (3)	44,160	44,160	—	—	—
Letters of credit (3)	13,523	13,523	—	—	—
Operating leases (4)	23,350	7,586	13,604	1,330	830
Total	$90,165	$70,817	$17,188	$1,330	$830

(1)Future interest payments have been calculated at the current rates as of December 31, 2019.
(2)The purchased service commitment includes the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement under certain contracts.
(3)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs are provided by our Credit Facility and reduce our availability under this agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(4)The operating leases are for office space and related office equipment. Certain leases contain periodic rent escalation adjustments and renewal options.

We do not have any off-balance sheet arrangements as of December 31, 2019 other than those disclosed above.

Stock repurchase programs

On October 26, 2016, our Board authorized a repurchase program, under which we could repurchase up to $100.0 million in aggregate value of our Common Stock during the twelve-month period following October 26, 2016. On November 2, 2017, our Board approved the extension of our prior stock repurchase program, authorizing us to engage in a repurchase program to repurchase up to $69.6 million (the amount remaining from the $100.0 million repurchase amount authorized in 2016) in aggregate value of our Common Stock through December 31, 2018. Subsequently, on March 29, 2018, our Board authorized an increase in the amount available for stock repurchases under our existing stock repurchase program by $77.8 million, and extended the existing stock repurchase program through June 30, 2019. A total of 1.8 million shares were repurchased under this repurchase program. The share repurchases were made through a combination of open market repurchases (including Rule 10b5-1 plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. As of June 30, 2019, this repurchase program expired.
On August 6, 2019, the Board authorized a new stock repurchase program under which we could repurchase up to $100.0 million in aggregate value of our Common Stock, subject to the consent of the holders of a majority of the our Series A convertible preferred stock, through December 31, 2019, at which time it expired. A total of 105,421 shares were repurchased under this program.

Off-balance sheet arrangements

As of December 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

The new accounting pronouncements that impact our business are included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements and are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at December 31, 2019.

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

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Providence Service Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Mercury Parent, LLC (a 43.6 percent owned investee company). The Company’s investment in Mercury Parent, LLC was $130.9 and $161.5 million as of December 31, 2019 and 2018, respectively, and its equity in earnings (loss) of Mercury Parent, LLC was $(29.7), $(6.2), and $13.4 million for the years 2019, 2018, and 2017, respectively. The financial statements of Mercury Parent, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC, is based solely on the report of the other auditors.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs in 2018 due to the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accrued transportation costs

As discussed in Note 2 to the consolidated financial statements, the Company estimates an accrual for transportation costs that have been incurred but not invoiced by the transportation provider. This accrual is included within accrued transportation costs of $87.1 million as of December 31, 2019.

We identified the evaluation of accrued transportation costs as a critical audit matter. There was especially subjective auditor judgment due to the inherent estimation uncertainty in transportation costs that were incurred but had yet to be invoiced by the transportation provider. Specifically, unknown trip cancellations and actual trip mileage could be greater or less than the amounts estimated.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s transportation cost estimate, including controls relating to estimated trip cancellations and mileage. In addition, we compared the Company’s historical accrued transportation costs estimates to actual amounts paid to assess the Company’s ability to estimate accrued transportation costs. We compared a listing of amounts invoiced by transportation providers subsequent to year-end to the Company’s year-end estimate of amounts expected to be invoiced by transportation providers.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Providence Service Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited The Providence Service Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 27, 2020

The Providence Service Corporation
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$61,365	$5,678
Accounts receivable, net of allowance of $5,933 in 2019 and $1,854 in 2018	180,416	147,756
Other receivables	3,396	4,846
Prepaid expenses and other	10,942	44,167
Restricted cash	153	1,482
Current assets of discontinued operations	155	7,051
Total current assets	256,427	210,980
Operating lease right-of-use assets	20,095	—
Property and equipment, net	23,243	22,965
Goodwill	135,216	135,216
Intangible assets, net	19,911	26,146
Equity investment	130,869	161,503
Other assets	11,620	9,949
Restricted cash, less current portion	—	2,886
Total assets	$597,381	$569,645
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$308	$718
Accounts payable	9,805	8,828
Current portion of operating lease liabilities	6,730	—
Accrued expenses	38,733	39,191
Accrued transportation costs	87,063	84,889
Deferred revenue	227	562
Self-funded insurance programs	5,890	5,438
Current liabilities of discontinued operations	1,430	3,257
Total current liabilities	150,186	142,883
Long-term debt, less current portion	45	353
Operating lease liabilities, less current portion	14,502	—
Other long-term liabilities	15,029	14,970
Deferred tax liabilities	22,907	23,049
Total liabilities	202,669	181,255
Commitments and contingencies (Note 20)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 798,788 and 801,606 issued and outstanding; 5.5%/8.5% dividend rate	77,120	77,392
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 18,073,763 and 17,784,769 issued and outstanding (including treasury shares)	18	18
Additional paid-in capital	351,529	334,744
Retained earnings	183,733	187,127
Treasury shares, at cost, 5,088,782 and 4,970,093 shares, respectively	(217,688)	(210,891)
Total stockholders’ equity	317,592	310,998
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$597,381	$569,645
See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2019	2018	2017

Service revenue, net	$1,509,944	$1,384,965	$1,318,220

Operating expenses:
Service expense	1,401,152	1,253,608	1,197,211
General and administrative expense	67,244	77,093	69,907
Asset impairment charge	—	14,175	—
Depreciation and amortization	16,816	15,813	13,618
Total operating expenses	1,485,212	1,360,689	1,280,736

Operating income	24,732	24,276	37,484

Other expenses (income):
Interest expense, net	850	1,783	1,204
Other income	(277)	—	(5,363)
Equity in net loss (gain) of investee	29,685	6,158	(13,445)
Gain on remeasurement of cost method investment	—	(6,577)	—
(Loss) income from continuing operations before income taxes	(5,526)	22,912	55,088
(Benefit) provision for income taxes	(573)	4,684	4,003
(Loss) income from continuing operations, net of tax	(4,953)	18,228	51,085
Income (loss) from discontinued operations, net of tax	5,919	(37,053)	2,735
Net income (loss)	966	(18,825)	53,820
Net loss from discontinued operations attributable to noncontrolling interest	—	(156)	(451)
Net income (loss) attributable to Providence	$966	$(18,981)	$53,369

Net (loss) income available to common stockholders (Note 16)	$(3,437)	$(25,257)	$42,636

Basic (loss) earnings per common share:
Continuing operations	$(0.72)	$0.92	$2.99
Discontinued operations	0.46	(2.87)	0.15
Basic (loss) earnings per common share	$(0.26)	$(1.95)	$3.14

Diluted (loss) earnings per common share:
Continuing operations	$(0.72)	$0.92	$2.97
Discontinued operations	0.46	(2.86)	0.15
Diluted (loss) earnings per common share	$(0.26)	$(1.94)	$3.12

Weighted-average number of common shares outstanding:
Basic	12,958,713	12,960,837	13,602,140
Diluted	12,958,713	13,033,247	13,673,314

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net income (loss)	$966	$(18,825)	$53,820
Net loss from discontinued operations attributable to non-controlling interest	—	(156)	(451)
Net income (loss) attributable to Providence	966	(18,981)	53,369
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	—	(4,168)	7,117
Reclassification of translation loss realized upon sale of subsidiary and equity investment, respectively	—	29,973	527
Other comprehensive income	—	25,805	7,644
Comprehensive income	966	6,980	61,464
Comprehensive loss attributable to non-controlling interest	—	(2,165)	(255)
Comprehensive income attributable to Providence	$966	$4,815	$61,209

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2016	17,315,661	17	302,010	156,718	(33,449)	3,478,676	(125,201)	(2,420)	297,675
Stock-based compensation	—	—	7,619	—	—	—	—	—	7,619
Exercise of employee stock options	91,400	—	2,423	—	—	5,665	(238)	—	2,185
Restricted stock issued	36,623	—	—	—	—	19,556	(878)	—	(878)
Performance restricted stock issued	3,773	—	(96)	—	—	—	—	—	(96)
Shares issued for bonus settlement and director stipends	25,646	—	1,107	—	—	—	—	—	1,107
Stock repurchase plan	—	—	—	—	—	622,235	(28,486)	—	(28,486)
Conversion of convertible preferred stock to common stock	495	—	20	(1)	—	—	—	—	19
Convertible preferred stock dividends	—	—	—	(4,418)	—	—	—	—	(4,418)
Foreign currency translation adjustments, net of tax	—	—	—	—	7,117	—	—	(196)	6,921
Reclassification of translation loss realized upon sale of equity investments	—	—	—	—	527	—	—	—	527
Noncontrolling interests	—	—	—	—	—	—	—	451	451
Other	—	—	22	—	—	—	—	—	22
Net income attributable to Providence	—	—	—	53,369	—	—	—	—	53,369
Cumulative effect adjustment from change in accounting principle	—	—	850	(850)	—	—	—	—	—
Balance at December 31, 2017	17,473,598	17	313,955	204,818	(25,805)	4,126,132	(154,803)	(2,165)	336,017
Stock-based compensation	—	—	9,130	—	—	—	—	—	9,130
Exercise of employee stock options	266,293	1	11,669	—	—	—	—	—	11,670
Restricted stock issued	33,582	—	(320)	—	—	5,242	(335)	—	(655)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipends	4,193	—	150	—	—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	838,719	(55,753)	—	(55,753)
Conversion of convertible preferred stock to common stock	3,993	—	161	(7)	—	—	—	—	154
Convertible preferred stock dividends	—	—	—	(4,413)	—	—	—	—	(4,413)
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,168)	—	—	1,839	(2,329)
Reclassification of translation loss realized upon sale of equity investments	—	—	—	—	29,973	—	—	—	29,973
Noncontrolling interest	—	—	—	—	—	—	—	326	326
Other	—	—	108	—	—	—	—	—	108
Net loss attributable to Providence	—	—	—	(18,981)	—	—	—	—	(18,981)
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Balance at December 31, 2018	17,784,769	18	334,744	187,127	—	4,970,093	(210,891)	—	310,998
Stock-based compensation	—	—	5,260	—	—	—	—	—	5,260
Deferred Stock Units (DSUs)	4,803	—	156	—	—	—	—	—	156
Exercise of employee stock options	219,054	—	10,986	—	—	—	—	—	10,986
Restricted stock issued	55,530	—	(43)	—	—	13,268	(809)	—	(852)
Shares issued for bonus settlement and director stipends	2,542	—	154	—	—	—	—	—	154
Stock repurchase plan	—	—	—	—	—	105,421	(5,988)	—	(5,988)
Conversion of convertible preferred stock to common stock	7,065	—	272	43	—	—	—	—	315
Convertible preferred stock dividends	—	—	—	(4,403)	—	—	—	—	(4,403)
Net income attributable to Providence	—	—	—	966	—	—	—	—	966
Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	$—	5,088,782	$(217,688)	$—	$317,592
 See accompanying notes to the consolidated financial statements

The Providence Service Corporation
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$966	$(18,825)	$53,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,582	18,769	18,542
Amortization	6,234	8,908	7,927
Provision for doubtful accounts	4,078	6,062	1,372
Stock-based compensation	5,414	8,993	7,543
Deferred income taxes	71	(545)	(22,996)
Amortization of deferred financing costs and debt discount	293	512	682
Asset impairment charge	—	23,378	—
Equity in net loss (gain) of investees	29,685	6,072	(12,054)
Gain on sale of equity investment	—	—	(12,377)
Loss on sale of business	—	53,692	—
Gain on remeasurement of cost method investment	—	(6,577)	—
Deferred income taxes and income taxes receivable on sale of business	—	(51,861)	—
Other non-cash (credits) charges	—	(353)	296
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(29,928)	(30,997)	5,715
Prepaid expenses and other	631	14,253	15,457
Self-funded insurance programs	809	(2,743)	(5,731)
Accounts payable and accrued expenses	(4,144)	(21,799)	(9,064)
Income taxes on gain from sale of business	30,822	—	—
Accrued transportation costs	2,175	1,301	11,232
Deferred revenue	(1,298)	(1,975)	(4,691)
Other long-term liabilities	4,550	1,634	(629)
Net cash provided by operating activities	60,940	7,899	55,044
Investing activities
Purchase of property and equipment	(10,858)	(17,521)	(19,923)
Proceeds from sale of equity investment	—	—	15,593
Acquisitions, net of cash acquired	—	(43,711)	—
Dispositions or sale of business, net of cash sold	—	12,780	—
Cost method investments	—	—	(3,000)
Proceeds from note receivable	—	3,130	—
Other investing activities	—	—	310
Net cash used in investing activities	(10,858)	(45,322)	(7,020)
Financing activities
Preferred stock dividends	(4,403)	(4,413)	(4,418)
Repurchase of common stock, for treasury	(6,797)	(56,088)	(29,364)
Proceeds from common stock issued pursuant to stock option exercise	11,142	12,413	1,921
Proceeds from debt	12,000	42,000	—
Repayment of debt	(12,000)	(42,000)	—
Other financing activities	(718)	(3,467)	(1,927)
Net cash used in financing activities	(776)	(51,555)	(33,788)
Effect of exchange rate changes on cash	—	(261)	978
Net change in cash, cash equivalents and restricted cash	49,306	(89,239)	15,214
Cash, cash equivalents and restricted cash at beginning of period	12,367	101,606	86,392
Cash, cash equivalents and restricted cash at end of period	$61,673	$12,367	$101,606
See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
Supplemental cash flow information	2019	2018	2017

Cash included in current assets of discontinued operations held for sale	$155	$2,321	$42,512
Cash paid for interest	$1,261	$1,162	$987
Cash (received) paid for income taxes	$(30,037)	$12,054	$18,128
Proceeds receivable from option exercise	$—	$—	$562
Purchases of equipment in accounts payable and accrued liabilities	$—	$—	$1,362
Purchase of equipment through capital lease obligation	$—	$724	$1,474
Acquisitions:
Purchase price	$—	$54,700	$—
Less:
Cash acquired	—	(1,302)	—
Restricted cash acquired	—	(110)	—
Value of existing ownership in Circulation	—	(9,577)	—
Acquisitions, net of cash acquired	$—	$43,711	$—

See accompanying notes to the consolidated financial statements

The Providence Service Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands except share and per share data)

1. Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). The Company operates under the brands LogistiCare and Circulation. Additionally, the Company owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home services while its fleet of mobile health clinics provide community-based care with advance diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

During 2018, the Company announced an organizational consolidation plan ("Organizational Consolidation") to integrate substantially all activities and functions performed at the corporate holding company level into its NET Services segment. As the Organizational Consolidation was substantially complete beginning January 1, 2019, our former Corporate and Other segment was combined with the NET Services segment. See Note 10, Restructuring and Related Reorganization Costs, and Note 24, Segments, for further information.

Discontinued Operations

During the periods presented, the Company completed the following transactions, which resulted in the presentation of the related operations as Discontinued Operations.

•On December 21, 2018, the Company completed the sale of substantially all of the operating subsidiaries of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”) and APM UK Holdings Limited, an affiliate of APM, with the exception of the segment’s employment services operations in Saudi Arabia (the “WD Services Sale”). The Company’s contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019; however, the Company continues to incur expenses to wind down its Saudi Arabian entity. Additionally, on June 11, 2018, the Company entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

•On November 1, 2015, the Company completed the sale of its Human Services segment. However, in addition to the results through the sale date, the Company has recorded additional expenses related to legal proceedings as described in Note 20, Commitment and Contingencies, related to an indemnified legal matter.

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

The Company accounts for its investment in Matrix using the equity method, as the Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on the management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s consolidated financial statements. See Note 5, Equity Investment, for further information.

Reclassifications

In conjunction with the change in the Company’s organizational structure as described in Note 24, Segments, certain costs were reclassified between “General and administrative expense” and “Service expense” on the accompanying condensed consolidated statements of operations as summarized below:

	Year Ended December 31, 2018
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$1,284,603	$(30,995)	$1,253,608
General and administrative expense	46,098	30,995	77,093

	Year Ended December 31, 2017
	As Previously Reported (1)	Reclassifications	As Reported
Service expense	$1,223,627	$(26,416)	$1,197,211
General and administrative expense	43,491	26,416	69,907
(1) Adjusted for discontinued operations, as described in Note 23.

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

The Company’s bad debt expense from continuing operations for the years ended December 31, 2019, 2018 and 2017 was $3,220, $338 and $1,347, respectively.

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

Recoverability of Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment annually, or more frequently if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. We perform our annual goodwill impairment test as of October 1.

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

Accrued Transportation Costs

The Company schedules transportation for eligible members of its customers through its central reservation system. The Company generally contracts with third-party providers to provide transportation. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $87,063 and $84,889 at December 31, 2019 and 2018, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowings. Fees charged by lenders on the revolving facility and all fees charged by third parties are recorded as deferred financing costs and fees charged by lenders on term loans are recorded as a debt discount. Deferred financing costs, net of amortization, totaling $33 and $268 as of December 31, 2019 and 2018, respectively, are included in “Prepaid expenses and other” on the consolidated balance sheets.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 introduced FASB Accounting Standards Codification Topic 606 (“ASC 606”), which replaced historical revenue recognition guidance and was intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASC 606 was that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also required additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allowed for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method for contracts that were not completed as of January 1, 2018.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. These impacts were related to our WD Services segment, which has since met the criteria for classification as discontinued operations. Upon adoption of ASU 2014-09, the cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2018 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Current assets of discontinued operations	104,024	11,182	115,206

Liabilities
Current liabilities of discontinued operations	61,643	5,442	67,085
Noncurrent liabilities of discontinued operations	7,565	30	7,595

Equity
Retained earnings, net of tax	204,818	5,710	210,528

        The impact of applying the new revenue recognition guidance on the Company’s consolidated statement of operations for the year ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As Reported (1)	Pro forma as if the previous accounting guidance was in effect
Service revenue, net	$1,384,965	1,400,453
Service expense	1,253,608	1,300,091
Operating income	24,276	24,276
(1) Service expense reflects certain costs reclassified between “General and administrative expense” and “Service expense” in conjunction with the change in the Company’s organizational structure as described in Note 24, Segments.

There was no impact of applying the new revenue recognition guidance on the Company’s consolidated balance sheet at December 31, 2018, as any assets and liabilities impacted by the guidance were sold in the WD Services Sale. The comparative financial statements were not restated and continue to be reported under the accounting standards in effect for those periods.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718 – Compensation – Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.

•The Company calculates the fair value of stock options using the Black-Scholes or Monte Carlo option-pricing formula. The fair value of restricted stock awards or units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Forfeitures are recorded as they occur. The expense for stock-based compensation awards is amortized on a straight-line basis over the requisite service period, which is typically the vesting period.
•The Company records restricted stock units (“RSUs”) that may be settled by the holder in cash, rather than shares, as a liability and remeasures these liabilities at fair value at the end of each reporting period. Upon settlement of these awards, the cumulative compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on the Company’s stock price on the settlement date.
•Performance-based RSUs vest upon achievement of certain company specific performance conditions. On the date of grant, the Company determines the fair value of the performance-based award using the fair value of the Company’s Common Stock at that time and assesses whether it is probable that the performance targets will be achieved. If assessed as probable, the Company records compensation expense for these awards over the requisite service period. At each reporting period, the Company reassesses the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.
Income Taxes

Deferred income taxes are determined by the asset and liability method in accordance with ASC Topic 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. The Company establishes a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The net amount of deferred tax liabilities and assets, net of the valuation allowance, is presented as noncurrent in the Company's consolidated balance sheets.

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

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of December 31, 2019 and 2018, the Company had reserves of $4,333 and $3,900, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of December 31, 2019 and 2018 of $12,826 and $10,489, respectively, is classified as “Self-funded insurance programs" and “Other long-term liabilities” in the consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of December 31, 2019 and 2018 was $8,493 and $6,589, respectively, and is classified as “Other receivables” and “Other assets” in the consolidated balance sheets.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $300 per person, subject to an aggregating stop-loss limit of $400. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2019 and 2018, the Company had $1,864 and $2,201, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “Self-funded insurance programs” in the consolidated balance sheets.

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 23, Discontinued Operations, for a summary of discontinued operations related to prior years.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by taking net income (loss) attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings per share, see Note 16, (Loss) Earnings Per Share.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2019:

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

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. Under ASC 842, lessees are required to recognize a lease liability and right-of-use (“ROU”) asset for all leases (with the exception of short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the condensed consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components. At January 1, 2019, the Company recorded $23,165 and $24,491 of additional ROU leased assets and liabilities, respectively, on its consolidated balance sheet. The adoption did not have a material impact on the consolidated statement of operations. See Note 17, Leases and Service Commitments, for further information.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted this new rule during the quarter ended March 31, 2019 by including the condensed consolidated statements of stockholders’ equity.

Recent accounting pronouncements that the Company had not yet adopted as of December 31, 2019 are as follows:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 will supersede or clarify much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. ASU 2016-13 affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The adoption of this guidance on January 1, 2020 did not have an impact on the consolidated financial statements or disclosures and we do not expect the adoption of this guidance will have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes certain disclosures, modifies certain disclosures and added additional disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 requires certain disclosures to be applied on a retrospective basis and others on a prospective basis. The adoption of this guidance on January 1, 2020 did not have an impact on the consolidated financial statements or disclosures and we do not expect the adoption of this guidance will have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has elected to apply a prospective transition approach and will therefore apply the transition requirements to any eligible costs incurred after adoption. The Company adopted ASU 2018-15 on January 1, 2020. As of the reporting date, the Company has not incurred any material implementation costs associated with new projects entered into subsequent to the adoption date of January 1, 2020.

3.    Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers control of promised services to its customers and generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations and recognizes revenue over time instead of at points in time.

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers for the years ended December 31, 2019 and 2018 by contract type:

	Year Ended December 31,
	2019	2018
State Medicaid agency contracts	$736,030	$732,261
Managed care organization contracts	773,914	652,704
Total Service revenue, net	$1,509,944	$1,384,965

Capitated contracts	1,277,241	$1,096,822
Non-capitated contracts	232,703	288,143
Total Service revenue, net	$1,509,944	$1,384,965

During the years ended December 31, 2019 and 2018, the Company recognized $10,849 and $5,685, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.
Related Balance Sheet Accounts
The following table provides information about accounts receivable, net as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accounts receivable	$124,868	$101,340
Reconciliation contract receivable	61,481	48,270
Allowance for doubtful accounts	(5,933)	(1,854)
Accounts receivable, net	$180,416	$147,756

The following table provides information about other accounts included on the accompanying consolidated balance sheets:

	December 31, 2019	December 31, 2018
Accrued contract payments, included in “accrued expenses”	$15,706	$9,756
Deferred revenue, current	227	562
Deferred revenue, long-term, included in “other long-term liabilities”	758	963

During the years ended December 31, 2019 and 2018, $482 and $3,019 of deferred revenue, respectively, was recognized.
Practical Expedients, Exemptions and Other Matters
We do not incur significant sales commission expenses; however, those expenses that are incurred are expensed as incurred within general and administrative expense in the consolidated statements of operations.
The Company generally expects the period of time from when it transfers a promised service to a customer and when the customer pays for the service to be one year or less, and thus we do not have a significant financing component within our contracts with customers.
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

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$61,365	$5,678
Restricted cash, current	153	1,482
Cash associated with discontinued operations	155	2,321
Restricted cash, less current portion	—	2,886
Cash, cash equivalents and restricted cash	$61,673	$12,367

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. Current assets of discontinued operations principally reflects the cash position of WD Services operations in Saudi Arabia, which was not sold as part of the WD Services Sale. Such cash will be used to fund the shut-down costs of this operation as needed. See Note 23, Discontinued Operations, for further information on the WD Services sale.

5. Equity Investment

Matrix

As of December 31, 2019 and 2018, the Company owned a 43.6% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net loss (gain) of investee” in the accompanying consolidated statements of operations. During the year ended December 31, 2019, Matrix recorded asset impairment charges of $55,056. As of December 31, 2019, an evaluation under ASC 323, Investments—Equity Method and Joint Ventures, was performed to test if the equity method investment was impaired. The Company determined that the carrying value of the investment was not impaired.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2019 and 2018 totaled $130,869 and $161,503, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	December 31,
	2019	2018
Current assets	$64,221	$61,565
Long-term assets	631,007	719,450
Current liabilities	31,256	27,619
Long-term liabilities	351,380	373,159

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Revenue	$275,391	$282,067	$227,872
Operating (loss) income	(61,000)	(1,186)	11,870
Net (loss) income	(69,353)	(19,962)	26,665

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	December 31,
	2019	2018
Prepaid income taxes	$2,942	$35,207
Prepaid insurance	1,317	1,308
Prepaid rent	868	828
Other	5,815	6,824
Total prepaid expenses and other	$10,942	$44,167

7.    Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful			December 31,
	Life (years)			2019	2018
Computer and telecom equipment	3	—	5	$30,313	$29,883
Software	3	—	10	27,339	24,318
Leasehold improvements	Shorter of 7 years or lease term			8,290	8,078
Furniture and fixtures	5	—	10	1,711	1,942
Automobiles		5		3,931	3,666
Construction and development in progress		N/A		3,104	299
				74,688	68,186
Less accumulated depreciation				(51,445)	(45,221)
Total property and equipment, net				$23,243	$22,965

Depreciation expense from continuing operations was $10,582, $12,058 and $10,717 for the years ended December 31, 2019, 2018 and 2017, respectively.

Following the acquisition of Circulation, the Company determined it would not continue the development of the LCAD NextGen technology (“NextGen”). As a result, the Company recorded an asset impairment charge of $14,175 in the consolidated statement of operations for the year ended December 31, 2018.

8. Goodwill and Intangibles

Impairment

The Company did not record any goodwill or intangible asset impairment charges for continuing operations for the years ended December 31, 2019, 2018 and 2017.

Goodwill

There were no changes in goodwill from December 31, 2018 to December 31, 2019. Changes in goodwill were as follows for the period from December 31, 2017 to December 31, 2018:

NET Services
Balances at December 31, 2017
Goodwill	$191,215
Accumulated impairment losses	(96,000)
95,215

Acquisition of Circulation	40,001
Balances at December 31, 2018
Goodwill	231,216
Accumulated impairment losses	(96,000)
$135,216

The total amount of goodwill from continuing operations that was deductible for income tax purposes related to acquisitions as of December 31, 2019 and 2018 was $29 for each year.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following:

		December 31,
		2019		2018
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 - 15	$45,200	$(35,980)	$45,200	$(32,632)
Developed technology	5	14,100	(3,525)	14,100	(705)
Trademarks and trade names	3	200	(83)	200	(17)
Total		$59,500	$(39,588)	$59,500	$(33,354)

The weighted-average amortization period at December 31, 2019 for intangibles was 12.3 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was $6,234, $3,755 and $2,901 for the years ended December 31, 2019, 2018 and 2017, respectively.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2019:

Year	Amount
2020	$6,234
2021	6,101
2022	5,461
2023	2,116
2024	—
Total	$19,912

9.    Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued compensation and related liabilities	$8,941	$11,050
Accrued contract payments	15,706	9,756
Accrued cash settled stock-based compensation	3,282	3,719
Other	10,804	14,666
Total accrued expenses	$38,733	$39,191

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

A total of $4,263 in restructuring and related costs was incurred during the year ended December 31, 2019, related to the Organizational Consolidation. These costs include $2,418 of retention and personnel costs, $304 of stock-based compensation expense, $237 of depreciation and $1,304 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying consolidated statements of operations.

A total of $13,060 in restructuring and related costs was incurred on a cumulative basis through December 31, 2019 related to the Organizational Consolidation. These costs include $7,516 of retention and personnel costs, $2,035 of stock-based compensation expense, $673 of depreciation and $2,836 of other costs, primarily related to recruiting and legal costs.

Summary of Liability for Corporate and Other Restructuring and Related Charges

	January 1, 2019	Costs Incurred	Cash Payments	December 31, 2019
Retention and personnel liability	$1,956	$2,418	$(4,374)	$—
Other liability	398	1,308	(1,706)	—
Total	$2,354	$3,726	$(6,080)	$—

	January 1, 2018	Costs Incurred	Cash Payments	December 31, 2018
Retention and personnel liability	$—	$5,098	$(3,142)	$1,956
Other liability	—	1,532	(1,134)	398
Total	$—	$6,630	$(4,276)	$2,354

There was no restructuring liability as of December 31, 2019. The total restructuring liability at December 31, 2018 includes $2,124 classified as “Accrued expenses” and $230 classified as “Accounts payable” in the consolidated balance sheet.

11. Debt

At December 31, 2019, the Company's total finance lease obligations was $353. As of December 31, 2018, the Company had total capital lease obligations of $1,071. The Company has financial leases for information technology hardware and software with termination dates ranging from January 2019 through October 2020. The terms of the leases are between 12 and 36 months, with interest recorded at an incremental borrowing rate of 3.28%. At December 31, 2018, $1,894 represented the hardware and software under capital leases and $673 represented the related accumulated depreciation. Due to the adoption of ASC 842 on January 1, 2019, the Company recognizes capital lease and obligations as finance lease assets and liabilities. For more information on the adoption of ASC 842 and accounting for capital leases and obligations, see Note 17, Leases and Service Commitments.

The Company is a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. The Credit Agreement provides the Company with a $200,000 revolving credit facility (the “Credit Facility”), including a sub-facility of $25,000 for letters of credit. The Credit Facility currently expires on August 2, 2020.

As of December 31, 2019, the Company had no borrowings; however, had letters of credit outstanding in the amount of $13,523 under the Credit Facility. As a result, as of December 31, 2019, the Company’s available credit under the Credit Facility was $186,477. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

Interest on the outstanding principal amount of loans accrues, at the Company’s election, at a per annum rate equal to London Interbank Offered Rate ("LIBOR"), plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case, based on the Company’s consolidated leverage ratio.

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
All holders of the Company’s Preferred Stock are able to convert their Preferred Stock into shares of Common Stock at a rate of approximately 2.51 shares of Common Stock for each share of Preferred Stock. As of December 31, 2019, a total of 6,212 shares of Preferred Stock were converted into 15,568 shares of Common Stock.

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and commenced on April 1, 2015, and, if declared, begin to accrue on the first day of the applicable dividend period. PIK dividends, if applicable, accrue cumulatively on the same schedule as set forth above for cash dividends and are also compounded at the applicable annual rate on each applicable subsequent dividend date. Cash dividends on redeemable convertible preferred stock totaling $4,403, or $5.50 per share, $4,413, or $5.50 per share, and $4,418, or $5.50 per share, were distributed to convertible preferred stockholders for the years ended December 31, 2019, 2018 and 2017, respectively.

At the written election by holders of a majority in voting power of the outstanding shares of Preferred Stock, taken together and voting as a separate class but not as a separate series, upon the occurrence of a change of control that would, subject to certain exceptions, result in any person (other than the Coliseum Stockholders or any of their respective affiliates or a person acting as a group with Coliseum Stockholders or any of their respective affiliates) beneficially owning, directly or indirectly shares of the Company’s capital stock entitling such person to exercise 50% or more of the total voting power of all classes of voting stock of the Company (but solely in connection with a transaction that is a third-party tender offer that is publicly disclosed and approved (or recommended to the stockholders of the Company), all outstanding shares of Preferred

Stock automatically will be converted into a number of shares of Common Stock equal to the product obtained by multiplying the conversion rate then in effect by the number of shares of convertible preferred stock being converted, plus cash in lieu of fractional shares. Prior to the conversion of shares of convertible preferred stock in the event of a change of control as described in the preceding sentence, the Board will declare and the Company will pay a special cash dividend on each share of Preferred Stock in the amount of the liquidation preference per share then in effect.

The Preferred Stock is accounted for outside of stockholders’ equity as it may be redeemed upon certain change in control events that are not solely in the control of the Company. Dividends are recorded in stockholders’ equity and consist of the 5.5%/8.5% dividend. Certain other provisions apply in certain change in control events.

The following table summarizes the Preferred Stock activity for the years ended December 31, 2019 and 2018:

	Dollar Value	Share Count
Balance at December 31, 2017	$77,546	803,200
Conversion to common stock	(161)	(1,594)
Allocation of issuance costs	7	—
Balance at December 31, 2018	$77,392	801,606
Conversion to common stock	(284)	(2,818)
Allocation of issuance costs	12	—
Balance at December 31, 2019	$77,120	798,788

As of December 31, 2019 and 2018, the outstanding shares of Preferred Stock were convertible into 2,002,979 and 2,010,045 shares of Common Stock, respectively.

13.    Stockholders’ Equity

At December 31, 2019 and 2018 there were 18,073,763 and 17,784,769 shares of the Company’s Common Stock issued, respectively, including 5,088,782 and 4,970,093 treasury shares at December 31, 2019 and 2018, respectively.

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

The following table reflects the total number of shares of the Company’s Common Stock reserved for future issuance as of December 31, 2019:

Shares of common stock reserved for:
Exercise of stock options and restricted stock awards	729,601
Conversion of preferred stock to common stock	2,002,979
Total shares of common stock reserved for future issuance	2,732,580

Issuer Purchases of Equity Securities

On August 6, 2019, the Board authorized a new stock repurchase program under which the Company may repurchase up to $100,000 in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2019, at which time it expired. A total of 105,421 shares were repurchased under this program at approximately $5,988 during the year ended December 31, 2019.

Equity Award Withholding

During the years ended December 31, 2019, 2018 and 2017, the Company withheld 13,268, 5,242 and 19,556 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards and units. In addition, during the year ended December 31, 2018, the Company withheld 12,676 shares from employees to cover the settlement of income tax and related benefit withholding obligations and the exercise price upon the exercise of stock options. No shares were withheld during year ended December 31, 2019 for the exercise of stock options.

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

The following table summarizes the activity under the 2006 Plan as of December 31, 2019:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	1,306,243	639,412	90,189

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Service expense	$572	$200	$—
General and administrative expense	4,842	$8,787	$7,486
Equity in net loss (gain) of investees	—	137	76
(Loss) income from discontinued operations, net of tax	—	6	57
Total stock-based compensation	$5,414	$9,130	$7,619

Stock-based compensation included in General and administrative expense is related to the NET Services segment, except a select group of employees that are included within Service expense. The amount included in equity in net loss (gain) of investee is related to the Matrix Investment segment, as a member of Matrix management held Providence equity awards.

The amounts above exclude tax benefits of $1,402, $1,888 and $2,885 for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Options

The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes or Monte Carlo option-pricing formula based on the following assumptions for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019			2018			2017
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	27.5%	—	33.0%	26.5%	—	39.8%	19.5%	—	43.0%
Risk-free interest rate	1.6%	—	2.5%	2.3%	—	2.9%	1.0%	—	2.2%
Expected life of options (years)	1.8	—	5.3	1.3	—	6.5	0.3	—	6.5

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected stock price volatility was based on the Company’s historical data. The expected lives of options were based on the Company’s historical data, a simplified method for plain vanilla options, or a lattice model for more exotic options. The simplified method was used for plain vanilla options for which the Company did not have sufficient historical data to use in determining the expected life.

On December 2, 2019, the Board of the Company announced that on November 29, 2019, the Board appointed Daniel E. Greenleaf, as President and Chief Executive Officer of the Company and its subsidiary, effective December 11, 2019 ("Commencement Date"). In connection with his appointment, Mr. Greenleaf entered into an employment agreement ("Employment Agreement") with the Company that included equity awards effective as of the Commencement Date. The agreement provided for an award of stock options to acquire 67,090 shares of Company common stock at a price of $59.25, which was the closing price of the Company’s common stock on the grant date. Further, Mr. Greenleaf was granted additional awards of stock options to acquire 40,432 shares of Company common stock ("Premium Priced Options"), with the exercise price of each Premium Priced Option equal to one hundred fifteen percent (115%) of the closing price on the grant date, or an exercise price of $68.14. The options will vest ratably in equal installments on each of the first, second, third and fourth anniversaries of the Commencement Date.

On November 29, 2019, R. Carter Pate tendered his resignation as Interim Chief Executive Officer of the Company effective December 11, 2019. Following resignation, Mr. Pate continued to serve the Company as a Special Advisor to the President and Chief Executive Officer until the end of his contract term, December 31, 2019. As of December 31, 2019, Mr. Pate has 258,563 vested options at an average exercise price of $71.67, which will remain exercisable until April 8, 2021.

On September 20, 2019, the Company granted 88,264 stock options to executive management and key employees of the Company at an exercise price of $58.84, which was the closing price of the Company’s common stock on the grant date. The options will vest over 3.5 years with (i) 33.3% of the options vesting on March 15, 2021, (ii) 33.3% of the options vesting on March 15, 2022, and (iii) 33.4% of the options vesting on March 15, 2023. For certain employees, the options are subject to vesting over the period designated in the respective employee’s agreements. The options have an expiration date of September 20, 2024.

During the year ended December 31, 2019, the Company issued 219,054 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2019:

	Year ended December 31, 2019
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period, January 1	908,588	$61.44
Granted	203,586	61.25
Exercised	(219,054)	51.24
Forfeited/Canceled	(247,708)	63.35
Expired	(6,000)	11.72
Outstanding at end of period, December 31	639,412	$64.72	2.79	$1,151
Vested or expected to vest at end of period, December 31	639,412	$64.72	2.79	$1,151
Exercisable at end of period, December 31	321,694	$67.39	1.33	$758

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017
Weighted-average grant date fair value per share	$16.30	$15.08	$9.05
Options exercised:
Total intrinsic value	$3,204	$6,805	$2,010
Cash received	$11,142	$12,413	$1,921

Restricted Stock Awards

In connection with Daniel Greenleaf's Employment Agreement and in addition to the stock options discussed above, Mr. Greenleaf was provided restricted stock awards ("RSAs") covering 20,104 shares of Company common stock at a price of $59.25, which was the closing price of the Company’s Common Stock on the grant date. The restricted shares will vest ratably in equal installments on each of the first, second, third and fourth anniversaries of the Commencement Date.

On September 20, 2019, the Company granted 46,865 RSAs to executive management and key employees of the Company at a price of $58.84, which was the closing price of the Company’s common stock on the grant date. The RSAs will vest over 3.5 years with (i) 33.3% of the options vesting on March 15, 2021, (ii) 33.3% of the options vesting on March 15, 2022, and (iii) 33.4% of the options vesting on March 15, 2023. For certain employees, the RSAs are subject to vesting over the period designated in the respective employee’s agreements.

On February 1, 2019, the Company granted R. Carter Pate 23,317 shares of restricted stock representing a value of $1,500 based on the closing price per share of the Company's stock on the grant date which vested on December 31, 2019.

During the year ended December 31, 2019, the Company issued 57,838 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2018, 2017 and 2016 under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted Common Stock during the year ended December 31, 2019:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of period, January 1	47,328	$52.56
Granted	102,113	$61.49
Vested	(57,838)	$57.00
Forfeited or cancelled	(1,414)	$52.00
Non-vested at end of period, December 31	90,189	$59.84

As of December 31, 2019, there was $8,633 of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 1.76 years. The total fair value of stock options and RSAs vested was $6,913, $4,428 and $3,550 for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash Settled Awards

During the years ended December 31, 2019, 2018 and 2017, respectively, the Company issued 1,857, 2,017 and 3,097 stock equivalent units (“SEUs”), which settle in cash upon vesting, to Coliseum Capital Partners, L.P., in lieu of a grant to Christopher Shackelton, Chairman of the Board, for his service on the Board, which vest one-third upon each anniversary of the vesting date. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The Company recorded a benefit of $24 for SEUs during the year ended December 31, 2019 and $209 and $235 of expense for SEUs during the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2014, the Company issued 200,000 stock option equivalent units (“SOEUs”), with an exercise price of $43.81 per share, which settle in cash, to Coliseum Capital Partners, L.P in lieu of a grant to Christopher Shackelton, for other services rendered. All 200,000 SOEUs were outstanding and exercisable at December 31, 2019. No additional SOEUs were granted during the years ended December 31, 2019, 2018 and 2017. The Company recorded a benefit of $413 and $191 for SOEUs during the years ended December 31, 2019 and 2018, respectively, and an expense of $2,146 during the year ended December 31, 2017. The benefits and expense are included in “General and administrative expense” in the consolidated statements of operations. The fair value of the SOEUs was estimated as of December 31, 2019, 2018 and 2017 using the intrinsic value and the Black-Scholes option-pricing formula and amortized over the option’s graded vesting periods with the following assumptions:

	Year ended December 31,
	2019	2018			2017
Expected dividend yield	0.0%	0.0%			0.0%
Expected stock price volatility	30.8%	27.8%	—	30.6%	23.4%	—	32.1%
Risk-free interest rate	1.6%	2.5%	—	2.6%	1.8%	—	2.0%
Expected life of options (in years)	0.8	0.8	—	1.8	0.8	—	2.8

As of December 31, 2019 and 2018, the Company had a short-term liability of $3,282 and $3,719, respectively, in “Accrued expenses” in the consolidated balance sheets related to unexercised vested and unvested cash settled share-based payment awards. The cash settled share-based compensation expense in total excluded a tax benefit of $908 for the year ended December 31, 2017 and a tax benefit of $113 for year ended December 31, 2019. The cash settled share-based compensation expense in total excluded a tax expense of $4 for the year ended December 31, 2018. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of 0.8 years; however, the total expense for both SEUs and SOEUs will continue to be adjusted until the awards are settled.

Holdco Long-Term Incentive Plan

On August 6, 2015 (the “Award Date”), the Compensation Committee of the Board adopted the 2015 Holding Company LTI Program (“HoldCo LTIP”) under the 2006 Plan. Under the program, executives would receive shares of Common Stock based on the shareholder value created in excess of an 8.0% compounded annual return between the Award Date and December 31, 2017 (the “Extraordinary Shareholder Value”). The Award Date value was calculated on the basis of the Providence stock price equal to the volume weighted average of the common share price over the 90-day trading period ending on the Award Date. The Extraordinary Shareholder Value was calculated on the basis of the Company's stock price equal to the volume weighted average of the Common Stock price over the 90-day trading period ending on December 31, 2017. A pool for use in the allocation of awards was created equal to 8.0% of the Extraordinary Shareholder Value.

It was determined that no shares would be distributed under the Holdco LTIP as the calculation of the pool amount was zero. $4,738 of expense is included in “General and administrative expense” in the consolidated statements of operations for the year ended December 31, 2017.These awards were classified as equity and the fair value of the awards was calculated using a Monte-Carlo simulation valuation model. For employees that joined the Company in 2016, the fair value of the awards granted in 2016 were estimated using the following assumptions:

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

During 2017, the Company revised the structure of the NET Services long-term incentive plan. As a result, the Company finalized the amount payable under the plan at $2,956. The total value will be paid to the awarded participants per the terms of the original agreement and thus the remaining unamortized expense relating to this plan continues to be recognized over the remaining service period. For the years ended December 31, 2019, 2018, and 2017, an expense of $23, $253 and $816, respectively, is included in “General and administrative expense” in the consolidated statements of operations related to this plan. At December 31, 2019 and 2018, the liability for long-term incentive plans of the Company’s operating segments of $245 and $630, respectively, is reflected in “Accrued expenses” and “Other long-term liabilities” in the consolidated balance sheets.

The Board approved the LogistiCare 2017 Senior Executive LTI Plan (the “LogistiCare LTIP”) for executive management and key employees of NET Services during the three months ending March 31, 2018. The LogistiCare LTIP pays in cash, however up to 50% of the award may be paid in unrestricted stock if the recipient elects this option prior to the award payment date. The LogistiCare LTIP rewards participants based on certain measures of free cash flow and EBITDA results adjusted as specified in the plan document. The awards have a performance period of January 1, 2017 through December 31, 2019, with a payout date within two and a half months of the performance period end date. Payout is subject to the participant remaining employed by the Company on the payment date. The maximum amount that can be earned through the LogistiCare LTIP is $7,000. No expense has been incurred for this plan during the year ended December 31, 2019 and no amounts have been accrued, as the defined measures were not met.

In connection with the acquisition of Circulation, the Company established a management incentive plan (“MIP”). During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12,000 to the group of MIP participants. During the year ended December 31, 2019, the MIP was further amended to a total fixed payment of $2,720. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and the payout is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of December 31, 2019 and December 31, 2018, the Company has accrued $1,108 and $1,441, respectively, related to the MIP and reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

16.    (Loss) Earnings Per Share

The following table details the computation of basic and diluted (loss) earnings per share:

	Year ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to Providence	$966	$(18,981)	$53,369
Less dividends on convertible preferred stock	(4,403)	(4,413)	(4,418)
Less income allocated to participating securities	—	(1,863)	(6,315)
Net (loss) income available to common stockholders	$(3,437)	$(25,257)	$42,636

Continuing operations	$(9,356)	$11,953	$40,647
Discontinued operations	5,919	(37,210)	1,989
Net (loss) income available to common stockholders	$(3,437)	$(25,257)	$42,636

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,958,713	12,960,837	13,602,140
Effect of dilutive securities:
Common stock options	—	72,410	66,314
Performance-based restricted stock units	—	—	4,860
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	12,958,713	13,033,247	13,673,314

Basic (loss) earnings per share:
Continuing operations	$(0.72)	$0.92	$2.99
Discontinued operations	0.46	(2.87)	0.15
Basic (loss) earnings per share	$(0.26)	$(1.95)	$3.14
Diluted (loss) earnings per share:
Continuing operations	$(0.72)	$0.92	$2.97
Discontinued operations	0.46	(2.86)	0.15
Diluted (loss) earnings per share	$(0.26)	$(1.94)	$3.12

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2019	2018	2017
Stock options to purchase common stock	583,469	560,547	362,392
Convertible preferred stock	800,460	802,489	803,323

17.    Leases and Service Commitments

Subsequent to adoption of ASC 842:

Effective January 1, 2019, the Company adopted ASC 842 and recognized lease obligations and associated ROU assets for its existing non-cancelable operating leases. The Company has non-cancelable operating leases primarily associated with office space, related office equipment and other facilities.

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

To determine whether a contract contained a lease, the Company evaluated its contracts and verified that there was an identified asset and that the Company, or the tenant, had the right to obtain substantially all the economic benefits from the use of the asset throughout the contract term. If a contract was determined to contain a lease and the Company was a lessee, the lease was evaluated to determine whether it was an operating or financing lease.

The discount rate used for each lease was determined by estimating an appropriate incremental borrowing rate. In estimating an incremental borrowing rate, the Company considered the debt information, credit rating, and interest rate on the revolving credit facility, which is collateralized by the Company's assets. Accordingly, the Company continued discounting its remaining operating lease payments for calculating its lease liability using a rate of 5.25%. The Company applied this rate to its entire portfolio of leases on the basis that any adjustments to the rate for lease term or asset classification would not affect the interest rate charged under the debt or have a material effect on the discounted lease liability.

A summary of all lease classifications in our condensed consolidated balance sheet is as follows:

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease ROU assets	$20,095
Finance lease assets	Property and equipment, net (1)	555
Total leased assets		$20,650

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$6,730
Finance	Current portion of long-term obligations	308
Long-term:
Operating	Operating lease liabilities, less current portion	14,502
Finance	Long-term obligations, less current portion	45
Total lease liabilities		$21,585
(1) Finance leased assets have an accumulated amortization of $385.

As of December 31, 2019, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2020	$7,586	308	$7,894
2021	5,845	45	5,890
2022	4,869	—	4,869
2023	2,890	—	2,890
2024	1,330	—	1,330
Thereafter	830	—	830
Total lease payments	$23,350	$353	$23,703
Less: interest and accretion	(2,118)	—	(2,118)
Present value of minimum lease payments	$21,232	$353	$21,585
Less: current portion	(6,730)	(308)	(7,038)
Long-term portion	$14,502	$45	$14,547

As of December 31, 2018, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases	Total
2019	$8,825	$718	$9,543
2020	6,452	308	6,760
2021	4,594	45	4,639
2022	3,801	—	3,801
2023	1,767	—	1,767
Thereafter	1,600	—	1,600
Total lease payments	$27,039	$1,071	$28,110

Lease terms and discount rates are as follows:

December 31, 2019
Weighted-average remaining lease term (years):
Operating lease costs	3.68
Finance lease cost	1.34
Weighted-average discount rate:
Operating lease costs	5.25%
Finance lease cost	3.28%

For the year ended December 31, 2019, our operating lease cost was $10,560 and is primarily included in "Service expense” on our accompanying consolidated statements of operations. A summary of other lease information is as follows:

Year Ended December 31, 2019
Financing cash flows from finance leases	$(718)
Operating cash flows from operating leases	(10,919)
Amortization of operating leased ROU assets to the operating lease liability	10,133
ROU assets obtained through operating lease liabilities	6,787

Prior to adoption of ASC 842:
In 2018, the Company had non-cancelable contractual obligations in the form of operating leases for office space, related office equipment and other facilities. The leases expired in various years and generally provided for renewal options. In the normal course of business, it was expected that these leases would be renewed or replaced by leases on other properties.

Certain operating leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Several of these lease agreements contained provisions for periods in which rent payments were reduced. The total amount of rental payments due over the lease term was being charged to rent expense on a straight-line basis over the term of the lease. The cumulative difference between rent expense recorded and the amount paid, for continuing operations, as of December 31, 2018 and 2017 was $2,115 and $2,209, respectively, and was included in “Accrued expenses” for the short-term obligations and “Other long-term liabilities” for the long-term obligations in the consolidated balance sheets.

Prior to the adoption of ASC 842, future minimum payments under non-cancelable operating leases for equipment and property with initial terms of one year or more consisted of the following at December 31, 2018:

Operating
Leases
2019	$8,825
2020	6,452
2021	4,594
2022	3,801
2023	1,767
Thereafter	1,600
Total future minimum lease payments	$27,039

Rent expense for continuing operations related to operating leases was $10,960 and $10,250 for the years ended December 31, 2018 and 2017, respectively. Also, the lease agreements generally required the Company to pay executory costs such as real estate taxes, insurance, and repairs, which were recorded to expense as incurred.

Service Commitments

The Company entered into a contract related to transportation services that includes a minimum volume requirement. If the Company does not utilize the minimum level of services specified in the agreement, a penalty provision applies. Future minimum payments under the service commitments consisted of the following at December 31, 2019:

Service
Commitment
2020	4,782
2021 - 2022	3,539
Total future minimum payments	$8,321

18.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all employees of its NET Services’ operating segment and corporate personnel. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over 5 years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to the plan for continuing operations were $342, $340 and $304, for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company also maintains a Deferred Compensation Rabbi Trust Plan for highly compensated employees. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. Additional information is included in Note 20, Commitments and Contingencies.

19.    Income Taxes

The federal and state tax provision is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax (benefit) expense:
Current	$(371)	$3,462	$19,011
Deferred	(1,166)	(1,157)	(19,762)
Total federal income tax (benefit) expense	(1,537)	2,305	(751)

State income tax expense (benefit):
Current	2,562	2,113	4,048
Deferred	(1,598)	266	706
Total state income tax expense	964	2,379	4,754
Total (benefit) provision for income taxes	$(573)	$4,684	$4,003

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rates	21.0%	21.0%	35.0%
Federal income tax at statutory rates	$(1,160)	$4,812	$19,281
Revaluation of net deferred tax liabilities due to U.S. tax reform	—	(286)	(19,304)
U.S. tax reform impact on equity income of investees	—	—	(1,646)
Change in valuation allowance	10	36	177
Change in uncertain tax positions	181	108	7
State income taxes, net of federal benefit	721	1,843	3,157
Non-taxable income	(93)	—	—
Compensation expense	606	235	—
Stock-based compensation	(101)	76	3,400
Meals and entertainment	81	74	99
Transaction costs	—	263	159
Gain on remeasurement of cost method investment	—	(1,381)	—
Tax credits	(858)	(1,208)	(354)
Legal expense	—	—	(805)
Other	40	112	(168)
(Benefit) provision for income taxes	$(573)	$4,684	$4,003
Effective income tax rate	10.4%	20.4%	7.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities of continuing operations are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$14,357	$19,485
Capital loss carryforward	1,406	1,072
Tax credit carryforwards	792	840
Accounts receivable allowance	1,497	227
Accrued items and reserves	2,854	6,817
Stock-based compensation	1,276	1,480
Deferred rent	476	543
Deferred revenue	207	272
Other	68	773
Total deferred tax assets	22,933	31,509
Deferred tax liabilities:
Deferred financing costs	—	12
Prepaids	1,766	900
Property and equipment depreciation	3,404	3,492
Goodwill and intangibles amortization	5,312	6,944
Equity investment	32,774	40,577
Total deferred tax liabilities	43,256	51,925
Deferred tax liabilities, net of deferred tax assets	(20,323)	(20,416)
Less valuation allowance	(2,584)	(2,633)
Net deferred tax liabilities	$(22,907)	$(23,049)

At December 31, 2019, the Company had approximately $63,055 of federal net operating loss carryforwards which can be carried forward indefinitely. In addition, at December 31, 2019, the Company had approximately $20,453 of state net operating loss carryforwards which expire as follows:

2023	$2,141
2028 and thereafter	18,312
Total state net operating loss carryforwards	$20,453

Approximately $10,500 of the U.S. and state net operating loss carryforwards relate to Circulation, Inc. pre-acquisition tax periods and are subject to change of ownership limitations on their use. These limitations are not expected to restrict the ultimate use of these loss carryforwards.

Realization of the Company’s net operating loss carryforwards is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, to the extent they are not covered by a valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net change in the total valuation allowance for the year ended December 31, 2019 was a decrease of $49, of which $10 related to an increase from current operations and $59 related to a decrease from discontinued operations. The valuation allowance of $2,584 includes amounts for state net operating loss, capital loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

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

Unrecognized Tax Benefits

The Internal Revenue Service is currently auditing our consolidated U.S. income tax returns for 2015-2018 due to the large refunds (total of $30,570) received from the loss on the WD Services sale. In addition, we are being examined by various states and by the Saudi Arabian tax authorities. All known adjustments have been fully reserved.

The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $60, $47 and $65, respectively, in interest and penalties from continuing operations. The Company had approximately $163 and $109, for the payment of penalties and interest of continuing operations accrued as of December 31, 2019, and 2018, respectively.

A reconciliation of the liability for unrecognized income tax benefits for continuing operations is as follows:

	December 31,
	2019	2018	2017
Unrecognized tax benefits, beginning of year	$1,222	$1,115	$1,108
Increase related to prior year tax positions	133	104	22
Increase related to current year tax positions	128	160	101
Statute of limitations expiration	(80)	(157)	(116)
Unrecognized tax benefits, end of year	$1,403	$1,222	$1,115

The entire ending balance in unrecognized tax benefits of $1,403 as of December 31, 2019 would reduce tax expense and our effective tax rate. The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2015 to 2018.

20.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of the Company.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators were employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company filed a motion to dismiss the Complaint on April 22, 2019, and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action. On September 6, 2019, Ms. Patel amended her complaint to add Provado Mobile Health, a Company subsidiary, as a party to the suit. The Company and Provado Mobile Health have removed the case to the U.S. District Court, Eastern District of California. No amounts have been accrued for any potential losses under this matter, as management cannot reasonably predict the outcome of the litigation or any potential losses. The Company and its subsidiary intend to defend the litigation vigorously. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, the Company does not expect the case to have a material adverse effect on the Company’s business, financial condition or results of operations.

In Lynch v. Ride Plus et al., a putative class action lawsuit pending in the Superior Court for the County of San Diego, California, a former Ride Plus driver (trade name for Provado Mobile Health, a Company subsidiary) has sought to represent all Ride Plus drivers in California on claims identical to the Patel action. This suit has only recently been served on Provado Mobile Health. Provado Mobile Health plans to remove the case to federal court and combine it with the Patel action or move to stay it while the Patel action is pending, since the two actions cover the same subject matter. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiff will succeed in getting the court to certify a class, whether the plaintiff and the class, if certified, will prevail on their claims, or what they may recover.

On April 1, 2019, a purported class action was filed against LogistiCare in Texas alleging that the Company’s policy with respect to timekeeping for hourly employees constituted violations of the federal Fair Labor Standards Act (“FLSA”), as well as wage and hour laws in South Carolina and Texas. Plaintiffs filed a motion for conditional certification on a nationwide basis, which LogistiCare contested. The court granted the conditional certification motion on January 22, 2020. The Company filed an appeal of the conditional certification order. The Company also plans to vigorously contest the allegations on the merits as the plaintiffs have mischaracterized the method by which employees clock in to work. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiffs will prevail on their claims, or what they might recover.

Indemnifications

The Company provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. Certain representations made by the Company in the related Membership Interest Purchase Agreement (the “Purchase Agreement”) including tax representations, survive until the expiration of applicable statutes of limitation. Molina and the Company entered into a settlement agreement regarding indemnification claims by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division, against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. In 2019, the Company has recovered a portion of the settlement through insurance coverage.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016.  The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survive through the 36th month following the closing date.  The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survive until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at December 31, 2019.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018.  The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date. The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at December 31, 2019.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of December 31, 2019 collectively held approximately 6.7% of the Company’s outstanding common stock and approximately 95.9% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NET Services as of December 31, 2019. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $2,323 and $1,982 at December 31, 2019 and 2018, respectively.

21.    Transactions with Related Parties

Convertible preferred stock dividends earned by the Coliseum Stockholders during the years ended December 31, 2019, 2018, and 2017 totaled $4,213 each year.
22. Acquisitions

During 2017, the Company made an equity investment in Circulation, which was accounted for as a cost method investment. On September 21, 2018, the Company’s subsidiary, LogistiCare, acquired all of the outstanding equity of Circulation, which offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation enables administration of transportation benefits, proactively monitors for fraud, waste and abuse, and integrates all transportation capabilities (e.g. outsourced transportation, owned fleets, and other medical logistics services), while emphasizing patient convenience and satisfaction. Circulation’s proprietary platform simplifies ordering, improves reliability and efficiency, and reduces transportation spend. The Company believes the acquisition advances the Company's central mission of reducing transportation as a barrier to healthcare and will help deliver a differentiated user experience and provide a core technology and analytics platform that better positions the Company for growth.

The purchase price was comprised of cash consideration of $45,123 paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than Providence. Per the terms of the Agreement and Plan of Merger (the “merger agreement”), dated as of September 14, 2018, by and among LogistiCare, the Company, Catapult Merger Sub, a wholly-owned subsidiary of LogistiCare (“Merger Sub”), Circulation and Fortis Advisors LLC, as the representative of Circulation’s equity holders, Providence assumed certain unvested Circulation stock options under similar terms and conditions to the existing option awards previously issued by Circulation. The merger agreement also required $1,000 to be paid three years after the closing date of the transaction to each of the two co-founders of Circulation subject to their continued employment or provision of consulting services to the Company. This requirement was reduced in 2019 to one co-founder of

Circulation as the other co-founder is no longer with the Company. The value of the options assumed and co-founder hold back is accounted for as compensation, over the relevant vesting period, as such amounts are tied to future service conditions.

The Company’s initial investment in Circulation was $3,000 in July 2017 to acquire a minority interest. As a result of the transactions pursuant to the merger agreement, the fair value of this pre-acquisition interest increased to $9,577, and thus the Company recognized a gain of $6,577. This gain was recorded as “Gain on remeasurement of cost method investment” on the Company’s consolidated statement of operations for the year ended December 31, 2018. The Company determined the fair value of its pre-acquisition equity interest by multiplying the number of shares it held in Circulation pre-acquisition by the per-share consideration validated by reference to the total merger consideration agreed to with other unrelated equity holders in Circulation.

The Company incurred acquisition and related costs for this acquisition of $1,729 during the year ended December 31, 2018. These expenses were primarily included in general and administrative expenses in the consolidated statements of operations.

The purchase price of Circulation was calculated as follows:

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

None of the acquired goodwill is deductible for tax purposes.

The fair value of intangible assets was as follows:

	Type	Life	Value
Customer relationships	Amortizable	3 years	$1,400
Trademarks and trade names	Amortizable	3 years	200
Developed technology	Amortizable	5 years	14,100
			$15,700
The amounts of Circulation’s revenue and net income included in the Company’s consolidated statement of operations for the year ended December 31, 2018, and the unaudited pro forma revenue and net (loss) income attributable to Providence of the combined entity had the acquisition date been January 1, 2017, were:

	Year Ended December 31, 2018
Actual Circulation:
Revenue	$2,205
Net loss	(2,108)

	Year Ended December 31,
	2018	2017
Pro forma:
Revenue	$1,388,203	$1,319,195
Net (loss) income attributable to Providence	(21,541)	49,097
Diluted (loss) earnings per share	$(2.11)	$2.85
The pro forma information above for the year ended December 31, 2018 included the elimination of acquisition related costs. Adjustments for all periods included expensing the incentive for two co-founders to be paid upon continuing employment, amortization expense based on the estimated fair value and useful lives of intangible assets and related tax effects. The pro forma financial information was not necessarily indicative of the results of operations that would have occurred had the transaction been affected on January 1, 2017.

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

The total cash consideration of the sale was $46,450, with the buyer retaining existing WD Services cash of $20,993. In addition to the purchase consideration, the Company expects to realize cash tax benefits of approximately $52,877 from the transaction, of which $37,433 ($30,822 of refunds and $6,611 of avoided payments) have been realized as of December 31, 2019. The remaining cash tax benefit of $15,444 is expected to be realized as an offset to tax payments over the following two years, based upon the Company’s current estimate of taxable income. In addition, $867 of benefits related to capital loss carryforwards is available, which amount was reserved as of December 31, 2019.

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France, its WD Services operation in France, for a de minimis amount. The sale was effective on July 17, 2018, after court approval.

On September 29, 2017, the Company and Mission Australia completed the sale of 100% of the stock of Mission Providence, a joint venture in the WD Services segment, pursuant to a share sale agreement. Upon the sale of Mission Providence, the Company received AUD 20,184, or $15,823 of proceeds, for its equity interest, net of transaction fees. Subsequently, a working capital adjustment was finalized in December 2017 resulting in the return of $229 of the proceeds. The related gain on sale of Mission Providence totaling $12,377 is recorded as “(Loss) income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the year ended December 31, 2017. Summary financial information for Mission Providence on a standalone basis for the nine months ended September 30, 2017 were as follows:

Nine months ended September 30, 2017
Revenue	$30,125
Operating loss	(1,765)
Net loss	(1,934)

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

The Company has continuing involvement with Matrix through its ownership of 43.6% of the equity interests in Matrix as of December 31, 2019, as well as through a management consulting agreement, not to exceed ten years. Prior to the Matrix Transaction, the Company owned 100% of the equity interest in Matrix. Subsequent to the Matrix Transaction, the Company accounts for its investment in Matrix under the equity method of accounting. The Company’s share of Matrix’s gains and losses subsequent to the Matrix Transaction, which totaled a loss of $29,685, a loss of $6,158 and a gain of $13,445, are recorded as “Equity in net loss (gain) of investee” in its consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. Matrix’s pretax loss for the years ended December 31, 2019, 2018 and 2017 totaled $85,902, $27,128 and $2,948, respectively. There have been no cash inflows or outflows from or to Matrix subsequent to the closing of the Matrix Transaction, other than the working capital adjustments discussed above and management and advisory fees associated with its ongoing relationship with Matrix, of which $1,033 and $2,271 were received during the years ended December 31, 2019 and 2018, respectively. Management fees receivable of $175 and $259 are included in “Other receivables” in the consolidated balance sheets at December 31, 2019 and 2018, respectively.

Human Services Segment

On September 3, 2015, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment. On November 1, 2015, the Company completed the sale of its Human Services segment. During the years ended December 31, 2019, 2018 and 2017, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings.

Results of Operations

The following table summarizes the results of operations classified as income (loss) from discontinued operations, net of tax, for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative (income)	$(6,941)	$(2,652)	$(9,593)
Total operating income	(6,941)	(2,652)	(9,593)
Operating income	6,941	2,652	9,593

Other expenses:
Income from discontinued operations before income taxes	6,941	2,652	9,593
Provision for income taxes	(940)	(2,734)	(3,674)
Income (loss) from discontinued operations, net of tax	$6,001	$(82)	$5,919

	Year ended December 31, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$264,553	$264,553

Operating expenses:
Service expense	—	248,824	248,824
General and administrative (income) expense	(495)	26,895	26,400
Asset impairment charge	—	9,203	9,203
Depreciation and amortization	—	11,864	11,864
Total operating (benefit) expenses	(495)	296,786	296,291
Operating income (loss)	495	(32,233)	(31,738)

Other expenses:
Interest expense, net	—	35	35
Gain on foreign currency transactions	—	(388)	(388)
Other gain	—	(87)	(87)
Income (loss) from discontinued operations before gain on disposition and income taxes	495	(31,793)	(31,298)
Loss on disposition	—	(53,692)	(53,692)
(Provision) benefit for income taxes	(545)	48,482	47,937
Loss from discontinued operations, net of tax	$(50)	$(37,003)	$(37,053)

The loss on disposition in the table above includes the reclassification of translation loss realized upon sale of subsidiaries of $29,973. The benefit for income taxes in the table above for the WD Services segment includes tax benefits on the WD Services Sale of $51,861 and income tax expense on WD Services operations of $3,379.

Asset impairment charges

In connection with classifying the assets and liabilities of Ingeus France as held for sale during the year ended December 31, 2018, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9,203 was recorded during the year ended December 31, 2018 and is included in “Asset impairment charge” in the table above.

Loss on disposition, net of tax

The total loss on disposition, net of tax, related to the sale of WD Services subsidiaries during the year ended December 31, 2018 is calculated as follows:

Total cash received, net of transaction costs and cash sold	$12,780
Total WD Services net asset value as of transaction date, net of cash sold	(36,499)
Income tax benefit	51,861
Gain on sale before reclassification of currency translation, net of tax	28,142
Adjustment for reclassification of currency translation	(29,973)
Loss on disposition, net of tax	$(1,831)

	Year ended December 31, 2017
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Service revenue, net	$—	$305,662	$305,662

Operating expenses:
Service expense	—	265,417	265,417
General and administrative expense	9,674	28,845	38,519
Depreciation and amortization	—	12,851	12,851
Total operating expenses	9,674	307,113	316,787
Operating loss	(9,674)	(1,451)	(11,125)

Other expenses:
Interest expense, net	—	74	74
Equity in net loss of investees	—	1,391	1,391
Gain on sale of equity investment	—	(12,377)	(12,377)
Loss on foreign currency transactions	—	345	345
(Loss) income from discontinued operations before income taxes	(9,674)	9,116	(558)
Benefit for income taxes	3,691	(398)	3,293
(Loss) income from discontinued operations, net of tax	$(5,983)	$8,718	$2,735

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2019 and 2018. Amounts as of December 31, 2019 and 2018 represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services Sale.

	December 31,
	2019	2018
Cash and cash equivalents	$155	$2,321
Accounts receivable, net of allowance of $0 in 2019 and $3,460 in 2018	—	4,316
Prepaid expenses and other	—	414
Current assets of discontinued operations	$155	$7,051

Accounts payable	$17	$486
Accrued expenses	1,414	2,771
Current liabilities of discontinued operations	$1,431	$3,257

Cash Flow Information

The following table presents depreciation, amortization, capital expenditures and significant operating noncash items of the discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Deferred income taxes	$3,165	$(330)	$2,835

	For the year ended December 31, 2018
	Human Services Segment	WD Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$—	$6,711	$6,711
Amortization	—	5,153	5,153
Stock-based compensation	—	6	6
Deferred income taxes	419	(74)	345

Cash flows from discontinued investing activities:
Purchase of property and equipment	$—	$6,725	$6,725

	For the year ended December 31, 2017
	HA Services Segment	WD Services Segment	Total Discontinued Operations

Cash flows from discontinued operating activities:
Depreciation	$—	$7,825	$7,825
Amortization	—	5,026	5,026
Stock-based compensation	—	57	57
Deferred income taxes	(3,433)	(507)	(3,940)

Cash flows from discontinued investing activities:
Purchase of property and equipment	$—	$4,527	$4,527

24.    Segments

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

We have reclassified prior period segment amounts to conform to the current presentation, which are summarized as follows:

	Year Ended December 31, 2018
	As Previously Reported	Segment Reclassification	Other Reclassification (Note 1)	As Reported
Service expense:
NET Services	$1,285,029	$(426)	$(30,995)	$1,253,608
Corporate and Other	(426)	426	—	—
General and administrative:
NET Services	14,247	31,851	30,995	77,093
Corporate and Other	31,851	(31,851)	—	—
Depreciation and amortization:
NET Services	15,026	787	—	15,813
Corporate and Other	787	(787)	—	—
Operating income (loss):
NET Services	56,488	(32,212)	—	24,276
Corporate and Other	(32,212)	32,212	—	—

	Year Ended December 31, 2017
	As Previously Reported	Segment Reclassification	Other Reclassification (Note 1)	As Reported
Service expense:
NET Services	$1,227,426	$(3,799)	$(26,416)	$1,197,211
Corporate and Other	(3,799)	3,799		—
General and administrative:
NET Services	11,779	31,712	26,416	69,907
Corporate and Other	31,712	(31,712)	—	—
Depreciation and amortization:
NET Services	13,275	343	—	13,618
Corporate and Other	343	(343)	—	—
Operating income (loss):
NET Services	65,740	(28,256)	—	37,484
Corporate and Other	(28,256)	28,256	—	—

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$1,509,944	$—	$1,509,944

Service expense	1,401,152	—	1,401,152
General and administrative expense	67,244	—	67,244
Depreciation and amortization	16,816	—	16,816
Operating income	$24,732	$—	$24,732

Equity in net loss of investee	$—	$29,685	$29,685
Investment in equity method investee	$—	$130,869	$130,869
Total assets	$466,357	$130,869	$597,226

	Year Ended December 31, 2018
	NET Services	Matrix Investment	Total
Service revenue, net	$1,384,965	$—	$1,384,965

Service expense	1,253,608	—	1,253,608
General and administrative expense	77,093	—	77,093
Asset impairment charge	14,175	—	14,175
Depreciation and amortization	15,813	—	15,813
Operating income	$24,276	$—	$24,276

Equity in net loss of investee	$—	$6,158	$6,158
Investment in equity method investee	$—	$161,503	$161,503
Total assets	$401,091	$161,503	$562,594

	Year Ended December 31, 2017
	NET Services	Matrix Investment	Total
Service revenue, net	$1,318,220	$—	$1,318,220

Service expense	1,197,211	—	1,197,211
General and administrative expense	69,907	—	69,907
Depreciation and amortization	13,618	—	13,618
Operating income	$37,484	$—	$37,484

Equity in net gain of investee	$—	$(13,445)	$(13,445)
Investment in equity method investee	$—	$169,699	$169,699
Total assets	$356,539	$169,699	$526,238

Customer Information

Of the Company’s consolidated revenue, 12.7%, 12.6% and 13.8% was derived from one U.S. state Medicaid program for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, substantially all of the Company’s revenues are generated from domestic governmental agencies or entities that contract with governmental agencies.

25.    Quarterly Results (Unaudited)

The quarterly consolidated financial statements presented below reflect WD Services and Human Services as discontinued operations for all periods presented:

	Quarter ended
	March 31, 2019	June 30, 2019	September 30, 2019 (1)	December 31, 2019 (2)

Service revenue, net	$367,815	$363,911	$393,385	$384,833
Operating income (loss)	3,441	(3,250)	16,987	7,554
Income (loss) from continuing operations, net of tax	1,314	(3,409)	8,580	(11,438)
(Loss) income from discontinued operations, net of tax	(732)	1,697	(426)	5,380
Net income (loss) attributable to Providence	582	(1,712)	8,154	(6,058)
Earnings (loss) per common share (Note 16):
Basic	$(0.04)	$(0.22)	$0.47	$(0.55)
Diluted	$(0.04)	$(0.22)	$0.47	$(0.55)

(1)Operating income was positively impacted by retroactive rate changes.

(2)Loss from continuing operations, net of tax was negatively impacted by the Company's investment in Matrix. Matrix recorded asset impairment of $55,056 for which the Company recorded its proportional share.

	Quarter ended
	March 31, 2018	June 30, 2018 (1)(2)	September 30, 2018 (3)	December 31, 2018 (4)

Service revenue, net	$336,696	$343,736	$343,771	$360,762
Operating income (loss)	12,103	3,431	9,435	(693)
Income (loss) from continuing operations, net of tax	7,423	1,964	10,295	(1,454)
Loss from discontinued operations, net of tax	(1,697)	(13,366)	(2,964)	(19,026)
Net income (loss) attributable to Providence	5,430	(11,215)	7,154	(20,350)
Earnings (loss) per common share (10):
Basic	$0.27	$(0.95)	$0.41	$(1.67)
Diluted	$0.27	$(0.94)	$0.40	$(1.67)
(1)Operating income in the quarter ending June 30, 2018 was negatively impacted by higher transportation costs on a per trip basis as NET Services saw a shift in service mix to higher cost modes of transportation and higher average mileage per trip.

(2)Due to the disposition of Ingeus France in July 2018, the carrying value of its assets and liabilities were reduced to their estimated fair value less selling costs during the quarter ending June 30, 2018. As a result, an impairment charge of $9,203 was recorded during the quarter ending June 30, 2018, which is included in (loss) income from discontinued operations, net of tax.

(3)During the quarter ending September 30, 2018, the Company acquired all of the outstanding equity of Circulation. The Company’s initial investment in Circulation was $3,000. As a result of the transaction, the fair value of this pre-acquisition interest increased to $9,577, and thus the Company recognized a gain of $6,577.

(4)(Loss) income from discontinued operations, net of tax in the quarter ending December 31, 2018, includes a loss on the disposition of substantially all of the WD Services segment of $1,056, net of tax. This sale was completed on December 21, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2019). Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") under the captions "Election of Directors," "Corporate Governance" and "Delinquent Section 16(a) Reports"; provided that if our 2020 Proxy Statement is not filed on or before April 30, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2020 Proxy Statement under the captions "Executive Compensation" and "Corporate Governance"; provided that if our 2020 Proxy Statement is not filed on or before April 30, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from our 2020 Proxy Statement under the captions "Corporate Governance" and "Voting Securities of Certain Beneficial Owners and Management"; provided that if our 2020 Proxy Statement is not filed on or before April 30, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from our 2020 Proxy Statement under the sub-captions "Certain Relationships and Related Party Transactions" and "Independence of the Board" under the caption "Corporate Governance"; provided that if our 2020 Proxy Statement is not filed on or before April 30, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from our 2020 Proxy Statement under the caption "Independent Registered Public Accountants"; provided that if our 2020 Proxy Statement is not filed on or before April 30, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•Consolidated Balance Sheets at December 31, 2019 and 2018;
•Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; and
•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2019:
Allowance for doubtful accounts	$1,854	$3,220	$1,090	$231	(1)	$5,933

Year Ended December 31, 2018:
Allowance for doubtful accounts	$5,262	$338	$(523)	$3,223	(1)	$1,854

Year Ended December 31, 2017:
Allowance for doubtful accounts	$5,164	$765	$(537)	$130	(1)	$5,262
Notes:

Schedule above has been recast from prior year to exclude activity related to discontinued operations.

(1)Write-offs, net of recoveries.

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

4.2*	Description of the registrant's securities registered pursuant to Section 12 of the Exchange Act.

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

10.9
Sixth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of July 12, 2019, among The Providence Service Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on July 17, 2019).

10.10+
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

10.12+
Amendment No. 1 to The Providence Service Corporation Non-Qualified Stock Option Agreement, dated May 1, 2018, between The Providence Service Corporation and R. Carter Pate (Incorporated by reference from an exhibit to the registrant's Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.13+
Employment Agreement, dated August 18, 2018, by and among The Providence Service Corporation, LogistiCare Solutions, LLC and Kevin M. Dotts (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 22, 2018).

10.14
Employment Agreement, dated August 8, 2019, by and among The Providence Service Corporation, Logisticare Solutions, LLC and Kathryn Stalmack (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

10.15+
Employment Agreement dated November 29, 2019,by and among the Company, LogistiCare and Daniel E. Greenleaf (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2019).

10.16+
Employment Agreement dated December 28, 2017 by and among LogistiCare and Suzanne Smith (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 9, 2019).

10.17+
The Providence Service Corporation 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference from an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 14, 2016).

10.18+
Form of Restricted Stock Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.19+	Form of Stock Option Agreements (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.20+	Form of Special Incentive Stock Option Award Agreement (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.21+	Form of Matching Incentive Stock Option Award Agreement (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 11, 2015).

10.22
Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated as of October 19, 2016 (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

10.23
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated February 16, 2018 (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.24+
Form of Matching Stock Option Agreement (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017).

10.25+	Form of Stock Option Agreement (Incorporated by reference from an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).
10.26+	The Providence Service Corporation Employee Retention Plan (Incorporated by reference from an exhibit to the registrant’s current report on Form 8-K filed with the SEC on April 11, 2018).
10.27
Registration Indemnification Agreement, dated May 9, 2018, between The Providence Service Corporation, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC - Series A (Incorporated by reference from an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.28+
Form of Deferred Share Unit Agreement (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 8, 2018).

10.29+
Form of Amendment to Retention Letter under The Providence Service Corporation Employee Retention Plan (Incorporated by reference from an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 8, 2018).

10.30+
Form of Restricted Stock Agreements (Incorporated by reference from an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

10.31+
Form of Stock Option Agreements (Incorporated by reference from an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Deloitte & Touche LLP (Mercury Parent, LLC financial statements).
31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.
99.1*	Financial Statements of Mercury Parent, LLC.
101. INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer

Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DANIEL E. GREENLEAF	Chief Executive Officer and Director	February 27, 2020
Daniel E. Greenleaf	(Principal Executive Officer)

/S/ KEVIN DOTTS	Chief Financial Officer	February 27, 2020
Kevin Dotts	(Principal Financial Officer)

/S/ SUZANNE G. SMITH	Chief Accounting Officer	February 27, 2020
Suzanne G. Smith	(Principal Accounting Officer)

/S/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	February 27, 2020
Christopher S. Shackelton

/S/ TODD J. CARTER	Director	February 27, 2020
Todd J. Carter

/S/ DAVID A. COULTER	Director	February 27, 2020
David A. Coulter

/S/ RICHARD A. KERLEY	Director	February 27, 2020
Richard A. Kerley

/S/ LESLIE V. NORWALK	Director	February 27, 2020
Leslie V. Norwalk

/S/ FRANK J. WRIGHT	Director	February 27, 2020
Frank J. Wright