Form 10-Q
period 2020-03-31
PROVIDENCE SERVICE CORP
filed 2020-05-07
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

N/A
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

As of May 4, 2020, there were outstanding 12,913,960 shares (excluding treasury shares of 5,278,684) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,371	$61,365
Accounts receivable, net of allowance of $6,760 in 2020 and $5,933 in 2019	172,050	180,416
Other receivables	3,672	3,396
Prepaid expenses and other	32,555	10,942
Restricted cash	73	153
Current assets of discontinued operations	33	155
Total current assets	462,754	256,427
Operating lease right-of-use assets	18,693	20,095
Property and equipment, net	22,586	23,243
Goodwill	135,216	135,216
Intangible assets, net	18,353	19,911
Equity investment	128,098	130,869
Other assets	11,415	11,620
Total assets	$797,115	$597,381
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$162,000	$—
Current portion of finance lease liabilities	276	308
Accounts payable	38,469	9,805
Current portion of operating lease liabilities	6,737	6,730
Accrued expenses	46,361	38,733
Accrued transportation costs	67,778	87,063
Deferred revenue	565	227
Self-funded insurance programs	5,502	5,890
Current liabilities of discontinued operations	1,455	1,430
Total current liabilities	329,143	150,186
Finance lease liabilities, less current portion	—	45
Operating lease liabilities, less current portion	12,987	14,502
Other long-term liabilities	15,010	15,029
Deferred tax liabilities	34,497	22,907
Total liabilities	391,637	202,669
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 798,772 and 798,788, respectively, issued and outstanding; 5.5%/8.5% dividend rate	77,120	77,120
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 18,192,644 and 18,073,763, respectively, issued and outstanding (including treasury shares)	18	18
Additional paid-in capital	354,628	351,529
Retained earnings	198,736	183,733
Treasury shares, at cost, 5,232,229 and 5,088,782 shares, respectively	(225,024)	(217,688)
Total stockholders’ equity	328,358	317,592
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$797,115	$597,381

 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands except share and per share data)

	Three months ended March 31,
	2020	2019
Service revenue, net	$367,291	$367,815

Operating expenses:
Service expense	332,661	340,498
General and administrative expense	20,795	19,401
Depreciation and amortization	3,790	4,475
Total operating expenses	357,246	364,374

Operating income	10,045	3,441

Other expenses (income):
Interest expense, net	241	303
Other income	—	(66)
Equity in net loss of investee	2,550	1,656
Income from continuing operations before income taxes	7,254	1,548
(Benefit) provision for income taxes	(9,046)	234
Income from continuing operations, net of tax	16,300	1,314
Loss from discontinued operations, net of tax	(202)	(732)
Net income	$16,098	$582

Net income (loss) available to common stockholders (Note 11)	$12,998	$(535)

Basic earnings (loss) per common share:
Continuing operations	$1.02	$0.02
Discontinued operations	(0.02)	(0.06)
Basic earnings (loss) per common share	$1.00	$(0.04)

Diluted earnings (loss) per common share:
Continuing operations	$1.02	$0.02
Discontinued operations	(0.02)	(0.06)
Diluted earnings (loss) per common share	$1.00	$(0.04)

Weighted-average number of common shares outstanding:
Basic	12,987,740	12,899,714
Diluted	13,012,991	12,953,328

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Three months ended March 31, 2020

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	16,098	—	—	16,098
Stock-based compensation	—	—	1,005	—	—	—	1,005
Exercise of employee stock options	39,111	—	2,054	—	—	—	2,054
Restricted stock issued	79,029	—	—	—	626	(37)	(37)
Shares issued for bonus settlement and director stipends	701	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	142,821	(7,299)	(7,299)
Conversion of convertible preferred stock to common stock	40	—	2	—	—	—	2
Convertible preferred stock dividends (1)	—	—	—	(1,095)	—	—	(1,095)
Balance at March 31, 2020	18,192,644	$18	$354,628	$198,736	5,232,229	$(225,024)	$328,358
(1) Cash dividends on redeemable convertible preferred stock of $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2020.

	Three months ended March 31, 2019

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	4,970,093	$(210,891)	$310,998
Net income	—	—	—	582	—	—	582
Stock-based compensation	—	—	2,103	—	—	—	2,103
Exercise of employee stock options	57,022	—	2,557	—	—	—	2,557
Restricted stock issued	25,357	—	—	—	3,459	(217)	(217)
Shares issued for bonus settlement and director stipends	599	—	—	—	—	—	—
Convertible preferred stock dividends (1)	—	—	—	(1,087)	—	—	(1,087)
Balance at March 31, 2019	17,867,747	$18	$339,404	$186,622	4,973,552	$(211,108)	$314,936
(1) Cash dividends on redeemable convertible preferred stock of $1.36 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2019.

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2020	2019
Operating activities
Net income	$16,098	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,231	2,916
Amortization	1,559	1,559
Provision for doubtful accounts	827	87
Stock-based compensation	1,045	2,103
Deferred income taxes	11,590	(768)
Amortization of deferred financing costs and debt discount	33	101
Equity in net loss of investee	2,550	1,656
Reduction of right of use assets	2,248	2,332
Changes in operating assets and liabilities:
Accounts receivable and other receivables	7,484	1,631
Prepaid expenses and other	(21,463)	3,526
Income taxes on gain from sale of business	22	5,103
Self-funded insurance programs	(388)	(1,311)
Accounts payable and accrued expenses	36,317	(6,003)
Accrued transportation costs	(19,285)	26,640
Deferred revenue	338	(361)
Other long-term liabilities	(2,374)	(962)
Net cash provided by operating activities	38,832	38,831
Investing activities
Purchase of property and equipment	(1,574)	(1,682)
Net cash used in investing activities	(1,574)	(1,682)
Financing activities
Proceeds from debt	162,000	—
Preferred stock dividends	(1,095)	(1,087)
Repurchase of common stock, for treasury	(7,299)	(217)
Proceeds from common stock issued pursuant to stock option exercise	2,054	2,557
Restricted stock surrendered for employee tax payment	(37)	—
Other financing activities	(77)	(145)
Net cash provided by financing activities	155,546	1,108
Net change in cash, cash equivalents and restricted cash	192,804	38,257
Cash, cash equivalents and restricted cash at beginning of period	61,673	12,367
Cash, cash equivalents and restricted cash at end of period	$254,477	$50,624
See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Three months ended March 31,
Supplemental cash flow information	2020	2019
Cash paid for interest	$197	$654
Cash paid for income taxes, net of refunds	$1,437	$104

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2020
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

During 2018, the Company announced an organizational consolidation plan ("Organizational Consolidation") to integrate substantially all activities and functions performed at the corporate holding company level into its NET Services segment. As part of the Organizational Consolidation, which was substantially completed by January 1, 2019, the Company incurred restructuring and related organization costs. See Note 8, Restructuring and Related Reorganization Costs, for further information.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures in the preparation of these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company accounts for its investment in Matrix using the equity method, as the Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on the management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s condensed consolidated financial statements. See Note 5, Equity Investment, for further information.

Uncertainties due to COVID-19

In December 2019, an outbreak of a new strain of a coronavirus; causing a coronavirus disease ("COVID-19"), began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, has and is likely to continue to interfere with the ability of the Company's employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business which may cause the Company to materially curtail certain business operations. While the Company is monitoring the impact of COVID-19 on the business and financial results at this time, the Company is unable to accurately predict the extent to which the coronavirus pandemic impacts the business, operations and financial results.

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2020 results of operations or financial position. It is possible that these assumptions and estimates may materially change prior to December 31, 2020.

In response to the circumstances described above, the Company borrowed $162,000 under the revolving credit facility to enhance its financial flexibility given uncertainty during the COVID-19 pandemic and its impact on global economies and financial markets. See Note 9, Debt, for further information.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a delay in the payment of employer federal payroll taxes during 2020 after the date of enactment. Due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs"), the effective tax rate was lower than the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2020. See Note 12, Income Taxes, for further information.

Reclassifications

During the three months ended March 31, 2020, the Company has separately classified the reduction of Right of Use assets in its consolidated statement of cash flows and conformed the prior period.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2020:

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 superseded much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments in ASU 2016-13 affected loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted ASU 2016-13 on January 1, 2020. As of the quarter ended March 31, 2020, this guidance did not have a material impact on the condensed consolidated financial statements or disclosures and we do not expect the adoption of this guidance will have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removed certain disclosures, modified certain disclosures and added additional disclosures. The Company adopted ASU 2018-13 on January 1, 2020. As of the quarter ended March 31, 2020, this guidance did not have an impact on the condensed consolidated financial statements or disclosures and we do not expect the adoption of this guidance will have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company elected to apply the prospective transition approach and therefore applied the transition requirements to any eligible costs incurred after adoption. The Company adopted ASU 2018-15 on January 1, 2020. As of the quarter ended March 31, 2020, the Company has not incurred any material implementation costs associated with new service contracts since the date of adoption.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. For public business entities, the amendments are effective upon issuance of the final ASU. The amendment related to Issue 3 is a conforming amendment that affects the guidance in the amendments in Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. That guidance relates to the amendments in Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of Update 2019-04 for the amendments to Update 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments related to Issue 6 and Issue 7 affect the guidance in the amendments in Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies as defined by the SEC, should adopt the amendments in ASU 2016-13 during 2020. The Company adopted the amendments on April 1, 2020. These amendments did not have an impact on the condensed consolidated financial statements or disclosures and we do not expect the adoption of the amendments to have a material impact in the future.

Recent accounting pronouncements that the Company has yet to adopt are as follows:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies ASC 740, Income Taxes, to reduce complexity in certain areas of accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact ASU 2019-12 will have on its condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"), to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2020-01 on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The relief granted in ASC 848, Reference Rate Reform, is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. The provisions of ASC 848 must be applied to a Topic, Subtopic, or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. Entities may apply the provisions as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impact ASU 2020-01 will have on its condensed consolidated financial statements or disclosures, but it does not expect the adoption to have a material impact.

3.    Revenue Recognition

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers by contract type:

	Three months ended March 31, 2020	Three months ended March 31, 2019
State Medicaid agency contracts	$180,731	$176,968
Managed care organization contracts	186,560	190,847
Total Service revenue, net	$367,291	$367,815

Capitated contracts	$300,724	$304,596
Non-capitated contracts	66,567	63,219
Total Service revenue, net	$367,291	$367,815

During the three months ended March 31, 2020 and 2019, the Company recognized $632 and $2,572, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net:

	March 31, 2020	December 31, 2019
Accounts receivable	$117,536	$124,868
Reconciliation contracts receivable	61,274	61,481
Allowance for doubtful accounts	(6,760)	(5,933)
Accounts receivable, net	$172,050	$180,416
The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets:

	March 31, 2020	December 31, 2019
Accrued contract payments, included in “accrued expenses”	$20,058	$15,706
Deferred revenue, current	565	227
Deferred revenue, long-term, included in “other long-term liabilities”	723	758
During the three months ended March 31, 2020 and 2019, $48 and $339 of deferred revenue as of December 31, 2019 and 2018, respectively, was recognized.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$254,371	$42,418
Restricted cash, current	73	1,868
Current assets of discontinued operations	33	4,297
Restricted cash, less current portion	—	2,041
Cash, cash equivalents and restricted cash	$254,477	$50,624

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s now dissolved captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. The wholly owned captive insurance subsidiary, Social Services Providers Captive Insurance Company ("SPCIC"), was dissolved during the three months ended March 31, 2020. Current assets of discontinued operations principally reflects the cash position of WD Services operations in Saudi Arabia, which was not sold as part of the WD Services Sale. The operation in Saudi Arabia is winding down. See Note 15, Discontinued Operations, for further information on the WD Services sale.

5.    Equity Investment

As of March 31, 2020 and December 31, 2019, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a stock subscription agreement by and among The Providence Service Corporation, CCHN Group Holdings, Inc., and Mercury Fortuna Buyer, LLC ("Shareholder’s Agreement"). Affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net loss (gain) of investee” in the accompanying condensed consolidated statements of operations. During the year ended December 31, 2019, Matrix recorded asset impairment charges of $55,056. No impairment was recorded for the three months ended, March 31, 2020.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2020 and December 31, 2019 totaled $128,098 and $130,869, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	March 31, 2020	December 31, 2019
Current assets	$69,766	$64,221
Long-term assets	641,065	631,007
Current liabilities	38,891	31,256
Long-term liabilities	365,026	351,380

	Three months ended March 31, 2020	Three months ended March 31, 2019
Revenue	$61,304	$66,983
Operating (loss) income	(1,673)	555
Net loss	(6,357)	(4,486)

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	March 31, 2020	December 31, 2019
Prepaid income taxes	$25,128	$2,942
Prepaid insurance	630	1,317
Prepaid rent	892	868
Other prepaid expenses	5,905	5,815
Total prepaid expenses and other	$32,555	$10,942

7.    Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Accrued compensation and related liabilities	$14,442	$8,941
Accrued contract payments	20,058	15,706
Accrued cash settled stock-based compensation	2,567	3,282
Other accrued expenses	9,294	10,804
Total accrued expenses	$46,361	$38,733

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

No restructuring and related costs were incurred, related to the Organizational Consolidation, during the three months ended March 31, 2020.

There was no restructuring liability as of March 31, 2020.

During the three months ended March 31, 2020, the Company incurred approximately $450 of restructuring expenses for the closure of its Las Vegas contact center. The majority of these costs were recorded to “Service expense” and the remainder were recorded to "General and administrative expense".

9.    Debt

The Company is a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On May 6, 2020, the Company entered into the Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Seventh Amendment”) which, among other things, extends the maturity date to August 1, 2021, expands the amount available under the revolving credit facility (the “Credit Facility”) from $200,000 to $225,000, and increases the sub-facility for letters of credits from $25,000 to $40,000. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.

As of March 31, 2020, the Company had $162,000 of borrowings outstanding on the Credit Facility, in addition to letters of credit outstanding in the amount of $13,551. The Company’s available credit under the Credit Facility was $24,449. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

As of March 31, 2020, interest on the outstanding principal amount of loans accrued, at the Company’s election, at a per annum rate equal to LIBOR, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranged from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee ranged from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case based on the Company’s consolidated leverage ratio as defined by the Credit Agreement. As of March 31, 2020, the all-in interest rate was 4.17%.

Subsequent to the Seventh Amendment, interest on the outstanding principal amount of loans accrues, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the Credit Agreement.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries. The Company’s obligations are secured by a first priority lien on substantially all of the Company’s assets excluding the Company’s interest in Matrix.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. The Company was in compliance with all covenants as of March 31, 2020. The covenants did not change as a result of the Seventh Amendment.

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

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Service expense	$65	$165
General and administrative expense	980	1,938
Total stock-based compensation	$1,045	$2,103

At March 31, 2020, the Company had 664,360 stock options outstanding with a weighted-average exercise price of $65.92. The Company also had 65,618 unvested restricted stock awards ("RSAs") and 37,050 unvested restricted stock units ("RSUs") outstanding at March 31, 2020 with a weighted-average grant date fair value of $44.42 and $63.57, respectively.

Cash-Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. During the three months ended March 31, 2020 and March 31, 2019, the Company recorded a benefit of $563 and expense of $1,189 of stock-based compensation for cash-settled awards, respectively. The benefit and expense for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. As the instruments are accounted for as liability awards, the income or expense recorded for the three months ended March 31, 2020 and 2019 is attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash-settled share-based payment awards of $2,567 and $3,282 at March 31, 2020 and December 31, 2019, respectively, is reflected in “Accrued expenses” in the condensed consolidated balance sheets. At March 31, 2020, the Company had 3,862 SEUs and 200,000 stock option equivalent units outstanding.

Long-Term Incentive Plans

In connection with the acquisition of Circulation during 2018, the Company established a management incentive plan (“MIP”) intended to motivate key employees of Circulation. During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12,000 to the group of MIP participants. During the year ended December 31, 2019, the MIP was further amended to a total fixed payment of $2,720. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and the payout is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of March 31, 2020 and December 31, 2019, the Company has accrued $1,363 and $1,108, respectively, related to the MIP and reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

11.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2020	2019
Numerator:
Net income	$16,098	$582
Less dividends on convertible preferred stock	(1,095)	(1,087)
Less income allocated to participating securities	(2,005)	(30)
Net income (loss) available to common stockholders	$12,998	$(535)

Continuing operations	$13,200	$197
Discontinued operations	(202)	(732)
Net income (loss) available to common stockholders	$12,998	$(535)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	12,987,740	12,899,714
Effect of dilutive securities:
Common stock options	11,231	53,614
Restricted Stock	14,020	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,012,991	12,953,328
Basic earnings (loss) per share:
Continuing operations	$1.02	$0.02
Discontinued operations	(0.02)	(0.06)
Basic earnings (loss) per share	$1.00	$(0.04)
Diluted earnings (loss) per share:
Continuing operations	$1.02	$0.02
Discontinued operations	(0.02)	(0.06)
Diluted earnings (loss) per share	$1.00	$(0.04)

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2020	2019
Stock options to purchase common stock	648,300	559,829
Convertible preferred stock	798,775	801,606
12.    Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2020 was (124.7)%. The effective tax rate from continuing operations for the three months ended March 31, 2019 was 15.1%. For the three months ended March 31, 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the CARES Act on the Company’s 2018 U.S. NOLs. For the three months ended March 31, 2019, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of stock option deductions.

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30,756 resulting from the loss on the 2018 workforce development segment sale. As a result of the size of the refunds received, in October 2019, the IRS commenced a mandatory review by a joint committee of Congress.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35% to 21% and provided that U.S. NOLs incurred after 2017 could only be carried forward to offset future taxable income. Pursuant to the CARES Act, which was enacted on March 27, 2020, the Company will carry its 2018 NOLs back five years. As a result, during the three months ended March 31, 2020, the Company recorded a $27,769 receivable for the 2018 U.S. NOL carryback, and an $11,060 tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%. The Company also recorded an additional income tax payable of $3,753 for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

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

Indemnifications

The Company provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. Certain representations made by the Company in the related Membership Interest Purchase Agreement (the “Purchase Agreement”) including tax representations, survive until the expiration of applicable statutes of limitation. Molina and the Company entered into a settlement agreement regarding indemnification claims by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division, against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Purchase Agreement. In 2019, the Company recovered a portion of the settlement through insurance coverage.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016. The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survived through October 19, 2019. The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survived until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at March 31, 2020.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018. The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date (i.e., December 21, 2023). The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at March 31, 2020.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of March 31, 2020 collectively held approximately 6.7% of the Company’s outstanding common stock and approximately 95.9% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

14.    Transactions with Related Parties

Convertible preferred stock dividends earned by the Coliseum Stockholders during the three months ended March 31, 2020 and 2019 totaled $1,050 and $1,039, respectively.

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

On November 1, 2015, the Company completed the sale of its Human Services segment. During the three months ended March 31, 2020 and 2019, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings and professional fees.
Results of Operations

The following tables summarize the results of operations classified as discontinued operations, net of tax, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense	$123	$146	$269
Total operating expense	123	146	269
Operating loss	(123)	(146)	(269)

Loss from discontinued operations before income taxes	(123)	(146)	(269)
Benefit for income taxes	31	36	67
Loss from discontinued operations, net of tax	$(92)	$(110)	$(202)

	Three months ended March 31, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense	$145	$708	$853
Total operating expenses	145	708	853
Operating loss	(145)	(708)	(853)

Loss from discontinued operations before income taxes	(145)	(708)	(853)
Benefit for income taxes	36	85	121
Loss from discontinued operations, net of tax	$(109)	$(623)	$(732)

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services sale.

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$33	$155
Current assets of discontinued operations	$33	$155

Accounts payable	$41	$16
Accrued expenses	1,414	1,414
Current liabilities of discontinued operations	$1,455	$1,430

Cash Flow Information

There were $122 in cash flow payments related to operating expenses for WD Services Segment for the three months ended March 31, 2020 and $68 in payments related to deferred income taxes for WD Services Segment for the three months ended March 31, 2019.

16.    Segments

The Company’s chief operating decision maker reviews financial performance and allocates resources based on two segments as follows:

•NET Services - which operates primarily under the brands LogistiCare and Circulation, is the largest manager of NET programs for state governments and MCOs in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal, certain strategic and development functions and the Company's now dissolved captive insurance Company.

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

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments:

	Three months ended March 31, 2020
	NET Services	Matrix Investment	Total
Service revenue, net	$367,291	$—	$367,291
Service expense	332,661	—	332,661
General and administrative expense	20,795	—	20,795
Depreciation and amortization	3,790	—	3,790
Operating income	$10,045	$—	$10,045

Equity in net loss of investee	$—	$(2,550)	$(2,550)
Investment in equity method investee	$—	$128,098	$128,098
Total assets (continuing operations)	$668,984	$128,098	$797,082

	Three months ended March 31, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$367,815	$—	$367,815
Service expense	340,498	—	340,498
General and administrative expense	19,401	—	19,401
Depreciation and amortization	4,475	—	4,475
Operating income	$3,441	$—	$3,441

Equity in net loss of investee	$—	$(1,656)	$(1,656)
Investment in equity method investee	$—	$159,546	$159,546
Total assets (continuing operations)	$449,281	$159,546	$608,827

17.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require disclosures except for the following:

Amendment to Credit Facility

On May 6, 2020, the Company entered into the Seventh Amendment to the Credit Facility which, among other things, expanded the Credit Facility from $200,000 to $225,000, extended the maturity date to August 1, 2021, and increased the sublimit for letters of credit from $25,000 to $40,000. See Note 9, Debt, for further information.

Acquisition

On May 6, 2020, Logisticare Solutions, LLC, a Delaware limited liability company (“Logisticare”) and wholly-owned subsidiary of Providence, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”) and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. Pursuant to the terms of the Purchase Agreement, Logisticare acquired from Seller all of the outstanding capital stock of NMT. The purchase price paid by Logisticare to Seller was approximately $80,000 in cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2020 and 2019, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2019. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2020 and Q1 2019 mean the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively.

Overview of Our Business

The Providence Service Corporation is a Delaware corporation that was formed in 1996 and is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”) primarily through its brands LogistiCare and Circulation. In addition, our NET Services segment includes the Company’s activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions. Our headquarters is in Atlanta, GA and we are listed on NASDAQ under the ticker symbol "PRSC".

Providence also owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians deliver in-home services while its fleet of mobile health clinics provide community-based care with advanced diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

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
•a trend among MCO, Medicaid and Medicare plans to offer value-add transportation benefits in order to promote social determinants of health;
•the recognition that social determinants of health are as critical or even more so than traditional healthcare delivery in ensuring patients have access and treatment to health;
•the economic impact of the coronavirus ("COVID-19") pandemic could delay Medicaid health care expansion in those states that have not yet adopted the Medicaid expansion; and,
•an increase in trip volume once restrictions related to COVID-19 are modified or lifted.

Critical Accounting Estimates and Policies

There have been no significant changes in our critical accounting policies to our condensed consolidated financial statements. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2019.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management.

We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as our activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of our captive insurance company through the date of dissolution. See Note 16, Segments, in our condensed consolidated financial statements for further information on our segments.

Discontinued operations. During prior years, we completed the following transactions, which resulted in the presentation of the related operations as Discontinued Operations.

•On November 1, 2015, we completed the sale of our Human Services segment. However, since the completion of the sale, we have recorded additional expenses related to legal proceedings related to an indemnified legal matter.

•On December 21, 2018, we completed the sale of substantially all of the operating subsidiaries of the WD Services segment to APM and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. Our contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. Wind-down activities of our Saudi Arabian entity are included in our discontinued operations. Additionally, on June 11, 2018, we entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018.

Q1 2020 compared to Q1 2019

Consolidated Results. The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for Q1 2020 and Q1 2019 (in thousands):

	Three months ended March 31,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	367,291	100.0%	367,815	100.0%

Operating expenses:
Service expense	332,661	90.6%	340,498	92.6%
General and administrative expense	20,795	5.7%	19,401	5.3%
Depreciation and amortization	3,790	1.0%	4,475	1.2%
Total operating expenses	357,246	97.3%	364,374	99.1%

Operating income	10,045	2.7%	3,441	0.9%

Other expenses (income):
Interest expense, net	241	0.1%	303	0.1%
Other income	—	—%	(66)	—%
Equity in net loss of investee	2,550	0.7%	1,656	0.5%
Income from continuing operations before income taxes	7,254	2.0%	1,548	0.4%
(Benefit) provision for income taxes	(9,046)	(2.5)%	234	0.1%
Income from continuing operations, net of tax	16,300	4.4%	1,314	0.4%
Loss from discontinued operations, net of tax	(202)	(0.1)%	(732)	(0.2)%
Net income	16,098	4.4%	582	0.2%

Service revenue, net. Service revenue, net for Q1 2020 decreased $0.5 million, or 0.1%, compared to Q1 2019. Service revenue decreased by $19.2 million for contracts we no longer serve, including MCO contracts in California, Louisiana and New York, as well as due to lower volume related to certain profit corridor contracts as a result of COVID-19. These decreases were partially offset by $15.3 million of rate changes secured throughout 2019 and new contracts of $3.4 million.

Service expense, net. Service expense components are shown below (in thousands):

	Three months ended March 31,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	279,678	76.1%	288,689	78.5%
Payroll and related costs	41,120	11.2%	41,132	11.2%
Other operating expenses	11,798	3.2%	10,512	2.9%
Stock-based compensation	65	—%	165	—%
Total service expense	332,661	90.6%	340,498	92.6%

Service expense for Q1 2020 decreased $7.8 million, or 2.3%, compared to Q1 2019 primarily due to lower purchased transportation costs. Transportation costs decreased as a result of lower utilization across multiple contracts due to the COVID-19 pandemic. Other operating expenses increased by $1.3 million primarily as a result of higher bad debt expense and legal fees.

General and administrative expense. General and administrative expense for Q1 2020 increased $1.4 million, or 7.2%, compared to Q1 2019. The increase was primarily a result of higher corporate overhead costs including incentive compensation and costs associated with the closure of our Las Vegas, Nevada contact center, partially offset by severance and retention costs, associated with the Organizational Consolidation, incurred in Q1 2019 that were not incurred in Q1 2020.

Depreciation and amortization. Depreciation and amortization for Q1 2020 decreased $0.7 million or 15.3% compared to Q1 2019 primarily due to accelerated fixed asset depreciation during Q1 2019 associated with the Organizational Consolidation. As of the end of Q2 2019, all fixed assets of the former holding company that were no longer in use were fully depreciated.

Interest expense, net. Consolidated interest expense for Q1 2020 and Q1 2019 was $0.2 million and $0.3 million, respectively. The decrease in interest expense, net in Q2 2020 was primarily related to higher interest income earned on the cash deposits.

Equity in net loss of investee. Our equity in net loss of investee for Q1 2020 of $2.6 million and $1.7 million for Q1 2019 was a result of our proportional share of the net loss of Matrix. Included in Matrix's standalone Q1 2020 results were severance cost and transaction costs of $1.2 million. Included in Matrix’s standalone Q1 2019 results were integration and transaction related costs of $1.6 million.

Provision for income taxes. Our effective tax rate from continuing operations for Q1 2020 and Q1 2019 was (124.7)% and 15.1%, respectively. For Q1 2020, the effective tax rate was substantially lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on our U.S. net operating losses. For Q1 2019, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of stock option deductions.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 15, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For Q1 2020, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.1 million, which includes the income and expense related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus we are no longer providing services in Saudi Arabia. For Q1 2020, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.1 million.

For Q1 2019, the loss on discontinued operations, net of tax, was due to a loss of $0.6 million for our former WD Services segment and a loss of $0.1 million for our former Human Services segment.

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

Cash flow from operating activities was $38.8 million in March 31, 2020. Our balance of cash and cash equivalents was $254.4 million and $61.4 million at March 31, 2020 and December 31, 2019, respectively. Additionally, we had restricted cash of $0.1 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows. At March 31, 2020, we had $162.0 million outstanding under our Credit Facility and letters of credit of $13.6 million. We borrowed $162.0 million under the revolving credit facility as a precautionary measure to enhance our financial flexibility given uncertainty surrounding the COVID-19 pandemic and its impact on global economies and financial markets. At December 31, 2019, we had no amounts outstanding under the Credit Facility.

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

The cash flow statements for all periods presented include both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The loss from discontinued operations, net of tax, was $0.2 million for the three months ended March 31, 2020 and the loss from discontinued operations, net of tax, was $0.7 million for the three months ended March 31, 2019.

Q1 2020 cash flows compared to Q1 2019

Operating activities. Cash provided by operating activities was $38.8 million for Q1 2020 and Q1 2019. Although there was no change during the comparative periods, net income was higher in Q1 2020 primarily as a result of an $11.1 million income tax benefit due to the CARES Act as well as an increase in operating income of $6.6 million. The increase was offset by a decrease in the cash provided by working capital of $27.6 million, primarily related to a $20.8 million increase in prepaid income taxes and $28.7 million increase in accounts payable. A majority of the increase in accounts payable was due to the conversion of accrued transportation cost into accounts payable as of March 31, 2020 due to timing of our transportation provider payments. The decrease in these working capital items were partially offset by an increase in accounts receivable collections.

Investing activities. Net cash used in investing activities of $1.6 million in Q1 2020 decreased by $0.1 million as compared to Q1 2019. The decrease was primarily attributable to the decrease in the purchase of property and equipment.

Financing activities. Net cash provided by financing activities of $155.5 million in Q1 2020 increased $154.4 million as compared to Q1 2019. The increase was primarily due to $162.0 million in borrowings made under our Credit Facility during Q1 2020, partially offset by an increase of $7.1 million in repurchase of our common stock during the comparative periods.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On May 6, 2020, we entered into the Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Seventh Amendment”). The Seventh Amendment extends the maturity date to August 1, 2021, expands the amount available under the revolving credit facility (the “Credit Facility”) from $200.0 million to $225.0 million, and increases the sub-facility for letters of credits from $25.0 million to $40.0 million. Interest on the loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.

As of March 31, 2020, we had $162.0 million in borrowings outstanding on the Credit Facility in addition to letters of credit outstanding in the amount of $13.6 million. Our available credit under the Credit Facility was $24.4 million. Under the Credit Agreement, we have an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

As of March 31, 2020, interest on the outstanding principal amount of loans accrued, at our election, at a per annum rate equal to LIBOR, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranged from 2.25% to 3.25% in the case of LIBOR loans and 1.25% to 2.25% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee ranged from 0.25% to 0.50% and 2.25% to 3.25%, respectively, in each case based on our consolidated leverage ratio as defined by the Credit Agreement. As of March 31, 2020, the all-in interest rate was 4.17%.

Subsequent to the Seventh Amendment, interest on the outstanding principal amount of loans accrues, at our election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee range from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case based on our consolidated leverage ratio as defined in the Credit Agreement.

The Credit Facility also requires us (subject to certain exceptions as set forth in the Amended and Restated Credit Agreement) to prepay the outstanding loans in an aggregate amount equal to 100% of the net cash proceeds received from certain asset dispositions, debt issuances, insurance and casualty awards and other extraordinary receipts.

Our obligations under the Credit Facility are guaranteed by all of our present and future domestic subsidiaries. Our obligations are secured by a first priority lien on substantially all of our assets excluding our interest in Matrix.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. Our consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and our consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of March 31, 2020. The covenants did not change as a result of the Seventh Amendment.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and us, we issued 805,000 shares of Preferred Stock, of which 798,772 shares are outstanding as of March 31, 2020. For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Preferred Stock” in our Annual Report on Form 10-K for the year ended December 31, 2019. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board, at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid-in-kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the three months ended March 31, 2020 and 2019 totaling $1.1 million in each period.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs primarily through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC. As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. SPCIC will continue to resolve claims under the historical policy years. During Q1 2020, we dissolved SPCIC.

At March 31, 2020, the cumulative reserves for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs were $0.8 million, $0.6 million and $2.9 million, respectively. Based on an independent actuarial report, our expected losses related to workers’ compensation, automobile and general and professional liability, net of expected receivables for losses in excess of SPCIC’s historical insurance limits at March 31, 2020, was $4.3 million. We recorded a receivable from third-party insurers and liability at March 31, 2020 for these expected losses, which would be paid by third-party insurers to the extent losses are incurred.

Further, we had restricted cash of $0.1 million and $0.2 million at March 31, 2020 and December 31, 2019, related to collateral for reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1.5 million and $1.9 million as of March 31, 2020 and December 31, 2019, respectively, was recorded in “Self-funded insurance programs” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, which may cause actual events to be materially different from those expressed or implied herein, including but not limited to: the early termination for non-renewal of contracts; our ability to successfully respond to governmental requests for proposal; our ability to fulfill our contractual obligations; our ability to identify and successfully complete and integrate acquisitions; our ability to identify and realize the benefits of strategic initiatives; the loss of any of the significant payors from whom we generate a significant amount of our revenue; our ability to accurately estimate the cost of performing under certain capitated contracts; our ability to match the timing of the costs of new contracts with its related revenue; the outcome of pending or future litigation; our ability to attract and retain senior management and other qualified employees; our ability to successfully complete recent divestitures or business termination; the accuracy of representations and warranties and strength of related indemnities provided to us in acquisitions or claims made against us for representations and warranties and related indemnities in our dispositions; our ability to effectively compete in the marketplace; inadequacies in or security breaches of our information technology systems, including our ability to protect private data; the impact of COVID-19 on us, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic; economic activity and actions taken in response; the effect on our clients and client demand for our services; and the ability of our clients to pay for our services; seasonal fluctuations in our operations; impairment of long-lived assets; the adequacy of our insurance coverage for automobile, general liability, professional liability and workers’ compensation; damage to our reputation by inaccurate, misleading or negative media coverage; our ability to comply with government healthcare and other regulations; changes in budgetary priorities of government entities that fund our services; failure to adequately comply with patient and service user information regulations; possible actions under Medicare and Medicaid programs for false claims or recoupment of funds for noncompliance; changes in the regulatory landscape applicable to Matrix; changes to our estimated income tax liability from audits or otherwise; our ability to meet restrictive covenants in our credit agreement; restrictions in the terms of our preferred stock; the costs of complying with public company reporting obligations; and the accuracy of our accounting estimates and assumptions

The Company has provided additional information about these risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2019, our subsequent filings with the SEC, and in this filing.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to the $162.0 million outstanding under our Credit Facility, which has variable interest rates that may increase. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at March 31, 2020 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and pre-tax net income would decrease (increase) by $1.6 million.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2020. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2020 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the potential for or outcome of any future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on us due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare Solutions, LLC (“LogistiCare”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators were employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. We filed a motion to dismiss the Complaint on April 22, 2019. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect the case to have a material adverse effect on our business, financial condition or results of operations.

On March 1, 2019, Meher Patel filed suit against us in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing. The plaintiff seeks to recover an unspecified amount of damages and penalties, as well as certification as a class action. On September 6, 2019, Ms. Patel amended her complaint to add Provado Mobile Health, one of our subsidiaries, as a party to the suit. We have removed the case to the U.S. District Court, Eastern District of California and intend to defend the litigation vigorously. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect the case to have a material adverse effect on our business, financial condition or results of operations.

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

On April 1, 2019, a purported class action was filed against LogistiCare in Texas alleging that the Company’s policy with respect to timekeeping for hourly employees constituted violations of the federal Fair Labor Standards Act (“FLSA”), as well as wage and hour laws in South Carolina and Texas. Plaintiffs filed a motion for conditional certification on a nationwide basis, which LogistiCare contested. The court granted the conditional certification motion on January 22, 2020. We filed an appeal of the conditional certification order and plan to vigorously contest the allegations on the merits as the plaintiffs have mischaracterized the method by which employees clock in to work. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiffs will prevail on their claims, or what they might recover.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as discussed below.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), which causes COVID-19.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of a new strain of coronavirus began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, has and is likely to continue to interfere with the ability of our employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business which may cause us to materially curtail certain of our business operations. While we are monitoring the impact of COVID-19 on our business and financial results at this time, we are unable to accurately predict the extent to which the coronavirus pandemic impacts our business, operations and financial results. Such impact will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including, potential shifting of governmental policies away from programs that call for the types of services we provide; the impact of the pandemic on economic activity and actions taken in response; the effect on our members and member demand for our services; our ability to provide our services, including as a result of travel restrictions, disruptions in our call centers related to COVID-19, people working from home, and the willingness of our employees to return to our call centers as “shelter in place” and other related “stay at home restrictions” are lifted or modified; and the ability of our payors to pay for our services.

In addition, we have seen a significant reduction in trip volume as the governors of most states in which we operate have implemented some form of “stay at home” order, and medical services have been reduced to life-sustaining programs only (e.g., dialysis and chemotherapy). This reduction in trip volume has had a negative financial impact on our transportation providers and we believe that some of our transportation providers may not survive this period of reduced volume. We currently anticipate a significant increase in trip volume as such restrictions are modified or lifted. Depending on the period of time over which this increase in volume occurs, we may face difficulty meeting volume demands due to the capacity constraints at our network transportation providers. In addition, as trip volume increases we may face staffing difficulties in our call centers as recruiting potential employees may face challenges caused by health concerns and other factors related the pandemic.

The uncertainty of trip volume volatility due to COVID-19 can impact the assumptions on which we rely to develop our transportation expense estimates. If we do not accurately estimate costs incurred in providing services, the contract may be less profitable than anticipated and our actual results may be adversely affected.

Any or all of these factors could have an adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 11, 2020, the Board authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2020, unless terminated earlier. Since March 11, 2020, 142,821 shares were repurchased under the program. The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2020:

Period	Total Number of Shares (or Units) of Common Stock Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s)

Share value authorized for repurchase				$75,000

Repurchase Activity:
March 1, 2020
to
March 31, 2020	142,821	$51.11	142,821	$67,701

Total	142,821		142,821

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: May 7, 2020	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)