Form 10-Q
period 2020-06-30
PROVIDENCE SERVICE CORP
filed 2020-08-06
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were outstanding 14,050,275 shares (excluding treasury shares of 5,285,085) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,786	$61,365
Accounts receivable, net of allowance of $8,162 in 2020 and $5,933 in 2019	170,063	180,416
Other receivables	7,320	3,396
Prepaid expenses and other	23,409	10,942
Restricted cash	3,213	153
Current assets of discontinued operations	89	155
Total current assets	245,880	256,427
Operating lease right-of-use assets	19,864	20,095
Property and equipment, net	20,793	23,243
Goodwill	135,216	135,216
Intangible assets, net	92,242	19,911
Equity investment	131,974	130,869
Other assets	8,365	11,620
Total assets	$654,334	$597,381
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of finance lease liabilities	$199	$308
Accounts payable	8,293	9,805
Current portion of operating lease liabilities	7,016	6,730
Accrued expenses	90,695	38,733
Accrued transportation costs	84,054	87,063
Deferred revenue	689	227
Self-funded insurance programs	8,864	5,890
Current liabilities of discontinued operations	1,504	1,430
Total current liabilities	201,314	150,186
Finance lease liabilities, less current portion	—	45
Operating lease liabilities, less current portion	13,886	14,502
Long-term contract payables	26,079	—
Other long-term liabilities	12,950	15,029
Deferred tax liabilities	34,348	22,907
Total liabilities	288,577	202,669
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 54,882 and 798,788, respectively, issued and outstanding; 5.5%/8.5% dividend rate	5,299	77,120
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,254,090 and 18,073,763, respectively, issued and outstanding (including treasury shares)	19	18
Additional paid-in capital	402,433	351,529
Retained earnings	185,917	183,733
Treasury shares, at cost, 5,285,085 and 5,088,782 shares, respectively	(227,911)	(217,688)
Total stockholders’ equity	360,458	317,592
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$654,334	$597,381
 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service revenue, net	$282,256	$363,911	$649,547	$731,726

Operating expenses:
Service expense	196,106	345,948	528,767	686,446
General and administrative expense	31,199	16,860	51,994	36,262
Depreciation and amortization	6,108	4,353	9,898	8,827
Total operating expenses	233,413	367,161	590,659	731,535

Operating income (loss)	48,843	(3,250)	58,888	191

Other expenses (income):
Interest expense, net	1,498	301	1,739	604
Other income	—	(66)	—	(132)
Equity in net (gain) loss of investee	(4,425)	1,315	(1,875)	2,971
Income (loss) from continuing operations before income taxes	51,770	(4,800)	59,024	(3,252)
Provision (benefit) for income taxes	14,471	(1,391)	5,425	(1,157)
Income (loss) from continuing operations, net of tax	37,299	(3,409)	53,599	(2,095)
(Loss) income from discontinued operations, net of tax	(301)	1,697	(503)	966
Net income (loss)	$36,998	$(1,712)	$53,096	$(1,129)

Net (loss) income available to common stockholders (Note 11)	$(12,819)	$(2,810)	$1,920	$(3,314)

Basic (loss) earnings per common share:
Continuing operations	$(0.96)	$(0.35)	$0.19	$(0.33)
Discontinued operations	(0.02)	0.13	(0.04)	0.07
Basic (loss) earnings per common share	$(0.98)	$(0.22)	$0.15	$(0.26)

Diluted (loss) earnings per common share:
Continuing operations	$(0.96)	$(0.35)	$0.19	$(0.33)
Discontinued operations	(0.02)	0.13	(0.04)	0.07
Diluted (loss) earnings per common share	$(0.98)	$(0.22)	$0.15	$(0.26)

Weighted-average number of common shares outstanding:
Basic	13,077,596	12,973,496	13,032,931	12,937,054
Diluted	13,077,596	12,973,496	13,059,699	12,937,054

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Six months ended June 30, 2020

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	16,098	—	—	16,098
Stock-based compensation	—	—	1,005	—	—	—	1,005
Exercise of employee stock options	39,111	—	2,054	—	—	—	2,054
Restricted stock issued	79,029	—	—	—	626	(37)	(37)
Shares issued for bonus settlement and director stipends	701	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	142,821	(7,299)	(7,299)
Conversion of convertible preferred stock to common stock	40	—	2	—	—	—	2
Convertible preferred stock dividends (1)	—	—	—	(1,095)	—	—	(1,095)
Balance at March 31, 2020	18,192,644	$18	$354,628	$198,736	5,232,229	$(225,024)	$328,358
Net income	—	—	—	36,998	—	—	36,998
Stock-based compensation	—	—	691	—	—	—	691
Exercise of employee stock options	129,722	—	9,275	—	—	—	9,275
Restricted stock forfeited	(8,496)	—	—	—	—	—	—
Shares issued for bonus settlement and director stipends	487	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	52,856	(2,887)	(2,887)
Conversion of convertible preferred stock to common stock	14,166	—	546	—	—	—	546
Redemption of convertible preferred stock pursuant to Conversion Agreement	—	—	—	(42,954)	—	—	(42,954)
Conversion of convertible preferred stock to common stock pursuant to Conversion Agreement	925,567	1	37,255	(5,997)	—	—	31,259
Convertible preferred stock dividends (1)	—	—	—	(866)	—	—	(866)
Balance at June 30, 2020	19,254,090	$19	$402,433	$185,917	5,285,085	$(227,911)	$360,458

(1) Cash dividends on redeemable convertible preferred stock of $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2020 and June 30, 2020.

	Six months ended June 30, 2019

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	4,970,093	$(210,891)	$310,998
Net income	—	—	—	582	—	—	582
Stock-based compensation	—	—	2,103	—	—	—	2,103
Exercise of employee stock options	57,022	—	2,557	—	—	—	2,557
Restricted stock issued	25,357	—	—	—	3,459	(217)	(217)
Shares issued for bonus settlement and director stipends	599	—	—	—	—	—	—
Convertible preferred stock dividends (2)	—	—	—	(1,087)	—	—	(1,087)
Balance at March 31, 2019	17,867,747	$18	$339,404	$186,622	4,973,552	$(211,108)	$314,936
Net loss	—	—	—	(1,712)	—	—	(1,712)
Stock-based compensation	—	—	1,289	—	—	—	1,289
Exercise of employee stock options	67,931	—	3,826	—	—	—	3,826
Restricted stock issued	7,088	—	—	—	2,419	(155)	(155)
Shares issued for bonus settlement and director stipends	202	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	4,104	—	157	—	—	—	157
Convertible preferred stock dividends (2)	—	—	—	(1,098)	—	—	(1,098)
Balance at June 30, 2019	17,947,072	$18	$344,676	$183,812	4,975,971	$(211,263)	$317,243

(2) Cash dividends on redeemable convertible preferred stock of $1.36 and $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2019 and June 30, 2019, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2020	2019
Operating activities
Net income (loss)	$53,096	$(1,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,564	5,710
Amortization	5,334	3,117
Provision for doubtful accounts	2,229	281
Stock-based compensation	1,772	3,392
Deferred income taxes	11,441	(1,346)
Amortization of deferred financing costs and debt discount	136	201
Equity in net (gain) loss of investee	(1,875)	2,971
Reduction of right of use assets	4,373	5,093
Loss on disposal of assets	216	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	8,206	(7,389)
Prepaid expenses and other	(13,119)	(3,680)
Income taxes on gain from sale of business	173	8,223
Self-funded insurance programs	615	(1,235)
Accounts payable and accrued expenses	50,324	9,775
Accrued transportation costs	(3,010)	2,936
Deferred revenue	462	(433)
Long-term contract payables and other long-term liabilities	22,251	(3,416)
Net cash provided by operating activities	147,188	23,071
Investing activities
Purchase of property and equipment	(2,330)	(4,277)
Acquisition, net of cash acquired	(77,665)	—
Net cash used in investing activities	(79,995)	(4,277)
Financing activities
Proceeds from debt	162,000	12,000
Repayment of debt	(162,000)	(12,000)
Preferred stock conversion payment	(82,769)	—
Preferred stock dividends	(1,961)	(2,185)
Repurchase of common stock, for treasury	(10,186)	(372)
Proceeds from common stock issued pursuant to stock option exercise	11,329	6,383
Restricted stock surrendered for employee tax payment	(37)	—
Other financing activities	(154)	(566)
Net cash (used in) provided by financing activities	(83,778)	3,260
Net change in cash, cash equivalents and restricted cash	(16,585)	22,054
Cash, cash equivalents and restricted cash at beginning of period	61,673	12,367
Cash, cash equivalents and restricted cash at end of period	$45,088	$34,421
See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Six months ended June 30,
Supplemental cash flow information	2020	2019
Cash paid for interest	$1,669	$852
Cash paid for income taxes, net of refunds	$1,967	$1,992
Assets acquired under operating leases	$4,144	$1,282

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2020
(in thousands except years, share and per share data)

1.    Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”). The Company operates under the brands LogistiCare and Circulation. Additionally, the Company owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home and on-site services while its fleet of mobile health clinics provide community-based care with advanced diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

During 2019, the Company consolidated all activities and functions performed at the corporate holding company level into its NET Services segment (“Organizational Consolidation”). As a result of the Organizational Consolidation, the Company incurred restructuring and related organization costs. See Note 8, Restructuring and Related Reorganization Costs, for further information.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures in the preparation of these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2019 included in this Form 10-Q has been derived from audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Uncertainties due to COVID-19

In December 2019, an outbreak of a new strain of a coronavirus causing a coronavirus disease ("COVID-19"), began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, has and is likely to continue to interfere with the ability of the Company's employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of the Company’s business which may cause the Company to materially curtail certain business operations. While the Company is monitoring the impact of COVID-19 on its business and financial results, at this time the Company is unable to accurately predict the extent to which the COVID-19 pandemic impacts its business, operations and financial results.

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses. It is possible that these assumptions and estimates may materially change.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a delay in the payment of employer federal payroll taxes during 2020 after the date of enactment. Due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs"), the effective tax rate of 9.2% was lower than the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2020. The 28.0% effective tax rate for the three months ended June 30, 2020 was not impacted by the CARES Act. See Note 12, Income Taxes, for further information.

Reclassifications

During the six months ended June 30, 2020, the Company has separately classified the reduction of right-of-use assets in its consolidated statement of cash flows and conformed the prior period.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2020:

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 superseded much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments in ASU 2016-13 affected loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted ASU 2016-13 on January 1, 2020. As of the quarter ended June 30, 2020, this guidance did not have a material impact on the condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which removed, modified, and added additional disclosures related to fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. As of the quarter ended June 30, 2020, this guidance did not have an impact on the condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company elected to apply the prospective transition approach and therefore applied the transition requirements to any eligible costs incurred after adoption. The Company adopted ASU 2018-15 on January 1, 2020. As of June 30, 2020, the Company has not incurred any material implementation costs associated with new service contracts since the date of adoption.

In February 2020, the FASB has issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and

Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2020-02"). ASU 2020-02 provides interpretive guidance on methodologies and supporting documentation for measuring credit losses, with a focus on the documentation the SEC would normally expect registrants engaged in lending transactions to prepare and maintain to support estimates of current expected credit losses for loan transactions. The Company adopted ASU 2020-02 on February 6, 2020, as the ASU was effective upon issuance. As of the quarter ended June 30, 2020, this guidance did not have an impact on the condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03") to make improvements to ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies as defined by the SEC, should adopt ASU 2020-03 during 2020. The Company adopted ASU 2020-03 on April 1, 2020. This guidance did not have an impact on the condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

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

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"), to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact ASU 2020-01 will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The relief granted in ASC 848, Reference Rate Reform ("ASC 848"), is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. The provisions of ASC 848 must be applied for all transactions other than derivatives, which may be applied at a hedging relationship level. Entities may apply the provisions as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact ASU 2020-04 will have on its condensed consolidated financial statements or disclosures; however, does not expect the adoption to have a material impact.

3.    Revenue Recognition

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers by contract type:

	Three months ended June 30, 2020	Three months ended June 30, 2019
State Medicaid agency contracts	$151,545	$177,773
Managed care organization contracts	130,711	186,138
Total Service revenue, net	$282,256	$363,911

Capitated contracts	$253,858	$308,690
Non-capitated contracts	28,398	55,221
Total Service revenue, net	$282,256	$363,911

	Six months ended June 30, 2020	Six months ended June 30, 2019
State Medicaid agency contracts	$332,276	$354,741
Managed care organization contracts	317,271	376,985
Total Service revenue, net	$649,547	$731,726

Capitated contracts	$554,582	$613,262
Non-capitated contracts	94,965	118,464
Total Service revenue, net	$649,547	$731,726

During the three months ended June 30, 2020 and 2019, the Company recognized negative $3,619 and positive $236 of service revenue respectively, from adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the six months ended June 30, 2020 and 2019, the Company recognized negative $3,476 and $39, of service revenue respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net:

	June 30, 2020	December 31, 2019
Accounts receivable	$122,349	$124,868
Reconciliation contracts receivable	55,876	61,481
Allowance for doubtful accounts	(8,162)	(5,933)
Accounts receivable, net	$170,063	$180,416
The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets:

	June 30, 2020	December 31, 2019
Accrued contract payables, current, included in “Accrued expenses”	$52,811	$15,706
Long-term contract payables	26,079	—
Deferred revenue, current	689	227
Deferred revenue, long-term, included in “Other long-term liabilities”	725	758
During the six months ended June 30, 2020 and 2019, the Company recognized $121 and $386 of deferred revenue as of December 31, 2019 and 2018, respectively.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$41,786	$29,804
Restricted cash, current	3,213	1,832
Current assets of discontinued operations	89	889
Restricted cash, less current portion	—	1,896
Cash, cash equivalents and restricted cash	$45,088	$34,421

Restricted cash as of June 30, 2020 primarily relates to a security reserve obtained as part of the National MedTrans, LLC acquisition. Restricted cash as of June 30, 2019 primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s now dissolved captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. See Note 15, Acquisition, for further information on the security reserve. The wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company ("SPCIC"), was dissolved during the six months ended June 30, 2020. Current assets of discontinued operations principally reflect the cash position of WD Services operations in Saudi Arabia, which the Company is winding down. See Note 16, Discontinued Operations, for further information on the WD Services sale.

5.    Equity Investment

As of June 30, 2020 and December 31, 2019, the Company owned a 43.6% non-controlling interest in Matrix. Affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting. The Company’s share of Matrix’s income or losses are recorded as “Equity in net (gain) loss of investee” in the accompanying condensed consolidated statements of operations and the investment basis is recorded as "Equity Investment" in the accompanying condensed consolidated balance sheets. During the year ended December 31, 2019, Matrix recorded asset impairment charges of $55,056. No impairment was recorded during the six months ended June 30, 2020.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2020 and December 31, 2019 totaled $131,974 and $130,869, respectively.

Summary financial information for Matrix on a standalone basis is as follows:

	June 30, 2020	December 31, 2019
Current assets	$97,897	$64,221
Long-term assets	630,009	631,007
Current liabilities	49,852	31,256
Long-term liabilities	361,529	351,380

	Three months ended June 30, 2020	Three months ended June 30, 2019
Revenue	$90,667	$72,161
Operating income	15,258	1,543
Net income (loss)	8,892	(3,661)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Revenue	$151,971	$139,144
Operating income	13,585	2,098
Net income (loss)	2,535	(8,148)

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following:

	June 30, 2020	December 31, 2019
Prepaid income taxes	$11,490	$2,942
Prepaid insurance	3,679	1,317
Prepaid rent	797	868
Other prepaid expenses	7,443	5,815
Total prepaid expenses and other	$23,409	$10,942

7.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
Accrued compensation and related liabilities	$16,969	$8,941
Accrued contract payables, current	52,811	15,706
Accrued cash settled stock-based compensation	7,127	3,282
Other accrued expenses	13,788	10,804
Total accrued expenses	$90,695	$38,733

8.    Restructuring and Related Reorganization Costs

The Company completed an Organizational Consolidation during 2019 where it closed the corporate offices in Stamford, Connecticut and Tucson, Arizona. A total of $1,344 and $3,355 in restructuring and related costs was incurred during the three and six months ended June 30, 2019, respectively, related to the Organizational Consolidation. These costs include, respectively, $823 and $2,217 of retention and personnel costs, $89 and $279 of stock-based compensation expense, $93 and $236 of depreciation and $339 and $623 of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

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

No restructuring or related costs were incurred related to the Organizational Consolidation during the three and six months ended June 30, 2020. There was no restructuring liability as of June 30, 2020.

During the six months ended June 30, 2020, the Company incurred approximately $719 of restructuring expense for the closure of its Las Vegas contact center. The majority of these costs were recorded to “Service expense” and the remainder were recorded to "General and administrative expense".

9.    Debt

The Company is a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On May 6, 2020, the Company entered into the Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Seventh Amendment”) which, among other things, extended the maturity date to August 1, 2021, expanded the amount available under the revolving credit facility (the “Credit Facility”) from $200,000 to $225,000, and increased the sub-facility for letters of credits from $25,000 to $40,000. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.

As of June 30, 2020, the Company had no borrowings outstanding on the Credit Facility; however, had letters of credit outstanding in the amount of $13,551. The Company’s available credit under the Credit Facility was $211,449. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75,000 with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

As of June 30, 2020, interest on the outstanding principal amount of loans accrues, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the Credit Agreement. As of June 30, 2020, the all-in interest rate was 3.88%.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future domestic subsidiaries. The Company’s obligations are secured by a first priority lien on substantially all of the Company’s assets excluding the Company’s interest in Matrix.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company’s consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and the Company’s consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. The Company was in compliance with all covenants as of June 30, 2020.

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

The following table reflects the amount of stock-based compensation, for share settled grants or awards, recorded in each financial statement line item for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service expense	$54	$161	$119	$326
General and administrative expense	675	1,128	1,653	3,066
Total stock-based compensation	$729	$1,289	$1,772	$3,392

At June 30, 2020, the Company had 500,109 stock options outstanding with a weighted-average exercise price of $64.73. The Company also had 57,122 unvested restricted stock awards ("RSAs") and 44,412 unvested restricted stock units ("RSUs") outstanding at June 30, 2020 with a weighted-average grant date fair value of $62.66 and $62.24, respectively.

Cash-Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. During the three months ended June 30, 2020 and 2019, the Company recorded expense of $4,560 and income of $1,762 of stock-based compensation for cash-settled awards, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded expense of $3,997 and income of $573 of stock-based compensation for cash-settled awards, respectively. The benefit and expense for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. As the instruments are accounted for as liability awards, the income or expense recorded for the three and six months ended June 30, 2020 and 2019 are attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash-settled share-based payment awards of $7,127 and $3,282 at June 30, 2020 and December 31, 2019, respectively, is reflected in “Accrued expenses” in the condensed consolidated balance sheets. At June 30, 2020, the Company had 3,862 SEUs and 200,000 stock option equivalent units outstanding.

Long-Term Incentive Plans

In connection with the acquisition of Circulation during 2018, the Company established a management incentive plan (“MIP”) intended to motivate key employees of Circulation. During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12,000 to the group of MIP participants. During the year ended December 31, 2019, the MIP was further amended to a total fixed payment of $2,720. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of June 30, 2020 and December 31, 2019, the Company has accrued $1,595 and $1,108, respectively, related to the MIP, which is reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

Preferred Stock Conversion

On June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC (collectively, the “Holders”), pursuant to which, among other things, (a) the Company agreed to purchase 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, held by the Holders in the aggregate, in exchange for (i) $209.88 in cash per share of Series A Preferred Stock, plus (ii) a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020, and (b) the Holders converted 369,120 shares of Series A Preferred Stock into (i) 2.5075 shares of Common Stock of the Company for each share of Series A Preferred Stock, plus (ii) a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020, plus (iii) a cash payment of $8.82 per share of Series A Preferred Stock. The Conversion Agreement was considered to be an induced conversion in which a premium consideration was provided by the Company to Holders of the Series A Preferred Stock.

The following table summarizes the convertible preferred stock activity in 2020:

	Dollar Value	Share Count
Balance at January 1, 2020	$77,120	798,788
Conversion to common stock	(572)	(5,666)
Conversion to common stock pursuant to Conversion Agreement	(37,256)	(369,120)
Preferred stock redemption pursuant to Conversion Agreement	(37,256)	(369,120)
Reduction of unamortized issuance cost	3,263	—
Balance at June 30, 2020	$5,299	54,882

In accordance with ASC 260, Earnings Per Share, retained earnings was reduced by the excess of the fair value of the consideration transferred over the carrying amount of the shares surrendered. The impact to retained earnings of the excess consideration transferred, including the direct costs incurred, and write-off of any unamortized issuance costs was $48,951.

As of June 30, 2020, the 54,882 outstanding shares of convertible preferred stock are convertible into 137,617 shares of common stock.

11.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$36,998	$(1,712)	$53,096	$(1,129)
Dividends on convertible preferred stock outstanding	(76)	(1,098)	(1,171)	(2,185)
Dividends paid pursuant to the Conversion Agreement	(790)	—	(790)	—
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	(48,951)	—	(48,951)	—
Income allocated to participating securities	—	—	(264)	—
Net (loss) income available to common stockholders	$(12,819)	$(2,810)	$1,920	$(3,314)

Continuing operations	$(12,518)	$(4,507)	$2,423	$(4,280)
Discontinued operations	(301)	1,697	(503)	966
Net (loss) income available to common stockholders	$(12,819)	$(2,810)	$1,920	$(3,314)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,077,596	12,973,496	13,032,931	12,937,054
Effect of dilutive securities:
Common stock options	—	—	10,347	—
Restricted stock	—	—	16,421	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,077,596	12,973,496	13,059,699	12,937,054
Basic (loss) earnings per share:
Continuing operations	$(0.96)	$(0.35)	$0.19	$(0.33)
Discontinued operations	(0.02)	0.13	(0.04)	0.07
Basic (loss) earnings per share	$(0.98)	$(0.22)	$0.15	$(0.26)
Diluted (loss) earnings per share:
Continuing operations	$(0.96)	$(0.35)	$0.19	$(0.33)
Discontinued operations	(0.02)	0.13	(0.04)	0.07
Diluted (loss) earnings per share	$(0.98)	$(0.22)	$0.15	$(0.26)

Income allocated to participating securities is calculated by allocating a portion of net income attributable to Providence, less dividends on convertible stock, to the convertible preferred stockholders on a pro-rata, as converted basis; however, the convertible preferred stockholders are not allocated losses.

In accordance with ASC 260, Earnings Per Share, and as related to the Conversion Agreement discussed in Note 10, Stock-Based Compensation and Similar Arrangements, the numerator was adjusted by the excess of the fair value of consideration paid over the carrying amount of the shares surrendered, net of issuance costs.

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options to purchase common stock	597,842	560,849	604,394	587,282
Convertible preferred stock	633,454	801,391	715,657	801,498
12.    Income Taxes

The Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2020 was 28.0% and 9.2%, respectively. The effective tax rate for continuing operations for the three and six months ended June 30, 2019 was 29.0% and 35.6%, respectively. For the six months ended June 30, 2020, the effective tax rate was substantially lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the CARES Act on the Company’s 2018 U.S. NOLs. For the six months ended June 30, 2019, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and the favorable impact of stock option deductions.

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30,756 resulting from the loss on the 2018 workforce development segment sale. As a result of the size of the refunds received, in October 2019, the IRS commenced a mandatory review by a joint committee of Congress. The review is still ongoing.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35% to 21% and provided that U.S. NOLs incurred after 2017 could only be carried forward to offset future taxable income. Pursuant to the CARES Act, which was enacted on March 27, 2020, the Company carried its 2018 NOLs back five years. As a result, during the six months ended June 30, 2020, the Company recorded a $27,692 receivable for the 2018 U.S. NOL carryback, and an $10,984 tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%. The Company also recorded an additional income tax payable of $3,753 for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

As discussed in Note 16, Discontinued Operations, the Company transferred its operations in Saudi Arabia to its contractual counterparties on January 1, 2019. In connection with the dissolution of its Saudi Arabia legal entity, the Company is protesting withholding tax and income tax assessments for the years 2012 through 2017. The Company does not believe the ultimate determination of the assessments will have a material adverse effect on its financial condition or results of discontinued operations.

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

On March 1, 2019, Meher Patel filed suit against the Company in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing. This matter has been resolved in a manner that does not materially impact the Company.

In Lynch v. Ride Plus et al., a putative class action lawsuit filed in the Superior Court for the County of San Diego, California, a former Ride Plus driver (trade name for Provado Mobile Health, a Company subsidiary) sought to represent all Ride Plus drivers in California on claims identical to the Patel action. This matter has been resolved in a manner that does not materially impact the Company.

On April 1, 2019, a purported class action was filed against LogistiCare in Texas alleging that the Company’s policy with respect to timekeeping for hourly employees constituted violations of the federal Fair Labor Standards Act (“FLSA”), as well as wage and hour laws in South Carolina and Texas. Plaintiffs filed a motion for conditional certification on a nationwide basis, which LogistiCare contested. The court granted the conditional certification motion on January 22, 2020. The Company filed an appeal of the conditional certification order and plans to vigorously contest the allegations on the merits as the plaintiffs have mischaracterized the method by which employees clock in to work. At this early stage in the litigation, it is impossible to predict with any certainty whether plaintiffs will prevail on their claims, or what they might recover.

On June 10, 2020, Gateway Insurance Company (“Gateway”), doing business in California as Alano Insurance Company, a subsidiary of Atlas Financial Holdings, Inc., entered liquidation. Gateway previously insured certain LogistiCare subcontracted transportation providers. LogistiCare is listed as an additional insured on these policies, and received notice of the liquidation on June 15, 2020. LogistiCare currently has 12 active lawsuits involving transportation providers formerly insured by Gateway; however, additional lawsuits may be filed against these subcontracted transportation providers. As a result of the liquidation, these suits will now be taken over by the state guaranty fund in which the suit is pending. It is probable that LogistiCare will lose its additional insured status and be required to defend itself under its own insurance policies, which involve a self-insured retention. All of the lawsuits are currently stayed for a time period varying by state in order for the guaranty fund to take over the case. The Company has accrued reserves related to these lawsuits in accordance with ASC 450, Contingencies.

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

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016. The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survived through October 19, 2019. The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survived until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at June 30, 2020.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018. The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date (i.e., December 21, 2023). The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at June 30, 2020.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of June 30, 2020 collectively held approximately 12.9% of the Company’s outstanding common stock and approximately 50.4% of the Company’s outstanding Preferred Stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

14.    Transactions with Related Parties

As discussed in Note 10, Stock-Based Compensation and Similar Arrangements, on June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC. Pursuant to the Conversion Agreement, the Company purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Holders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of common stock, a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was equal to $790.

Convertible preferred stock dividends earned by the Coliseum Stockholders during the six months ended June 30, 2020 and 2019 totaled $1,878 and $2,089, respectively, including accrued dividends paid pursuant to the Conversion Agreement.

15.  Acquisitions

On May 6, 2020, LogistiCare Solutions, LLC, a Delaware limited liability company (“LogistiCare”) and wholly-owned subsidiary of Providence, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”) and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT services contractual relationships to provide non-emergency medical transportation. Pursuant to the terms of the Purchase Agreement, LogistiCare acquired all of the outstanding capital stock of NMT.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The Company obtained an analysis from an independent third-party valuation specialist to assist in determining the purchase price allocation. The Company incurred transaction costs for the acquisition of $774 during the six months ended June 30, 2020. These costs were capitalized as a component of the purchase price.

The consideration paid for the acquisition is as follows:

Value
Consideration paid	$80,000
Transaction costs	774
Restricted cash received	(3,109)
Net consideration	$77,665

Restricted cash acquired was related to a security reserve for a contract. No liabilities were assumed.

The fair value allocation of the net consideration is as follows:

	Type	Life	Value
Customer relationships	Amortizable	6	$75,514
Trade names and trademarks	Amortizable	3	2,151
			$77,665

16.  Discontinued Operations

On December 21, 2018, the Company completed the sale of substantially all of the operating subsidiaries of its WD Services segment to APM and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. The Company’s contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. The Company is winding down its Saudi Arabian entity.

On June 11, 2018, the Company entered into a Share Purchase Agreement to sell the shares of Ingeus France, its WD Services operation in France, for a de minimis amount. The sale was effective on July 17, 2018.

On November 1, 2015, the Company completed the sale of its Human Services segment. During the three and six months ended June 30, 2020 and 2019, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings and professional fees.

Results of Operations

The following tables summarize the results of operations classified as discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense	$211	$164	$375
Total operating expense	211	164	375
Operating loss	(211)	(164)	(375)

Loss from discontinued operations before income taxes	(211)	(164)	(375)
Benefit for income taxes	33	41	74
Loss from discontinued operations, net of tax	$(178)	$(123)	$(301)

	Six months ended June 30, 2020
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense	$334	$310	$644
Total operating expense	334	310	644
Operating loss	(334)	(310)	(644)

Loss from discontinued operations before income taxes	(334)	(310)	(644)
Benefit for income taxes	64	77	141
Loss from discontinued operations, net of tax	$(270)	$(233)	$(503)

	Three months ended June 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense (income)	$72	$(2,805)	$(2,733)
Total operating expenses (income)	72	(2,805)	(2,733)
Operating (loss) income	(72)	2,805	2,733

(Loss) income from discontinued operations before income taxes	(72)	2,805	2,733
Benefit (provision) for income taxes	17	(1,053)	(1,036)
(Loss) income from discontinued operations, net of tax	$(55)	$1,752	$1,697

	Six months ended June 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense (income)	$217	$(2,097)	$(1,880)
Total operating expense (income)	217	(2,097)	(1,880)
Operating (loss) income	(217)	2,097	1,880

(Loss) income from discontinued operations before income taxes	(217)	2,097	1,880
Benefit (provision) for income taxes	53	(967)	(914)
(Loss) income from discontinued operations, net of tax	$(164)	$1,130	$966

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services sale.

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$89	$155
Current assets of discontinued operations	$89	$155

Accounts payable	$41	$16
Accrued expenses	1,463	1,414
Current liabilities of discontinued operations	$1,504	$1,430

Cash Flow Information

There were $644 in cash flow payments related to operating expenses for WD Services and Human Services Segment for the six months ended June 30, 2020. There were $646 in payments related to income taxes for WD Services Segment for the six months ended June 30, 2019.

17.    Segments

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

•Matrix Investment - which consists of a minority investment in Matrix, provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home and on-site services while its fleet of mobile health clinics provides community-based care with advance diagnostic capabilities.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments:

	Three months ended June 30, 2020
	NET Services	Matrix Investment	Total
Service revenue, net	$282,256	$—	$282,256
Service expense	196,106	—	196,106
General and administrative expense	31,199	—	31,199
Depreciation and amortization	6,108	—	6,108
Operating income	$48,843	$—	$48,843

Equity in net gain of investee	$—	$4,425	$4,425
Investment in equity method investee	$—	$131,974	$131,974
Total assets (continuing operations)	$522,271	$131,974	$654,245

	Six months ended June 30, 2020
	NET Services	Matrix Investment	Total
Service revenue, net	$649,547	$—	$649,547
Service expense	528,767	—	528,767
General and administrative expense	51,994	—	51,994
Depreciation and amortization	9,898	—	9,898
Operating income	$58,888	$—	$58,888

Equity in net gain of investee	$—	$1,875	$1,875
Investment in equity method investee	$—	$131,974	$131,974
Total assets (continuing operations)	$522,271	$131,974	$654,245

	Three months ended June 30, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$363,911	$—	$363,911
Service expense	345,948	—	345,948
General and administrative expense	16,860	—	16,860
Depreciation and amortization	4,353	—	4,353
Operating loss	$(3,250)	$—	$(3,250)

Equity in net loss of investee	$—	$(1,315)	$(1,315)
Investment in equity method investee	$—	$157,948	$157,948
Total assets (continuing operations)	$443,703	$157,948	$601,651

	Six months ended June 30, 2019
	NET Services	Matrix Investment	Total
Service revenue, net	$731,726	$—	$731,726
Service expense	686,446	—	686,446
General and administrative expense	36,262	—	36,262
Depreciation and amortization	8,827	—	8,827
Operating income	$191	$—	$191

Equity in net loss of investee	$—	$(2,971)	$(2,971)
Investment in equity method investee	$—	$157,948	$157,948
Total assets (continuing operations)	$443,703	$157,948	$601,651

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2020 and 2019, as well as our consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2019. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2020 and Q2 2019 mean the three months ended June 30, 2020 and the three months ended June 30, 2019, respectively, and references to YTD 2020 and YTD 2019 mean the six months ended June 30, 2020 and the six months ended June 30, 2019, respectively.

Overview of Our Business

The Providence Service Corporation ("Providence") is a Delaware corporation that was formed in 1996 and is the largest manager of non-emergency medical transportation (“NET”) programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”) primarily through its brands LogistiCare and Circulation. In addition, our NET Services segment includes the Company’s activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the Company's now dissolved captive insurance company. Our headquarters is in Atlanta, GA and we are listed on NASDAQ under the ticker symbol "PRSC".

Providence also owns a minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home and on-site services while its fleet of mobile health clinics provides community-based care with advanced diagnostic capabilities. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

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
•proposals by the President of the United States and Congress to change the Medicaid program, including considering regulatory changes to make the non-emergency medical transportation benefit optional for states, and the Centers for Medicare & Medicaid Services’ grant of waivers to states relative to the parameters of their Medicaid programs;
•enactment of adverse legislation, regulation or agency guidance, or litigation challenges to the Patient Protection and Affordable Care Act, state Medicaid programs, or other governmental programs may reduce the eligibility or demand for our services, our ability to conduct some or all of our business and/or reimbursement rates for services performed within our segments;
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

We received notice from a customer that it would be terminating or not renewing certain contracts on September 30, 2020 and December 31, 2020. For the six months ended June 30, 2020, we recorded revenue of $25.3 million for these contracts.

Critical Accounting Estimates and Policies

There have been no significant changes to our critical accounting policies in our condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2019. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2019.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management. We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as our activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of our captive insurance company through the date of dissolution. See Note 17, Segments, in our condensed consolidated financial statements for further information on our segments.

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

Q2 2020 compared to Q2 2019

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our condensed consolidated statements of operations for Q2 2020 and Q2 2019 (in thousands):

	Three months ended June 30,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	282,256	100.0%	363,911	100.0%

Operating expenses:
Service expense	196,106	69.5%	345,948	95.1%
General and administrative expense	31,199	11.1%	16,860	4.6%
Depreciation and amortization	6,108	2.2%	4,353	1.2%
Total operating expenses	233,413	82.7%	367,161	100.9%

Operating income (loss)	48,843	17.3%	(3,250)	(0.9)%

Other expenses (income):
Interest expense, net	1,498	0.5%	301	0.1%
Other income	—	—%	(66)	—%
Equity in net (gain) loss of investee	(4,425)	-1.6%	1,315	0.4%
Income (loss) from continuing operations before income taxes	51,770	18.3%	(4,800)	(1.3)%
Provision (benefit) for income taxes	14,471	5.1%	(1,391)	(0.4)%
Income (loss) from continuing operations, net of tax	37,299	13.2%	(3,409)	(0.9)%
(Loss) income from discontinued operations, net of tax	(301)	(0.1)%	1,697	0.5%
Net income (loss)	36,998	13.1%	(1,712)	(0.5)%

Service revenue, net. Service revenue, net for Q2 2020 decreased $81.7 million, or 22.4%, compared to Q2 2019. Service revenue decreased primarily due to lower volume related to certain profit corridor and reconciliation contracts as a result of COVID-19 and other factors, as well as $12.6 million for contracts we no longer serve, including MCO contracts in Minnesota, California, Louisiana and New York. These decreases were partially offset by $8.4 million of revenue as a result of the National MedTrans (“NMT”) acquisition.

Service expense, net. Service expense components are shown below (in thousands):

	Three months ended June 30,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	151,504	53.7%	297,360	81.7%
Payroll and related costs	33,459	11.9%	37,437	10.3%
Other operating expenses	11,088	3.9%	11,086	3.0%
Stock-based compensation	55	—%	65	—%
Total service expense	196,106	69.5%	345,948	95.1%

Service expense for Q2 2020 decreased $149.8 million, or 43.3%, compared to Q2 2019 primarily due to lower purchased transportation costs and associated payroll costs in our contact centers. Transportation and payroll costs decreased as a result of lower utilization across multiple contracts due to the COVID-19 pandemic and efficiency initiatives.

General and administrative expense. General and administrative expense for Q2 2020 increased $14.3 million, or 85.0%, compared to Q2 2019. The increase was primarily a result of $6.3 million related to cash-settled equity awards, $3.8 million related to our NMT transition services agreement, employee-related compensation including salaries, incentives and health insurance, software and hardware expense and stock-based compensation. These increases were partially offset by employee-related compensation associated with the Organizational Consolidation that was incurred in Q2 2019 that was not incurred in Q2 2020.

Depreciation and amortization. Depreciation and amortization for Q2 2020 increased $1.8 million or 40.3% compared to Q2 2019 primarily as a result of additional amortization of $2.1 million associated with intangible assets purchased in the NMT acquisition.

Interest expense, net. Consolidated interest expense, net, for Q2 2020 and Q2 2019 was $1.5 million and $0.3 million, respectively. The increase in Q2 2020 was primarily related to our proactive decision to borrow $162.0 million under our Credit Facility at the end of Q1 2020 to increase our financial flexibility due to COVID-19. As of June 30, 2020, we fully repaid our Credit Facility.

Equity in net (gain) loss of investee. Our equity in net gain of investee for Q2 2020 of $4.4 million and net loss of $1.3 million for Q2 2019 was a result of our proportional share of the net income (loss) of Matrix. Matrix's increase in Q2 2020 net income was related to the launch of a new Employee Health and Wellness product developed for companies maintaining critical operations during COVID-19. Included in Matrix's standalone Q2 2020 results were severance cost and transaction costs of $1.5 million and COVID-19 related costs of $4.9 million. Included in Matrix’s standalone Q2 2019 results were integration and transaction related costs of $0.3 million.

Provision for income taxes. Our effective tax rate from continuing operations for Q2 2020 and Q2 2019 was 28.0% and 29.0%, respectively. For Q2 2020 and Q2 2019, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 16, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For Q2 2020, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.1 million, which includes the income and expense related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus we are no longer providing services in Saudi Arabia. For Q2 2020, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.2 million primarily related to accounting, professional, and legal fees.

For Q2 2019, the income from discontinued operations, net of tax, was due to income of $1.8 million for our former WD Services segment. The income is associated with accounts receivable that were previously written-off, partially offset by administrative costs related to the wind-down of the WD Services entity in Saudi Arabia. For Q2 2019, the loss from discontinued operations, net of tax, for our former Human Services segment was less than $0.1 million.

YTD 2020 compared to YTD 2019

The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our condensed consolidated statements of operations for YTD 2020 and YTD 2019 (in thousands):

	Six months ended June 30,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	649,547	100.0%	731,726	100.0%

Operating expenses:
Service expense	528,767	81.4%	686,446	93.8%
General and administrative expense	51,994	8.0%	36,262	5.0%
Depreciation and amortization	9,898	1.5%	8,827	1.2%
Total operating expenses	590,659	90.9%	731,535	100.0%

Operating income	58,888	9.1%	191	—%

Other expenses (income):
Interest expense, net	1,739	0.3%	604	0.1%
Other income	—	—%	(132)	—%
Equity in net (gain) loss of investees	(1,875)	-0.3%	2,971	0.4%
Income (loss) from continuing operations before income taxes	59,024	9.1%	(3,252)	(0.4)%
Provision (benefit) for income taxes	5,425	0.8%	(1,157)	(0.2)%
Income (loss) from continuing operations, net of tax	53,599	8.3%	(2,095)	(0.3)%
(Loss) income from discontinued operations, net of tax	(503)	(0.1)%	966	0.1%
Net income (loss)	53,096	8.2%	(1,129)	(0.2)%

Service revenue, net. Consolidated service revenue, net for YTD 2020 decreased $82.2 million, or 11.2%, compared to YTD 2019. Service revenue decreased primarily due to lower volume related to certain profit corridor and reconciliation contracts as a result of COVID-19 in addition to $31.4 million for contracts we no longer serve, including MCO contracts in California, Louisiana, New York and Minnesota. These decreases were partially offset by $8.4 million of revenue as a result of the NMT acquisition.

Service expense, net. Service expense components are shown below (in thousands):

	Six months ended June 30,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	431,182	66.4%	585,986	80.1%
Payroll and related costs	74,579	11.5%	78,569	10.7%
Other operating expenses	22,887	3.5%	21,763	3.0%
Stock-based compensation	119	—%	128	—%
Total service expense	528,767	81.4%	686,446	93.8%

Service expense for YTD 2020 decreased $157.7 million, or 23.0%, compared to YTD 2019 as a result of lower purchased transportation costs and associated payroll costs in our contact centers. Transportation costs decreased as a result of lower utilization across multiple contracts due to the COVID-19 pandemic as well as efficiency initiatives. Other operating expenses increased by $1.1 million primarily as a result of higher bad debt expense, auto insurance and legal fees, partially offset by lower contact center recruiting costs and travel expense.

General and administrative expense. General and administrative expense for YTD 2020 increased $15.7 million, or 43.4%, compared to YTD 2019. The increase was primarily a result of $4.6 million related to cash settled equity awards, $3.8 million related to our NMT transition services agreement, employee-related compensation including salaries, incentives and health insurance, software and hardware expense and third-party consulting expense. This was partially offset by employee-related compensation, associated with the Organizational Consolidation and certain transaction related expenses, incurred in YTD 2019 that was not incurred in YTD 2020.

Depreciation and amortization. Depreciation and amortization increased $1.1 million primarily due to intangible asset amortization of $2.1 million associated with the NMT acquisition. This was partially offset by accelerated depreciation during YTD 2019 associated with the Organizational Consolidation. As of the end of Q2 2019, all fixed assets of the former holding company that were no longer in use were fully depreciated.

Interest expense, net. Consolidated interest expense, net, for YTD 2020 and YTD 2019 was $1.7 million and $0.6 million, respectively. The increase in YTD 2020 was primarily related to our proactive decision to borrow $162.0 million under our Credit Facility at the end of Q1 2020 to increase our financial flexibility due to COVID-19. As of June 30, 2020, we fully repaid our Credit Facility.

Equity in net (gain) loss of investee. Our equity in net gain of investee for YTD 2020 of $1.9 million and net loss of $3.0 million for YTD 2019 was a result of our proportional share of the net income/loss in Matrix. Matrix's increase in YTD 2020 net income was related to the launch of a new Employee Health and Wellness product developed for companies maintaining critical operations during COVID-19. Included in Matrix's standalone YTD 2020 results were severance costs and transaction costs of $2.7 million and COVID-19 related costs of $5.1 million. Included in Matrix’s standalone YTD 2019 results were integration and transaction related costs of $1.8 million.

Provision for income taxes. Our effective tax rate from continuing operations for YTD 2020 and YTD 2019 was 9.2% and 35.6%, respectively. For YTD 2020, the effective tax rate was substantially lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on our U.S. net operating losses. For YTD 2019, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses offset, in part, by the favorable impact of stock option deductions.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 16, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For YTD 2020, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.2 million, which includes the income and expense related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus we are no longer providing services in Saudi Arabia. For YTD 2020, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.3 million.

For YTD 2020, the income from discontinued operations, net of tax, for our former WD Services segment was $1.1 million. The income includes administrative costs related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. For YTD 2020, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.2 million.

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

Cash flow from operating activities during the six months ended June 30, 2020 was $147.2 million. Our balance of cash and cash equivalents was $41.8 million and $61.4 million at June 30, 2020 and December 31, 2019, respectively. Additionally, we had restricted cash of $3.2 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows. At June 30, 2020, we had no borrowings outstanding under our Credit Facility; however, we had letters of credit outstanding of $13.6 million. At December 31, 2019, we had no amounts outstanding under the Credit Facility.

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

The cash flow statements for all periods presented include both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The loss from discontinued operations, net of tax, was $0.5 million for the six months ended June 30, 2020 and the loss from discontinued operations, net of tax, was $1.0 million for the six months ended June 30, 2019.

YTD 2020 cash flows compared to YTD 2019

Operating activities. Cash provided by operating activities was $147.2 million and $23.1 million for YTD 2020 and YTD 2019, respectively. Cash flows from operating activities increased by $124.1 million due to an increase in cash provided by working capital of $61.1 million. The increase in working capital was related to an increase in accounts payable, accrued expenses, and long-term contract payables of $66.2 million primarily related to liability reserves on certain profit corridor and reconciliation contracts due to lower activity as a result of COVID-19, and lower accounts receivable and other receivables of $15.6 million. The increase in these working capital items was offset by a decrease in cash associated with $9.4 million in prepaid assets, an $8.1 million decrease in income taxes on gain from sale of a business, and a $5.9 million decrease in our accrued transportation liability. The remaining increase in the cash flow from operating activities was a result of the increase in net income of $54.2 million primarily from higher operating income and an increase in deferred income taxes of $12.8 million due to the favorable impact of the CARES Act. This was partially offset by an increase in equity income by $4.8 million in Matrix.

Investing activities. Net cash used in investing activities of $80.0 million in YTD 2020 increased by $75.7 million as compared to YTD 2019 as a result of the acquisition of NMT.

Financing activities. Net cash used in financing activities of $83.8 million in YTD 2020 increased $87.0 million as compared to YTD 2019. The cash outflow was primarily due to $92.6 million in cash paid related to the preferred stock conversion transaction and repurchase of common stock. See Note 10, Stock-Based Compensation and Similar Arrangements, for further information on the preferred stock transaction. YTD 2020 was partially offset by an increase in cash provided by financing activities of $4.9 million related to proceeds from common stock issued pursuant to stock option exercises during the comparative periods.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On May 6, 2020, we entered into the Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Seventh Amendment”). The Seventh Amendment extended the maturity date to August 1, 2021, expanded the amount available under the revolving credit facility (the “Credit Facility”) from $200.0 million to $225.0 million, and increased the sub-facility for letters of credits from $25.0 million to $40.0 million. Interest on the loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.

As of June 30, 2020, we had no borrowings outstanding on the Credit Facility; however, had letters of credit outstanding in the amount of $13.6 million. Our available credit under the Credit Facility was $211.4 million. Under the Credit Agreement, we have an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

As of June 30, 2020, interest on the outstanding principal amount of loans accrues, at our election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee range from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case based on our consolidated leverage ratio as defined in the Credit Agreement. As of June 30, 2020, the all-in interest rate was 3.88%.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. Our consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and our consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. We were in compliance with all covenants as of June 30, 2020.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and us, we issued 805,000 shares of Preferred Stock, of which 54,882 shares are outstanding as of June 30, 2020.

As discussed in Note 10, Stock-Based Compensation and Similar Arrangements, on June 8, 2020, we entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC (collectively, the “Holders”). Pursuant to the Conversion Agreement, we purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Holders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of Common Stock, and received a cash payment for accrued dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was $0.8 million.

For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Preferred Stock” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 10, Stock-Based Compensation and Similar Arrangements, in the current Form 10-Q. We may pay a noncumulative cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board, at the rate of 5.5% per annum on the liquidation preference then in effect. On or before the third business day immediately preceding each fiscal quarter, we determine our intention whether or not to pay a cash dividend with respect to that ensuing quarter and give notice of our intention to each holder of Preferred Stock as soon as practicable thereafter.

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

Cash dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, will begin to accrue on the first day of the applicable dividend period. Paid-in-kind (“PIK”) dividends, if applicable, will accrue and be cumulative on the same schedule as set forth above for cash dividends and will also be compounded at the applicable annual rate on each applicable subsequent dividend date. PIK dividends are paid upon the occurrence of a liquidation event, conversion or redemption in accordance with the terms of the Preferred Stock. Cash dividends were declared for the six months ended June 30, 2020 and 2019 totaling $2.0 million and $2.2 million, respectively.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

We historically reinsured a substantial portion of our automobile, general and professional liability and workers’ compensation costs under reinsurance programs primarily through our wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company ("SPCIC"). As of May 16, 2017, SPCIC did not renew the expiring reinsurance policies. We will continue to resolve claims under the historical policy years. During Q1 2020, we dissolved SPCIC.

At June 30, 2020, based on an independent actuarial report, the net cumulative reserves for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs were $1.4 million, $1.0 million and $2.4 million, respectively.

Further, we had restricted cash of $0.1 million and $0.2 million at June 30, 2020 and December 31, 2019, related to collateral for reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $2.0 million and $1.9 million as of June 30, 2020 and December 31, 2019, respectively, was recorded in “Self-funded insurance programs” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In certain cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, which may cause actual events to be materially different from those expressed or implied herein, including but not limited to: the early termination or non-renewal of contracts; our ability to successfully respond to governmental requests for proposal; our ability to fulfill our contractual obligations; our ability to identify and successfully complete and integrate acquisitions; our ability to identify and realize the benefits of strategic initiatives; the loss of any of the significant payors from whom we generate a significant amount of our revenue; our ability to accurately estimate the cost of performing under certain capitated contracts; our ability to match the timing of the costs of new contracts with its related revenue; the outcome of pending or future litigation; our ability to attract and retain senior management and other qualified employees; our ability to successfully complete recent divestitures or business termination; the accuracy of representations and warranties and strength of related indemnities provided to us in acquisitions or claims made against us for representations and warranties and related indemnities in our dispositions; our ability to effectively compete in the marketplace; inadequacies in or security breaches of our information technology systems, including our ability to protect private data; the impact of COVID-19 on us (including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic; economic activity and actions taken in response; the effect on our clients and client demand for our services; and the ability of our clients to pay for our services); seasonal fluctuations in our operations; impairment of long-lived assets; the adequacy of our insurance coverage for automobile, general liability, professional liability and workers’ compensation; damage to our reputation by inaccurate, misleading or negative media coverage; our ability to comply with government healthcare and other regulations; changes in budgetary priorities of government entities that fund our services; failure to adequately comply with patient and service user information regulations; possible actions under Medicare and Medicaid programs for false claims or recoupment of funds for noncompliance; changes in the regulatory landscape applicable to Matrix; changes to our estimated income tax liability from audits or otherwise; our ability to meet restrictive covenants in our credit agreement; restrictions in the terms of our preferred stock; the costs of complying with public company reporting obligations; and the accuracy of our accounting estimates and assumptions

The Company has provided additional information about these risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2019, our subsequent filings with the SEC, and in this filing.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at June 30, 2020.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2020. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2020 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

On March 1, 2019, Meher Patel filed suit against us in the Superior Court of the State of California, Tuolumne County, on behalf of herself and as a class action on behalf of others similarly situated, asserting violations under the California Labor Code relating to the alleged failure by LogistiCare to comply with certain applicable state wage and related employment requirements, as well as claims of breach of contract and breach of the implied covenant of good faith and fair dealing. This matter has been resolved in a manner that does not materially impact us.

In Lynch v. Ride Plus et al., a putative class action lawsuit filed in the Superior Court for the County of San Diego, California, a former Ride Plus driver (trade name for Provado Mobile Health, a Company subsidiary) sought to represent all Ride Plus drivers in California on claims identical to the Patel action. This matter has been resolved in a manner that does not materially impact us.

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

On June 10, 2020, Gateway Insurance Company (“Gateway”), doing business in California as Alano Insurance Company, a subsidiary of Atlas Financial Holdings, Inc., entered liquidation. Gateway previously insured certain LogistiCare subcontracted transportation providers. LogistiCare is listed as an additional insured on these policies, and received notice of the liquidation on June 15, 2020. LogistiCare currently has 12 active lawsuits involving transportation providers formerly insured by Gateway; however, additional lawsuits may be filed against these subcontracted transportation providers. As a result of the liquidation, these suits will now be taken over by the state guaranty fund in which the suit is pending. It is probable that LogistiCare will lose its additional insured status and be required to defend itself under its own insurance policies, which involve a self-insured retention. All of the lawsuits are currently stayed for a time period varying by state in order for the guaranty fund to take over the case. We have accrued reserves related to these lawsuits in accordance with ASC 450, Contingencies.

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

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of a new strain of coronavirus began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, has and is likely to continue to interfere with the ability of our employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business which may cause us to materially curtail certain of our business operations. While we are monitoring the impact of COVID-19 on our business and financial results at this time, we are unable to accurately predict the extent to which the coronavirus pandemic impacts our business, operations and financial results. Such impact will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including, potential shifting of governmental policies away from programs that call for the types of services we provide; the impact of the pandemic on economic activity and actions taken in response; the effect on our members and member demand for our services; our ability to provide our services, including as a result of travel restrictions, disruptions in our contact centers related to COVID-19, people working from home, and the willingness of our employees to return to our contact centers as “shelter in place” and other related “stay at home restrictions” are lifted or modified; issues with respect to our employees’ health, working hours and/or ability to perform their duties; increased costs to the Company in response to these changing conditions and to protect the health and safety of our employees; and the ability of our payors to pay for our services. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm and/or subject us to claims and litigation.

Beginning in March 2020 we saw a significant reduction in trip volume as the governors of most states in which we operate implemented some form of “stay at home” order, and medical services were reduced to life-sustaining programs only (e.g., dialysis and chemotherapy). This reduction in trip volume has had a negative financial impact on our transportation providers and we believe that some of our transportation providers may not survive this period of reduced volume. As governors in many of the states have lifted or modified such restrictions and allowed businesses to reopen, we have seen some increase in trip volume, however given the continued resurgence of the virus in many such states, such volumes have stayed at lower than pre-pandemic levels. We currently expect that some states will continue to reopen while others may impose or renew restrictions on economic activity to try to mitigate the resurgence of the virus. If volume remains depressed overall, we will continue to see pressure on our transportation providers and lower revenue. If volume increases as a result of reopening measures or because states are able to bring the pandemic under control, depending on the period of time over which this increase in volume occurs, we may face difficulty meeting volume demands due to the capacity constraints within our network of transportation providers. Additionally, there may be an increase in the required level of service for those utilizing NET services during the pandemic as a result of a sicker population or in an effort to reduce the potential transmission of COVID-19. As trip volume increases we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid health concerns and other factors related to the pandemic.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 11, 2020, the Board authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2020, unless terminated earlier. Since March 11, 2020, 195,677 shares were repurchased under the program. The following table provides information with respect to common stock repurchased by us during the six months ended June 30, 2020:

Period	Total Number of Shares (or Units) of Common Stock Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s)

Share value authorized for repurchase				$75,000

Repurchase Activity:
March 1, 2020
to
March 31, 2020	142,821	$51.11	142,821	$67,701

April 1, 2020
to
April 30, 2020	46,455	$54.48	46,455	$65,170

May 1, 2020
to
May 30, 2020	6,401	$55.64	6,401	$64,813

June 1, 2020
to
June 30, 2020	—	$—	—	$—

Total	195,677		195,677

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Equity Purchase Agreement dated as of May 6, 2020, by and among National MedTrans, LLC, Specialty Benefits, LLC, and LogistiCare Solutions, LLC

10.2
Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement dated May 6, 2020 among the Providence Service Corporation, the guarantors party thereto, the lenders party thereto and Bank of America N.A. as Administrative Agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 7, 2020)

10.3
Preferred Stock Conversion Agreement, dated June 8, 2020, among The Providence Service Corporation and the other signatory parties thereto (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 8, 2020)

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

THE PROVIDENCE SERVICE CORPORATION

Date: August 6, 2020	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)