Form 10-Q
period 2020-09-30
PROVIDENCE SERVICE CORP
filed 2020-11-06
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were outstanding 14,183,634 shares (excluding treasury shares of 5,285,666) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
The Providence Service Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,277	$61,365
Accounts receivable, net of allowance of $2,794 and $5,933, respectively	164,944	180,416
Other receivables	7,310	3,396
Prepaid expenses and other	20,266	10,942
Restricted cash	3,182	153
Current assets of discontinued operations	357	155
Total current assets	379,336	256,427
Operating lease right-of-use assets	18,814	20,095
Property and equipment, net	21,048	23,243
Goodwill	135,216	135,216
Intangible assets, net	87,358	19,911
Equity investment	141,292	130,869
Other assets	8,571	11,620
Total assets	$791,635	$597,381
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of finance lease liabilities	$148	$308
Accounts payable	26,677	9,805
Current portion of operating lease liabilities	6,680	6,730
Accrued expenses	143,033	38,733
Accrued transportation costs	81,558	87,063
Deferred revenue	681	227
Self-funded insurance programs	10,083	5,890
Current liabilities of discontinued operations	1,734	1,430
Total current liabilities	270,594	150,186
Finance lease liabilities, less current portion	—	45
Operating lease liabilities, less current portion	13,015	14,502
Long-term contract payables	50,244	—
Other long-term liabilities	12,195	15,029
Deferred tax liabilities	35,520	22,907
Total liabilities	381,568	202,669
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 0 and 798,788, respectively, issued and outstanding; 5.5%/8.5% dividend rate	—	77,120
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,468,591 and 18,073,763, respectively, issued and outstanding (including treasury shares)	20	18
Additional paid-in capital	416,504	351,529
Retained earnings	221,509	183,733
Treasury shares, at cost, 5,285,666 and 5,088,782 shares, respectively	(227,966)	(217,688)
Total stockholders’ equity	410,067	317,592
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$791,635	$597,381
 See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service revenue, net	$320,619	$393,385	$970,166	$1,125,111

Operating expenses:
Service expense	235,543	356,271	764,310	1,042,717
General and administrative expense	34,441	15,979	86,435	52,241
Depreciation and amortization	7,301	4,148	17,199	12,976
Total operating expenses	277,285	376,398	867,944	1,107,934

Operating income	43,334	16,987	102,222	17,177

Other expenses (income):
Interest expense, net	379	188	2,118	793
Other income	—	(66)	—	(199)
Equity in net (income) loss of investee	(10,325)	3,188	(12,200)	6,159
Income from continuing operations before income taxes	53,280	13,677	112,304	10,424
Provision for income taxes	14,360	5,097	19,785	3,940
Income from continuing operations, net of tax	38,920	8,580	92,519	6,484
(Loss) income from discontinued operations, net of tax	(115)	(426)	(618)	540
Net income	$38,805	$8,154	$91,901	$7,024

Net income available to common stockholders (Note 11)	$35,346	$6,104	$34,563	$3,230

Basic earnings (loss) per common share:
Continuing operations	$2.53	$0.50	$2.63	$0.21
Discontinued operations	(0.01)	(0.03)	(0.05)	0.04
Basic earnings per common share	$2.52	$0.47	$2.58	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$2.51	$0.50	$2.62	$0.21
Discontinued operations	(0.01)	(0.03)	(0.05)	0.04
Diluted earnings per common share	$2.50	$0.47	$2.57	$0.25

Weighted-average number of common shares outstanding:
Basic	14,026,039	12,993,934	13,367,605	12,956,222
Diluted	14,133,904	13,004,449	13,415,344	12,977,598

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Nine months ended September 30, 2020

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	16,098	—	—	16,098
Stock-based compensation	—	—	1,005	—	—	—	1,005
Exercise of employee stock options	39,111	—	2,054	—	—	—	2,054
Restricted stock issued	79,029	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	626	(37)	(37)
Shares issued for bonus settlement and director stipends	701	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	142,821	(7,299)	(7,299)
Conversion of convertible preferred stock to common stock	40	—	2	—	—	—	2
Convertible preferred stock dividends (1)	—	—	—	(1,095)	—	—	(1,095)
Balance at March 31, 2020	18,192,644	$18	$354,628	$198,736	5,232,229	$(225,024)	$328,358
Net income	—	—	—	36,998	—	—	36,998
Stock-based compensation	—	—	691	—	—	—	691
Exercise of employee stock options	129,722	—	9,275	—	—	—	9,275
Restricted stock forfeited	(8,496)	—	—	—	—	—	—
Shares issued for bonus settlement and director stipends	487	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	52,856	(2,887)	(2,887)
Conversion of convertible preferred stock to common stock	14,166	—	546	—	—	—	546
Redemption of convertible preferred stock pursuant to Conversion Agreement	—	—	—	(42,954)	—	—	(42,954)
Conversion of convertible preferred stock to common stock pursuant to Conversion Agreement	925,567	1	37,255	(5,997)	—	—	31,259
Convertible preferred stock dividends (1)	—	—	—	(866)	—	—	(866)
Balance at June 30, 2020	19,254,090	$19	$402,433	$185,917	5,285,085	$(227,911)	$360,458
Net income	—	—	—	38,805	—	—	38,805
Stock-based compensation	—	—	1,139	—	—	—	1,139
Exercise of employee stock options	145,124	1	10,250	—	—	—	10,251
Restricted stock issued	330	—	—	—			—
Restricted stock surrendered for employee tax payment	—	—	—	—	581	(55)	(55)
Shares issued for bonus settlement and director stipends	414	—	38	—	—	—	38
Conversion of convertible preferred stock to common stock	68,633	—	2,644	—	—	—	2,644
Redemption of convertible preferred stock pursuant to Conversion Agreement	—	—	—	(3,186)	—	—	(3,186)
Dividends paid pursuant to the Conversion Agreement (2)	—	—	—	(27)	—	—	(27)
Balance at September 30, 2020	19,468,591	$20	$416,504	$221,509	5,285,666	$(227,966)	$410,067

(1) Cash dividends on redeemable convertible preferred stock of $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2020 and June 30, 2020.

(2) On September 3, 2020, accrued cash dividends of $1.37 per share were paid to Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC pursuant to the Preferred Stock Conversion Agreement as discussed in Note 10, Stock-Based Compensation and Similar Arrangements.

	Nine months ended September 30, 2019

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	4,970,093	$(210,891)	$310,998
Net income	—	—	—	582	—	—	582
Stock-based compensation	—	—	2,103	—	—	—	2,103
Exercise of employee stock options	57,022	—	2,557	—	—	—	2,557
Restricted stock issued	25,357	—	—	—	3,459	(217)	(217)
Shares issued for bonus settlement and director stipends	599	—	—	—	—	—	—
Convertible preferred stock dividends (3)	—	—	—	(1,087)	—	—	(1,087)
Balance at March 31, 2019	17,867,747	$18	$339,404	$186,622	4,973,552	$(211,108)	$314,936
Net loss	—	—	—	(1,712)	—	—	(1,712)
Stock-based compensation	—	—	1,289	—	—	—	1,289
Exercise of employee stock options	67,931	—	3,826	—	—	—	3,826
Restricted stock issued	7,088	—	—	—	2,419	(155)	(155)
Shares issued for bonus settlement and director stipends	202	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	4,104	—	157	—	—	—	157
Convertible preferred stock dividends (3)	—	—	—	(1,098)	—	—	(1,098)
Balance at June 30, 2019	17,947,072	$18	$344,676	$183,812	4,975,971	$(211,263)	$317,243
Net income	—	—	—	8,154	—	—	8,154
Stock-based compensation	—	—	855	—	—	—	855
Exercise of employee stock options	17,755	—	503	—	—	—	503
Restricted stock issued	2,313	—	—	—	42	(3)	(3)
Shares issued for bonus settlement and director stipends	856	—	—	—	—	—	—
Stock repurchase plan	—	—	—	—	105,421	(5,988)	(5,988)
Convertible preferred stock dividends (3)	—	—	—	(1,109)	—	—	(1,109)
Balance at September 30, 2019	17,967,996	$18	$346,034	$190,857	5,081,434	$(217,254)	$319,655

(3) Cash dividends on redeemable convertible preferred stock of $1.36, $1.37, and $1.38 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2019, June 30, 2019, and September 30, 2019, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities
Net income	$91,901	$7,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,980	8,300
Amortization	10,219	4,676
Provision for doubtful accounts	(3,139)	533
Stock-based compensation	2,949	4,247
Deferred income taxes	12,612	1,993
Amortization of deferred financing costs and debt discount	292	272
Equity in net (income) loss of investee	(12,200)	6,159
Reduction of right of use assets	6,769	7,668
Changes in operating assets and liabilities:
Accounts receivable and other receivables	20,017	(44,374)
Prepaid expenses and other	(28,216)	(8,779)
Income tax refunds on sale of business	17,789	37,271
Self-funded insurance programs	1,259	2,511
Accounts payable and accrued expenses	121,408	(9,384)
Accrued transportation costs	(5,506)	27,522
Deferred revenue	453	(486)
Long-term contract payables and other long-term liabilities	43,639	(5,084)
Net cash provided by operating activities	287,226	40,069
Investing activities
Purchase of property and equipment	(4,786)	(7,302)
Acquisition, net of cash acquired	(77,665)	—
Net cash used in investing activities	(82,451)	(7,302)
Financing activities
Proceeds from debt	162,000	12,000
Repayment of debt	(162,000)	(12,000)
Preferred stock redemption payment	(88,743)	—
Preferred stock dividends	(1,988)	(3,295)
Repurchase of common stock, for treasury	(10,186)	(6,363)
Proceeds from common stock issued pursuant to stock option exercise	21,581	6,885
Restricted stock surrendered for employee tax payment	(92)	—
Other financing activities	(204)	(641)
Net cash used in financing activities	(79,632)	(3,414)
Net change in cash, cash equivalents and restricted cash	125,143	29,353
Cash, cash equivalents and restricted cash at beginning of period	61,673	12,367
Cash, cash equivalents and restricted cash at end of period	$186,816	$41,720
See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Supplemental Cash Flow Information
(in thousands)

	Nine months ended September 30,
Supplemental cash flow information	2020	2019
Cash paid for interest	$1,775	$1,090
Cash paid (received) for income taxes, net of refunds	$11,805	$(30,456)
Assets acquired under operating leases	$5,488	$4,770

See accompanying notes to the unaudited condensed consolidated financial statements

The Providence Service Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2020

1.    Organization and Basis of Presentation

Description of Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is the largest benefits manager of non-emergency medical transportation (“NEMT” or "NET") programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”) through the wholly-owned subsidiary, LogistiCare Solutions, LLC, a Delaware limited liability company and the brands “LogistiCare” and “Circulation”. The technology-enabled operating model includes core competencies in risk underwriting, call center management, network credentialing, vendor payment management and non-emergency medical transport management. Through this model, the Company provides a suite of integrated supportive care solutions for our payor customers and end-users, focused on addressing the social determinates of health (“SDoH”) and enabling greater access to healthcare and improved outcomes.

The Company also own a 43.6% minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home and on-site services while its fleet of mobile health clinics provides community-based care with advanced diagnostic capabilities. In 2020, Matrix launched its Employee Health and Wellness solution focused on improving employee health with worksite solutions that reinforce business resilience and safe return-to-work outcomes. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

In 2018, the Company acquired Circulation to provide additional technological improvements through their digital transportation platform. Circulation’s technology allows for real time notifications to members on their mobile devices, integration with a wide variety of ATMS and transportation network companies, real time ride tracking, network management and analytics.

During 2019, the Company consolidated all activities and functions performed at the corporate holding company level into its NET Services segment (“Organizational Consolidation”). As a result of the Organizational Consolidation, the Company incurred restructuring and related organization costs. See Note 8, Restructuring and Related Reorganization Costs, for further information.

On May 6, 2020, LogistiCare entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”) and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT services contractual relationships to provide non-emergency medical transportation. Pursuant to the terms of the Purchase Agreement, LogistiCare acquired all of the outstanding capital stock of NMT. See Note 15, Acquisitions, for further information.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the results of the interim periods have been included.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a delay in the payment of employer federal payroll taxes during 2020 after the date of enactment. Due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs"), the effective tax rate of 17.6% was lower than the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2020. The 27.0% effective tax rate for the three months ended September 30, 2020 was not impacted by the CARES Act. See Note 12, Income Taxes, for further information.

The accompanying unaudited condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses. It is possible that the Company's assumptions and estimates may materially change due to these uncertainties.

Reclassifications

During the nine months ended September 30, 2020, the Company has separately classified the reduction of right-of-use assets in its unaudited condensed consolidated statement of cash flows and conformed the prior period.

2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the nine months ended September 30, 2020:

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 superseded much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments in ASU 2016-13 affected loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted ASU 2016-13 on January 1, 2020. As of September 30, 2020, this guidance did not have a material impact on the unaudited condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which removed, modified, and added additional disclosures related to fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. As of September 30, 2020, this guidance did not have an impact on the unaudited condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company elected to apply the prospective transition approach and therefore applied the transition requirements to any eligible costs incurred after adoption. The Company adopted ASU 2018-15 on January 1, 2020. As of September 30, 2020, the Company has not incurred any material implementation costs associated with new service contracts since the date of adoption.

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2020-02"). ASU 2020-02 provides interpretive guidance on methodologies and supporting documentation for measuring credit losses, with a focus on the documentation the SEC would normally expect registrants engaged in lending transactions to prepare and maintain to support estimates of current expected credit losses for loan transactions. The Company adopted ASU 2020-02 on February 6, 2020, as the ASU was effective upon issuance. As of September 30, 2020, this guidance did not have an impact on the unaudited condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03") to make improvements to ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies as defined by the SEC, should adopt ASU 2020-03 during 2020. The Company adopted ASU 2020-03 on April 1, 2020. This guidance did not have an impact on the unaudited condensed consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

Recent accounting pronouncements that the Company has yet to adopt are as follows:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU removes certain exceptions to the general principles in ASC 740, Income Taxes, and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"), to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact ASU 2020-01 will have on its consolidated financial statements or disclosures; however, does not expect the adoption to have a material impact.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The relief granted in ASC 848, Reference Rate Reform ("ASC 848"), is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. The provisions of ASC 848 must be applied for all transactions other than derivatives, which may be applied at a hedging relationship level. Entities may apply the provisions as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact ASU 2020-04 will have on its consolidated financial statements or disclosures; however, does not expect the adoption to have a material impact.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") which addresses the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The update limits the accounting models for convertible instruments resulting in fewer embedded conversion features being separately recognized from the host contract. Specifically, ASU 2020-06 removes from GAAP the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements or disclosures.

3.    Revenue Recognition

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers by contract type (in thousands):

	Three months ended September 30,
	2020	2019
State Medicaid agency contracts	$154,689	$196,891
Managed care organization contracts	165,930	196,494
Total Service revenue, net	$320,619	$393,385

Capitated contracts	$277,908	$334,549
Non-capitated contracts	42,711	58,836
Total Service revenue, net	$320,619	$393,385

	Nine months ended September 30,
	2020	2019
State Medicaid agency contracts	$486,964	$551,632
Managed care organization contracts	483,202	573,479
Total Service revenue, net	$970,166	$1,125,111

Capitated contracts	$832,490	$947,811
Non-capitated contracts	137,676	177,300
Total Service revenue, net	$970,166	$1,125,111

During the three months ended September 30, 2020 and 2019, the Company recognized $0.6 million and $15.3 million of service revenue respectively, from adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the nine months ended September 30, 2020 and 2019, the Company recognized $0.4 million and $8.5 million, of service revenue respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$118,101	$124,868
Reconciliation contracts receivable	49,637	61,481
Allowance for doubtful accounts	(2,794)	(5,933)
Accounts receivable, net	$164,944	$180,416

The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Accrued contract payables, current, included in “Accrued expenses” (1)	$88,347	$15,706
Long-term contract payables (2)	50,244	—
Deferred revenue, current	681	227
Deferred revenue, long-term, included in “Other long-term liabilities”	629	758

During the nine months ended September 30, 2020 and 2019, the Company recognized $0.2 million and $0.4 million of deferred revenue, respectively.
(1) Accrued contract payables, current, primarily represents overpayments and liability reserves on certain profit corridor and reconciliation contracts due to lower activity as a result of COVID-19.

(2) Long-term contract payables primarily represents liability reserves on certain profit corridor and reconciliation contracts due to lower activity as a result of COVID-19 that may be repaid in greater than 12 months.

4.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2020	2019
Cash and cash equivalents	$183,277	$40,637
Restricted cash, current	3,182	833
Current assets of discontinued operations	357	250
Cash, cash equivalents and restricted cash	$186,816	$41,720

Restricted cash as of September 30, 2020 relates to a security reserve obtained as part of the NMT acquisition. Restricted cash as of September 30, 2019 primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s now dissolved captive insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans. See Note 15, Acquisition, for further information on the security reserve. The wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company ("SPCIC"), was dissolved during the nine months ended September 30, 2020. Current assets of discontinued operations principally reflect the cash position of WD Services operations in Saudi Arabia, which the Company is winding down. See Note 16, Discontinued Operations, for further information on the WD Services sale.

5.    Equity Investment

As of September 30, 2020 and December 31, 2019, the Company owned a 43.6% non-controlling interest in Matrix. Affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting. The Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying unaudited condensed consolidated statements of operations and the investment basis is recorded as "Equity investment" in the accompanying condensed consolidated balance sheets. During the fourth quarter of the year ended December 31, 2019, Matrix recorded asset impairment charges of $55.1 million. No impairment was recorded during the nine months ended September 30, 2020 or 2019.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2020 and December 31, 2019 totaled $141.3 million and $130.9 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$149,548	$64,221
Long-term assets	618,905	631,007
Current liabilities	65,808	31,256
Long-term liabilities	364,061	351,380

	Three months ended September 30,
	2020	2019
Revenue	$140,728	$71,663
Operating income (loss)	35,489	(2,640)
Net income (loss)	21,382	(6,906)

	Nine months ended September 30,
	2020	2019
Revenue	$292,699	$210,807
Operating income (loss)	49,074	(542)
Net income (loss)	23,917	(15,054)

6.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid income taxes	$8,105	$2,942
Prepaid insurance	3,277	1,317
Prepaid rent	849	868
Other prepaid expenses	8,035	5,815
Total prepaid expenses and other	$20,266	$10,942

7.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and related liabilities	$28,470	$8,941
Accrued contract payables, current	88,347	15,706
Accrued cash settled stock-based compensation	10,021	3,282
Other accrued expenses	16,195	10,804
Total accrued expenses	$143,033	$38,733

8.    Restructuring and Related Reorganization Costs

The Company completed an Organizational Consolidation in 2019 during which it closed the corporate offices in Stamford, Connecticut and Tucson, Arizona. A total of $0.6 million and $3.7 million in restructuring and related costs was incurred during the three and nine months ended September 30, 2019, respectively, related to the Organizational Consolidation. These costs include, respectively, $0.1 million and $2.4 million of retention and personnel costs, $0.0 million and $0.3 million of stock-based compensation expense, $0.0 million and $0.2 million of depreciation and $0.5 million and $0.8 million of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

A total of $13.1 million in restructuring and related costs was incurred on a cumulative basis through December 31, 2019 related to the Organizational Consolidation. These costs include $7.5 million of retention and personnel costs, $2.0 million of stock-based compensation expense, $0.7 million of depreciation and $2.8 million of other costs, primarily related to recruiting and legal costs.

The summary of the liability for restructuring and related reorganization costs is as follows (in thousands):

	As of January 1, 2019	Costs Incurred	Cash Payments	As of December 31, 2019
Retention and personnel liability	$1,956	$2,418	$(4,374)	$—
Other liability	398	1,308	(1,706)	—
Total	$2,354	$3,726	$(6,080)	$—

No restructuring or related costs were incurred related to the Organizational Consolidation during the three and nine months ended September 30, 2020. There was no restructuring liability as of September 30, 2020.

During the nine months ended September 30, 2020, the Company incurred approximately $0.7 million of restructuring expense for the closure of its Las Vegas contact center. The majority of these costs were recorded to “Service expense” and the remainder were recorded to "General and administrative expense".

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

As of September 30, 2020, the Company had no borrowings outstanding on the Credit Facility; however, had letters of credit outstanding in the amount of $16.9 million. The Company’s available credit under the Credit Facility was $208.1 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

On October 16, 2020, the Company entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Eighth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition (the "Simplura Acquisition") of OEP AM, Inc., a Delaware corporation, doing business as Simplura Health Group (“Simplura” and, together with its subsidiaries, the “Simplura Group”), permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may apply to loans thereunder, and revise our permitted ratio of EBITDA to indebtedness. In addition, the Eighth Amendment extended the maturity date to August 2, 2023. See Note 18, Subsequent Events, for further information on the acquisition.

Effective as of the Eighth Amendment, interest on the outstanding principal amount of loans under the Credit Facility accrues, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.50% in the case of LIBOR loans and 1.25% to 2.50% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.50%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility.

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

The following table reflects the amount of stock-based compensation, for share settled grants or awards, recorded in each financial statement line item for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service expense	$55	$162	$174	$488
General and administrative expense	1,122	693	2,775	3,759
Total stock-based compensation	$1,177	$855	$2,949	$4,247

At September 30, 2020, the Company had 358,953 stock options outstanding with a weighted-average exercise price of $63.02. The Company also had 55,469 unvested restricted stock awards ("RSAs") and 46,021 unvested restricted stock units ("RSUs") outstanding at September 30, 2020 with a weighted-average grant date fair value of $62.78 and $63.17, respectively.

Cash-Settled Awards

The Company also grants stock equivalent unit awards (“SEUs”) and stock option equivalent units that are cash-settled awards and are not included as part of the 2006 Plan. During the three months ended September 30, 2020 and 2019, the Company recorded expense of $2.9 million and $0.4 million for cash-settled awards, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded expense of $6.9 million and income of $0.2 million for cash-settled awards, respectively. The expense and benefit for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. As the instruments are accounted for as liability awards, the income or expense recorded for the three and nine months ended September 30, 2020 and 2019 are attributable to the Company’s change in stock price from the previous reporting period. The liability for unexercised cash-settled share-based payment awards of $10.0 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively, is reflected in “Accrued expenses” in the condensed consolidated balance sheets. At September 30, 2020, the Company had 3,862 SEUs and 200,000 stock option equivalent units outstanding.

Long-Term Incentive Plans

In connection with the acquisition of Circulation during 2018, the Company established a management incentive plan (“MIP”) intended to motivate key employees of Circulation. During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12.0 million to the group of MIP participants. During the year ended December 31, 2019, the MIP was further amended to a total fixed payment of $2.7 million. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of September 30, 2020 and December 31, 2019, the Company has accrued $1.8 million and $1.1 million, respectively, related to the MIP, which is primarily reflected in “Other long-term liabilities” in the condensed consolidated balance sheets.

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

On September 3, 2020, the Company elected to effect the conversion (the “Conversion”) of all of the outstanding Series A Convertible Preferred Stock. In accordance with the Preferred Stock Conversion Agreement dated June 8, 2020, the Company repurchased 27,509 shares of Series A Preferred Stock from the Holders for (i) a cash amount equal to $209.88 per share of Series A Preferred Stock, plus (ii) a cash amount equal to accrued but unpaid dividends on such shares through the day prior to the Conversion. In connection with the Conversion, all remaining outstanding shares of Series A Preferred Stock were converted into Common Stock at the conversion rate of 2.5075 shares of Common Stock for each share of Series A Preferred Stock and cash-in-lieu of fractional shares.

The following table summarizes the convertible preferred stock activity in 2020 (in thousands, except share count):

	Dollar Value	Share Count
Balance at January 1, 2020	$77,120	798,788
Conversion to common stock	(572)	(5,666)
Conversion to common stock pursuant to Conversion Agreement	(37,256)	(369,120)
Preferred stock redemption pursuant to Conversion Agreement	(37,256)	(369,120)
Reduction of unamortized issuance cost	3,263	—
Balance at June 30, 2020	$5,299	54,882
Conversion to common stock	(2,763)	(27,373)
Preferred stock redemption pursuant to Conversion Agreement	(2,777)	(27,509)
Reduction of unamortized issuance cost	241	—
Balance at September 30, 2020	$—	—

In accordance with ASC 260, Earnings Per Share, retained earnings was reduced by the excess of the fair value of the consideration transferred over the carrying amount of the shares surrendered. The impact to retained earnings of the excess consideration transferred, including the direct costs incurred, and write-off of any unamortized issuance costs was $52.1 million as of September 30, 2020.

As of September 30, 2020, there were no outstanding shares of convertible preferred stock.

11.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$38,805	$8,154	$91,901	$7,024
Dividends on convertible preferred stock outstanding	—	(1,109)	(1,171)	(3,295)
Dividends paid pursuant to the Conversion Agreement	(27)	—	(817)	—
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	(3,186)	—	(52,137)	—
Income allocated to participating securities	(246)	(941)	(3,213)	(499)
Net income available to common stockholders	$35,346	$6,104	$34,563	$3,230

Continuing operations	$35,461	$6,473	$35,181	$2,762
Discontinued operations	(115)	(369)	(618)	468
Net income available to common stockholders	$35,346	$6,104	$34,563	$3,230

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,026,039	12,993,934	13,367,605	12,956,222
Effect of dilutive securities:
Common stock options	61,312	10,515	15,730	21,376
Restricted stock	46,553	—	32,009	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,133,904	13,004,449	13,415,344	12,977,598
Basic earnings (loss) per share:
Continuing operations	$2.53	$0.50	$2.63	$0.21
Discontinued operations	(0.01)	(0.03)	(0.05)	0.04
Basic earnings per share	$2.52	$0.47	$2.58	$0.25
Diluted earnings (loss) per share:
Continuing operations	$2.51	$0.50	$2.62	$0.21
Discontinued operations	(0.01)	(0.03)	(0.05)	0.04
Diluted earnings per share	$2.50	$0.47	$2.57	$0.25

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options to purchase common stock	3,481	420,846	170,076	499,611
Convertible preferred stock	38,851	799,969	487,576	800,983
12.    Income Taxes

The Company’s effective tax rate for continuing operations for the three and nine months ended September 30, 2020 was 27.0% and 17.6%, respectively. The effective tax rate for continuing operations for the three and nine months ended September 30, 2019 was 37.3% and 37.8%, respectively. For the nine months ended September 30, 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs"). For the nine months ended September 30, 2019, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30.8 million resulting from the loss on the 2018 workforce development segment sale. As a result of the size of the refunds received, in October 2019, the IRS commenced a mandatory review by a joint committee of Congress. The review is still ongoing.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35% to 21% and provided that U.S. NOLs incurred after 2017 could only be carried forward to offset future taxable income. Pursuant to the CARES Act, which was enacted on March 27, 2020, the Company carried its 2018 NOL back five years. As a result, during the nine months ended September 30, 2020, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%. The Company also recorded an additional income tax payable of $3.5 million for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

As of September 30, 2020, the Company has received $17.0 million of the $27.3 million receivable for the 2018 U.S. NOL carryback. It is anticipated that the remaining $10.3 million refund will be received by year end. This $27.3 million is also subject to the ongoing IRS mandatory review.

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

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. and LogistiCare by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care entities. None of the Relators were employed by LogistiCare. Prior to January 21, 2019, LogistiCare had no knowledge of the complaint. The federal government has declined to intervene against LogistiCare. The Company filed a motion to dismiss the Complaint on April 22, 2019. Although the outcome of such matter is inherently uncertain and may be materially adverse, based on current information, the Company does not expect the case to have a material adverse effect on our business, financial condition or results of operations.

On April 1, 2019, a purported class action was filed against LogistiCare in Texas alleging that the Company’s policy with respect to timekeeping for hourly employees constituted violations of the federal Fair Labor Standards Act (“FLSA”), as well as wage and hour laws in South Carolina and Texas. Plaintiffs filed a motion for conditional certification on a nationwide basis, which LogistiCare contested. The court granted the conditional certification motion on January 22, 2020 and the Company filed an appeal of the conditional certification order. If this case goes forward as either a class action or individual claims, the Company plans to vigorously contest the allegations on the merits as the plaintiffs have mischaracterized the method by which employees clock into work. At this stage of the litigation, it is impossible to predict with any certainty whether plaintiffs will prevail on their claims, or what they might recover.

On June 10, 2020, Gateway Insurance Company (“Gateway”), doing business in California as Alano Insurance Company, a subsidiary of Atlas Financial Holdings, Inc., entered liquidation. On August 11, 2020, American Service Insurance Company and American Country Insurance Company, subsidiaries of Atlas Financial, also entered liquidation. Gateway, American Service and American Country previously insured many of LogistiCare’s subcontracted transportation providers. LogistiCare is listed as an additional insured on these policies. LogistiCare currently has 26 active lawsuits involving Gateway, American Country Insurance Company and American Service Insurance Company. As a result of the liquidation, these suits will now be taken over by the state guaranty fund in which the suit is pending. LogistiCare will likely lose its additional insured status and be required to defend itself under its own insurance policies, which involve a self-insured retention. All of the lawsuits are currently stayed for a time period varying by state in order for the guaranty fund to take over the case. The Company has accrued reserves related to these lawsuits in accordance with ASC 450, Contingencies.

Indemnifications

The Company provided certain standard indemnifications in connection with the sale of the Human Services segment to Molina Healthcare Inc. (“Molina”) effective November 1, 2015. Certain representations made by the Company in the related Membership Interest Purchase Agreement (the “Molina Purchase Agreement”) including tax representations, survive until the expiration of applicable statutes of limitation. Molina and the Company entered into a settlement agreement regarding indemnification claims by Molina with respect to Rodriguez v. Providence Community Corrections (the “Rodriguez Litigation”), a complaint filed in the District Court for the Middle District of Tennessee, Nashville Division, against Providence Community Corrections, Inc. (“PCC”), an entity sold under the Molina Purchase Agreement. In 2019, the Company recovered a portion of the settlement through insurance coverage.

The Company has provided certain standard indemnifications in connection with its Matrix stock subscription transaction whereby Mercury Fortuna Buyer, LLC (“Subscriber”), Providence and Matrix entered into a stock subscription agreement (the “Subscription Agreement”), dated August 28, 2016. The representations and warranties made by the Company in the Subscription Agreement ended January 19, 2018; however, certain fundamental representations survived through October 19, 2019. The covenants and agreements of the parties to be performed prior to the closing ended January 19, 2018, and all other covenants and agreements survived until the expiration of the applicable statute of limitations in the event of a breach, or for such lesser periods specified therein. The Company is not aware of any indemnification liabilities with respect to Matrix that require accrual at September 30, 2020.

The Company has provided certain standard indemnifications in connection with the sale of substantially all of its WD Services segment to Advanced Personnel Management Global Pty Ltd of Australia (“APM”), which closed on December 21, 2018. The non-title warranties made by the Company in the related Share Purchase Agreement survive for 18 months following the closing date, and the title-related warranties and tax warranties survive five years from the closing date (i.e., December 21, 2023). The Company is not aware of any indemnification liabilities with respect to the former WD Services segment that require accrual at September 30, 2020.

On May 9, 2018, the Company entered into a registration indemnification agreement with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), who as of September 30, 2020 collectively held approximately 12.7% of the Company’s outstanding common stock, pursuant to which the Company has agreed to indemnify the Coliseum Stockholders, and the Coliseum Stockholders have agreed to indemnify the Company, against certain matters relating to the registration of the selling stockholders’ securities for resale under the Securities Act of 1933, as amended (the “Securities Act”).

Significant Lease Not Yet Commenced

In August 2020, the Company entered into an 11-1/2 year operating lease agreement for new corporate office space in Denver, Colorado. The lease is expected to commence when construction of the asset is completed in the second quarter of 2021. Total estimated base rent payments over the life of the lease are approximately $29.7 million

14.    Transactions with Related Parties

As discussed in Note 10, Stock-Based Compensation and Similar Arrangements, on June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC. Pursuant to the Conversion Agreement, the Company purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Holders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of common stock, a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was equal to $0.8 million.

Further, on September 3, 2020, the Company elected to effect the conversion (the “Conversion”) of all of the outstanding Series A Convertible Preferred Stock. In accordance with the Preferred Stock Conversion Agreement dated June 8, 2020 (as amended), immediately prior to the Conversion, the Company repurchased 27,509 shares of Series A Preferred Stock from the Holders for a cash amount equal to $209.88 per share of Series A Preferred Stock and a cash amount equal to accrued but unpaid dividends on such shares through the day prior to the Conversion.

Convertible preferred stock dividends earned by the Coliseum Stockholders during the three months ended September 30, 2020 and 2019 totaled $0.03 million and $1.1 million, respectively, including accrued dividends paid pursuant to the Conversion Agreement. Convertible preferred stock dividends earned by the Coliseum Stockholders during the nine months ended September 30, 2020 and 2019 totaled $1.9 million and $3.2 million, respectively, including accrued dividends paid pursuant to the Conversion Agreement.

15.  Acquisitions

On May 6, 2020, LogistiCare entered into an equity purchase agreement with the Seller and NMT, acquiring all of the outstanding capital stock. NMT’s contractual relationships, which are approximately 85% capitated, provide more than five million trips annually to approximately two million members on behalf of state Medicaid agencies and MCOs across twelve states. NMT was acquired for approximately $80.0 million in an all cash transaction.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The Company obtained an analysis from an independent third-party valuation specialist to assist in determining the purchase price allocation. The Company incurred transaction costs for the acquisition of $0.8 million during the nine months ended September 30, 2020. These costs were capitalized as a component of the purchase price.

The consideration paid for the acquisition is as follows (in thousands):

Value
Consideration paid	$80,000
Transaction costs	774
Restricted cash received	(3,109)
Net consideration	$77,665

Restricted cash acquired was related to a security reserve for a contract. No liabilities were assumed.

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life (yrs)	Value
Customer relationships	Amortizable	6	$75,514
Trade names and trademarks	Amortizable	3	2,151
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

On November 1, 2015, the Company completed the sale of its Human Services segment. During the three and nine months ended September 30, 2020 and 2019, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings and professional fees.
Results of Operations

The following tables summarize the results of operations classified as discontinued operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30, 2020
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative (income) expense	$(7)	$160	$153
Total operating (income) expense	(7)	160	153
Operating income (loss)	7	(160)	(153)

Income (loss) from discontinued operations before income taxes	7	(160)	(153)
(Provision) benefit for income taxes	(2)	40	38
Income (loss) from discontinued operations, net of tax	$5	$(120)	$(115)

	Nine months ended September 30, 2020
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense	$327	$470	$797
Total operating expense	327	470	797
Operating loss	(327)	(470)	(797)

Loss from discontinued operations before income taxes	(327)	(470)	(797)
Benefit for income taxes	62	117	179
Loss from discontinued operations, net of tax	$(265)	$(353)	$(618)

	Three months ended September 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative (income) expense	$(12)	$480	$468
Total operating (income) loss	(12)	480	468
Operating income (loss)	12	(480)	(468)

Income (loss) from discontinued operations before income taxes	12	(480)	(468)
(Provision) benefit for income taxes	(3)	45	42
Income (loss) from discontinued operations, net of tax	$9	$(435)	$(426)

	Nine months ended September 30, 2019
	Human Services Segment	WD Services Segment	Total Discontinued Operations
Operating expenses:
General and administrative expense (income)	$205	$(1,617)	$(1,412)
Total operating loss (income)	205	(1,617)	(1,412)
Operating (loss) income	(205)	1,617	1,412

(Loss) income from discontinued operations before income taxes	(205)	1,617	1,412
Benefit (provision) for income taxes	50	(922)	(872)
(Loss) income from discontinued operations, net of tax	$(155)	$695	$540

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services sale (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$357	$155
Current assets of discontinued operations	$357	$155

Accounts payable	$41	$16
Accrued expenses	1,693	1,414
Current liabilities of discontinued operations	$1,734	$1,430

Cash Flow Information

There were $0.8 million in cash flow payments related to operating expenses for WD Services and Human Services Segment for the nine months ended September 30, 2020. There were $0.6 million in payments related to income taxes for WD Services Segment for the nine months ended September 30, 2019.

17.    Segments

The Company’s chief operating decision maker reviews financial performance and allocates resources based on two segments as follows:

•NET Services - which operates primarily under the brands LogistiCare and Circulation, is the largest manager of NEMT programs for state governments and MCOs in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal, certain strategic and development functions and the Company's now dissolved captive insurance company.

•Matrix Investment ("Matrix") - which consists of a minority investment in Matrix, provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home and on-site services while its fleet of mobile health clinics provides community-based care with advance diagnostic capabilities.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

	Three months ended September 30, 2020
	NET Services	Matrix	Total
Service revenue, net	$320,619	$—	$320,619
Service expense	235,543	—	235,543
General and administrative expense	34,441	—	34,441
Depreciation and amortization	7,301	—	7,301
Operating income	$43,334	$—	$43,334

Equity in net income of investee	$—	$10,325	$10,325
Investment in equity method investee	$—	$141,292	$141,292
Total assets (continuing operations)	$649,986	$141,292	$791,278

	Nine months ended September 30, 2020
	NET Services	Matrix	Total
Service revenue, net	$970,166	$—	$970,166
Service expense	764,310	—	764,310
General and administrative expense	86,435	—	86,435
Depreciation and amortization	17,199	—	17,199
Operating income	$102,222	$—	$102,222

Equity in net income of investee	$—	$12,200	$12,200
Investment in equity method investee	$—	$141,292	$141,292
Total assets (continuing operations)	$649,986	$141,292	$791,278

	Three months ended September 30, 2019
	NET Services	Matrix	Total
Service revenue, net	$393,385	$—	$393,385
Service expense	356,271	—	356,271
General and administrative expense	15,979	—	15,979
Depreciation and amortization	4,148	—	4,148
Operating income	$16,987	$—	$16,987

Equity in net loss of investee	$—	$(3,188)	$(3,188)
Investment in equity method investee	$—	$154,532	$154,532
Total assets (continuing operations)	$465,688	$154,532	$620,220

	Nine months ended September 30, 2019
	NET Services	Matrix	Total
Service revenue, net	$1,125,111	$—	$1,125,111
Service expense	1,042,717	—	1,042,717
General and administrative expense	52,241	—	52,241
Depreciation and amortization	12,976	—	12,976
Operating income	$17,177	$—	$17,177

Equity in net loss of investee	$—	$(6,159)	$(6,159)
Investment in equity method investee	$—	$154,532	$154,532
Total assets (continuing operations)	$465,688	$154,532	$620,220

18.    Subsequent Events

On September 28, 2020, the Company entered into a stock purchase agreement (the “Simplura Purchase Agreement”) with OEP AM, Inc., a Delaware corporation, doing business as Simplura Health Group.
Pursuant to the Simplura Purchase Agreement, the Company plans to acquire all of the issued and outstanding capital stock of Simplura for $575.0 million in cash, subject to certain adjustments, including adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the Simplura Purchase Agreement. The Company intends to close the transaction in the fourth quarter of 2020.

Founded in 1955, Simplura is a home care services provider offering placements of personal care assistants, home health aides, and skilled nurses for senior citizens, disabled adults and other high-needs patients. Simplura operates from its headquarters in Valley Stream, New York, with approximately 57 branches across seven states, including in several of the nation’s largest home care markets. As of June 30, 2020, Simplura had approximately 14,000 trained caregivers throughout all locations serving, on average, approximately 12,500 patients and providing approximately 21 million hours of patient care annually. Simplura’s services are reimbursed by Medicaid, other governmental payors, and major insurance carriers.

On October 22, 2020, the Company agreed to issue and sell $500.0 million in aggregate principal amount of senior notes due on November 15, 2025, which will bear interest at a rate of 5.875% per annum (the “notes”). Completion of the notes offering occurred on November 4, 2020, and the gross proceeds of the sale of the notes were deposited into an escrow account for the benefit of the holders of the notes pending consummation of the Simplura Acquisition.

The Company intends to use the proceeds from the notes, together with borrowings under its credit facility and cash on hand, to (i) pay the consideration in connection with the Simplura Acquisition, (ii) repay in full substantially all debt for borrowed money of the Simplura Group (together with the termination of all commitments and the release and discharge of all security interests and guarantees related thereto), and (iii) pay fees and expenses incurred in connection with the transactions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2020 and 2019, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2019. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2020 and Q3 2019 mean the three months ended September 30, 2020 and the three months ended September 30, 2019, respectively, and references to YTD 2020 and YTD 2019 mean the nine months ended September 30, 2020 and the nine months ended September 30, 2019, respectively.

Overview of Our Business

The Providence Service Corporation (“we”, the “Company” or “Providence”) is the largest benefits manager of non-emergency medical transportation (“NEMT” or "NET") programs for state governments and managed care organizations (“MCOs”) in the United States (“U.S.”) through the wholly-owned subsidiary, LogistiCare Solutions, LLC, a Delaware limited liability company and the brands “LogistiCare” and “Circulation”. The technology-enabled operating model includes core competencies in risk underwriting, call center management, network credentialing, vendor payment management and non-emergency medical transport management. Through this model, we provide a suite of integrated supportive care solutions for our payor customers and end-users, focused on addressing the social determinates of health (“SDoH”) and enabling greater access to healthcare and improved outcomes.

We also own a 43.6% minority investment in CCHN Group Holdings, Inc. and its subsidiaries (“Matrix”). Matrix is a nationwide provider of a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home and on-site services while its fleet of mobile health clinics provides community-based care with advanced diagnostic capabilities. In 2020, Matrix launched its Employee Health and Wellness solution focused on improving employee health with worksite solutions that reinforce business resilience and safe return-to-work outcomes. These solutions combined with Matrix’s advanced engagement approach, help health plans manage risks, close care gaps and connect members to care.

In 2018, we acquired Circulation to provide additional technological improvements through their digital transportation platform. Circulation’s technology allows for real time notifications to members on their mobile devices, integration with a wide variety of ATMS and transportation network companies, real time ride tracking, network management and analytics.

During 2019, we consolidated all activities and functions performed at the corporate holding company level into our NET Services segment (“Organizational Consolidation”). As a result of the Organizational Consolidation, we incurred restructuring and related organization costs. See Note 8, Restructuring and Related Reorganization Costs, for further information.

On May 6, 2020, LogistiCare entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”) and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT services contractual relationships to provide non-emergency medical transportation. Pursuant to the terms of the Purchase Agreement, LogistiCare acquired all of the outstanding capital stock of NMT. See Note 15, Acquisitions, for further information.

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
•a trend among MCO, Medicaid and Medicare plans to offer value-add transportation benefits in order to promote SDoH;
•the recognition that SDoH are as critical or even more so than traditional healthcare delivery in ensuring patients have access and treatment to health;
•the economic impact of the coronavirus ("COVID-19") pandemic could delay Medicaid health care expansion in those states that have not yet adopted the Medicaid expansion; and,
•an increase in trip volume once restrictions related to COVID-19 are modified or lifted.

We received notice from a customer that it would be terminating or not renewing certain contracts that were set to expire on September 30, 2020, November 30, 2020, and December 31, 2020. For the nine months ended September 30, 2020, we recorded revenue of $35.6 million for these contracts.

Critical Accounting Estimates and Policies

There have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2019. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2019.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management. We operate in one principal business segment, NET Services. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our principal business segment include revenue and expenses incurred by the segment, as well as our activities related to executive, accounting, finance, internal audit, tax, legal, certain strategic and corporate development functions and the results of our captive insurance company through the date of dissolution. See Note 17, Segments, in our unaudited condensed consolidated financial statements for further information on our segments.

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

Q3 2020 compared to Q3 2019

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q3 2020 and Q3 2019 (in thousands):

	Three months ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$320,619	100.0%	$393,385	100.0%

Operating expenses:
Service expense	235,543	73.5%	356,271	90.6%
General and administrative expense	34,441	10.7%	15,979	4.1%
Depreciation and amortization	7,301	2.3%	4,148	1.1%
Total operating expenses	277,285	86.5%	376,398	95.7%

Operating income	43,334	13.5%	16,987	4.3%

Other expenses (income):
Interest expense, net	379	0.1%	188	—%
Other income	—	—%	(66)	—%
Equity in net (income) loss of investee	(10,325)	(3.2)%	3,188	0.8%
Income from continuing operations before income taxes	53,280	16.6%	13,677	3.5%
Provision for income taxes	14,360	4.5%	5,097	1.3%
Income from continuing operations, net of tax	38,920	12.1%	8,580	2.2%
Loss from discontinued operations, net of tax	(115)	—%	(426)	(0.1)%
Net income	$38,805	12.1%	$8,154	2.1%

Service revenue, net. Service revenue, net for Q3 2020 decreased $72.8 million, or 18.5%, compared to Q3 2019.  Service revenue, net decreased partially due to lower trip volume caused by the impact of COVID-19. This lower volume resulted in a reduction of revenue in the current period in line with margin limitations that govern some of our profit corridor and reconciliation payor contracts. Additionally, service revenue, net was impacted by a reduction of $22.9 million for certain contracts for which we no longer provide services. These decreases were partially offset by $27.7 million of incremental revenue resulting from the National MedTrans (“NMT”) acquisition.

Service expense, net. Service expense components are shown below (in thousands):

	Three months ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$191,503	59.7%	$303,840	77.2%
Payroll and related costs	34,213	10.7%	40,531	10.3%
Other service expenses	9,772	3.0%	11,738	3.0%
Stock-based compensation	55	—%	162	—%
Total service expense	$235,543	73.5%	$356,271	90.6%

Service expense for Q3 2020 decreased $120.7 million, or 33.9%, compared to Q3 2019 primarily due to lower purchased transportation costs and associated payroll costs in our contact centers. Transportation and payroll costs decreased primarily as a result of lower utilization across multiple contracts due to the COVID-19 pandemic as well as efficiency initiatives in our contact centers.

General and administrative expense. General and administrative expense for Q3 2020 increased $18.5 million, or 115.5%, compared to Q3 2019. The increase was primarily a result of $4.7 million of transaction fees, legal fees and third party consulting expense, $4.0 million related to NMT transition services agreement, $2.6 million related to cash-settled equity awards, and the remainder was due to additional investment in our employees and technology.

Depreciation and amortization. Depreciation and amortization for Q3 2020 increased $3.2 million or 76.0% compared to Q3 2019 primarily as a result of additional amortization associated with intangible assets purchased in the NMT acquisition.

Interest expense, net. Consolidated interest expense, net, for Q3 2020 and Q3 2019 was $0.4 million and $0.2 million, respectively. Although the Company did not have any debt during Q3 2020 and Q3 2019, the increase in interest expense, net during Q3 2020 was related to higher commitment fee and letter of credit costs associated with the Seventh Amendment.

Equity in net (income) loss of investee. Our equity in net income of investee for Q3 2020 of $10.3 million and net loss of $3.2 million for Q3 2019 was a result of our proportional share of the net income (loss) of Matrix. Matrix's increase in Q3 2020 net income was related to Matrix's new Employee Health and Wellness product which was launched in Q2 2020. This new product was developed for companies maintaining critical operations during COVID-19. Included in Matrix's standalone Q3 2020 results were restructuring cost of $3.8 million, management fees of $2.2 million and COVID-19 related costs of $1.5 million. Included in Matrix’s standalone Q3 2019 results were severance costs of $0.8 million.

Provision for income taxes. Our effective tax rate from continuing operations for Q3 2020 and Q3 2019 was 27.0% and 37.3%, respectively. For Q3 2020 and Q3 2019, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 16, Discontinued Operations, to our condensed consolidated financial statements for additional information.

For Q3 2020, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.1 million, which includes the income and expense related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus we are no longer providing services in Saudi Arabia. For Q3 2020, there was no income or loss from discontinued operations, net of tax, for our former Human Services segment.

For Q3 2019, the loss from discontinued operations, net of tax, for our former WD Services segment was $0.4 million. The loss was associated with administrative costs related to the wind-down of the WD Services entity in Saudi Arabia. For Q3 2019, there was no income or loss from discontinued operations, net of tax, for our former Human Services segment.

YTD 2020 compared to YTD 2019

The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our condensed consolidated statements of operations for YTD 2020 and YTD 2019 (in thousands):

	Nine months ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$970,166	100.0%	$1,125,111	100.0%

Operating expenses:
Service expense	764,310	78.8%	1,042,717	92.7%
General and administrative expense	86,435	8.9%	52,241	4.6%
Depreciation and amortization	17,199	1.8%	12,976	1.2%
Total operating expenses	867,944	89.5%	1,107,934	98.5%

Operating income	102,222	10.5%	17,177	1.5%

Other expenses (income):
Interest expense, net	2,118	0.2%	793	0.1%
Other income	—	—%	(199)	—%
Equity in net (income) loss of investees	(12,200)	-1.3%	6,159	0.5%
Income from continuing operations before income taxes	112,304	11.6%	10,424	0.9%
Provision for income taxes	19,785	2.0%	3,940	0.4%
Income from continuing operations, net of tax	92,519	9.5%	6,484	0.6%
(Loss) income from discontinued operations, net of tax	(618)	(0.1)%	540	—%
Net income	$91,901	9.5%	$7,024	0.6%

Service revenue, net. Consolidated service revenue, net for YTD 2020 decreased $154.9 million, or 13.8%, compared to YTD 2019. Service revenue, net decreased partially due to lower trip volume caused by the impact of COVID-19. This lower volume resulted in a reduction of revenue in the current period in line with margin limitations that govern some of our profit corridor and reconciliation payor contracts. Additionally, service revenue, net was impacted by a reduction of $67.4 million for certain contracts for which we no longer provide services. These decreases were partially offset by $36.1 million of incremental revenue resulting from the NMT acquisition.

Service expense, net. Service expense components are shown below (in thousands):

	Nine months ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$622,685	64.2%	$890,039	79.1%
Payroll and related costs	108,792	11.2%	119,100	10.6%
Other service expenses	32,659	3.4%	33,090	2.9%
Stock-based compensation	174	—%	488	—%
Total service expense	$764,310	78.8%	$1,042,717	92.6%

Service expense for YTD 2020 decreased $278.4 million, or 26.7%, compared to YTD 2019 as a result of lower purchased transportation costs and associated payroll costs in our contact centers. Transportation costs decreased primarily as a result of lower utilization across multiple contracts due to the COVID-19 pandemic as well as efficiency initiatives in our contact centers.

General and administrative expense. General and administrative expense for YTD 2020 increased $34.2 million, or 65.5%, compared to YTD 2019. The increase was primarily a result of $8.3 million related to cash settled equity awards, $7.8 million related to our NMT transition services agreement, $6.5 million of transaction fees, legal fees and third party consulting expense and employee-related compensation including salaries, incentives and health insurance and software expense. This was partially offset by employee-related compensation, associated with the Organizational Consolidation and certain transaction related expenses, incurred in YTD 2019 that was not incurred in YTD 2020.

Depreciation and amortization. Depreciation and amortization increased $4.2 million primarily due to intangible asset amortization associated with the NMT acquisition. This was partially offset by accelerated depreciation during YTD 2019 associated with the Organizational Consolidation. As of the end of Q3 2019, all fixed assets of the former holding company that were no longer in use were materially depreciated.

Interest expense, net. Consolidated interest expense, net for YTD 2020 and YTD 2019 was $2.1 million and $0.8 million, respectively. The increase in YTD 2020 was primarily related to our proactive decision to borrow $162.0 million under our Credit Facility at the end of Q1 2020 to increase our financial flexibility due to COVID-19. As of September 30, 2020, we fully repaid our Credit Facility.

Equity in net (income) loss of investee. Our equity in net income of investee for YTD 2020 of $12.2 million and net loss of $6.2 million for YTD 2019 was a result of our proportional share of the net income/loss in Matrix. Matrix's increase in YTD 2020 net income was related to the launch of a new Employee Health and Wellness product developed for companies maintaining critical operations during COVID-19. Included in Matrix's standalone YTD 2020 results were COVID-19 related costs of $6.6 million, management fees of $3.8 million, restructuring expense of $3.8 million, transaction expense of $2.1 million and severance expense of $1.2 million. Included in Matrix’s standalone YTD 2019 results were management fees of $1.8 million and integration costs of $1.5 million.

Provision for income taxes. Our effective tax rate from continuing operations for YTD 2020 and YTD 2019 was 17.6% and 37.8%, respectively. For YTD 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on our U.S. net operating losses. For YTD 2019, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.

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

For YTD 2019, the income from discontinued operations, net of tax, for our former WD Services segment was $0.7 million as a result of cash distribution from WD Services to the Company, partially offset by costs related to the wind-down of the WD Services entity in Saudi Arabia. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus the Company is no longer providing services in Saudi Arabia. For YTD 2019, the loss from discontinued operations, net of tax, for our former Human Services segment was $0.2 million.

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

Cash flow from operating activities during the nine months ended September 30, 2020 was $287.2 million. Our balance of cash and cash equivalents was $183.3 million and $61.4 million at September 30, 2020 and December 31, 2019, respectively. Additionally, we had restricted cash of $3.2 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows. At September 30, 2020, we had no borrowings outstanding under our Credit Facility; however, we had letters of credit outstanding of $16.9 million. At December 31, 2019, we had no amounts outstanding under the Credit Facility.

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

The cash flow statements for all periods presented include both continuing and discontinued operations. Discontinued operations include the activity of our historical WD Services and Human Services segments. The loss from discontinued operations, net of tax, was $0.6 million for the nine months ended September 30, 2020 and the income from discontinued operations, net of tax, was $0.5 million for the nine months ended September 30, 2019.

YTD 2020 cash flows compared to YTD 2019

Operating activities. Cash provided by operating activities was $287.2 million and $40.1 million for YTD 2020 and YTD 2019, respectively. Cash flows from operating activities increased by $247.2 million due to an increase in cash provided by working capital of $171.6 million. The increase in working capital was related to an increase of the change in accounts payable, accrued expenses, and long-term contract payables of $179.5 million primarily related to liability reserves on certain profit corridor and reconciliation contracts due to lower activity as a result of COVID-19, and lower change in accounts receivable and other receivables of $64.4 million. The increase in these working capital items was offset by a decrease of the change in cash associated with $19.4 million in prepaid assets, a $19.5 million decrease in income tax refunds on sale of business, and a $33.0 million decrease of the change in our accrued transportation liability. The remaining increase in the cash flow from operating activities was a result of the increase in net income of $84.9 million primarily from higher operating income and an increase in deferred income taxes of $10.6 million due to the favorable impact of the CARES Act. This was partially offset by an increase in equity income by $18.4 million in Matrix.

Investing activities. Net cash used in investing activities of $82.5 million in YTD 2020 increased by $75.1 million as compared to YTD 2019 as a result of the acquisition of NMT.

Financing activities. Net cash used in financing activities of $79.6 million in YTD 2020 increased $76.2 million as compared to YTD 2019. The increase was primarily due to $92.6 million in cash paid related to the preferred stock conversion transaction and repurchase of common stock. See Note 10, Stock-Based Compensation and Similar Arrangements, for further information on the preferred stock transaction. YTD 2020 was partially offset by an increase in cash provided by financing activities of $16.0 million related to proceeds from common stock issued pursuant to stock option exercises during the comparative periods and a decrease in preferred stock dividends.

Obligations and commitments

Credit Facility. We are party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On May 6, 2020, we entered into the Seventh Amendment. The Seventh Amendment extended the maturity date to August 1, 2021, expanded the amount available under the revolving credit facility (the “Credit Facility”) from $200.0 million to $225.0 million, and increased the sub-facility for letters of credits from $25.0 million to $40.0 million.

On October 16, 2020, we entered into the Eighth Amendment, which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition (the “Simplura Acquisition”) of OEP AM, Inc., a Delaware corporation, doing business as Simplura Health Group (“Simplura” and, together with its subsidiaries, the “Simplura Group”) , permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may apply to loans thereunder, and revise our permitted ratio of EBITDA to indebtedness. In addition, the Eighth Amendment extended the maturity date to August 2, 2023.

Interest on the loans is payable quarterly in arrears. In addition, we are obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.

As of September 30, 2020, we had no borrowings outstanding on the Credit Facility; however, we had letters of credit outstanding in the amount of $16.9 million. Our available credit under the Credit Facility was $208.1 million. Under the Credit Agreement, we have an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. We may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

As of September 30, 2020, interest on the outstanding principal amount of loans accrues, at our election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.00% in the case of LIBOR loans and 1.25% to 2.00% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the Credit Agreement. The commitment fee and letter of credit fee range from 0.35% to 0.50% and 2.25% to 3.00%, respectively, in each case based on our consolidated leverage ratio as defined in the Credit Agreement.

Effective as of the Eighth Amendment, interest on the outstanding principal amount of loans under the Credit Facility accrues, at the our election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.50% in the case of LIBOR loans and 1.25% to 2.50% in the case of the base rate loans, in each case, based on our consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility. The commitment fee and letter of credit fee ranges from 0.35% to 0.50% and 2.25% to 3.50%, respectively, in each case based on our consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. As of September 30, 2020, our consolidated net leverage ratio may not be greater than 3.00:1.00 as of the end of any fiscal quarter and our consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. Pursuant to the Eighth Amendment, and contingent upon consummation of the Simplura Acquisition, our consolidated net leverage ratio was increased to 4.50:1.00 for the four quarters following the consummation of the Simplura Acquisition and decreasing to 4.00:1.00 and 3.50:1.00 thereafter.

We were in compliance with all covenants as of September 30, 2020.

Subsequent to September 30, 2020, the Company agreed to issue and sell $500.0 million in aggregate principal amount of senior notes due on November 15, 2025, which will bear interest at a rate of 5.875% per annum, to fund the Simplura Acquisition. Completion of the notes offering occurred on November 4, 2020, and the gross proceeds of the sale of the notes were deposited into an escrow account for the benefit of the holders of the notes pending consummation of the Simplura Acquisition. We intend to close the Simplura Acquisition in the fourth quarter of 2020.

The Company intends to use the proceeds from the notes, together with borrowings under its credit facility and cash on hand, to (i) pay the consideration in connection with the acquisition of Simplura, (ii) repay in full substantially all debt for borrowed money of the Simplura Group (together with the termination of all commitments and the release and discharge of all security interests and guarantees related thereto), and (iii) pay fees and expenses incurred in connection with the transactions.

Preferred Stock. Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and us, we issued 805,000 shares of Preferred Stock, of which no shares were outstanding as of September 30, 2020.

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

Further, on September 3, 2020, we elected to effect the conversion (the “Conversion”) of all of the outstanding Series A Convertible Preferred Stock. In accordance with the Preferred Stock Conversion Agreement dated June 8, 2020 (as amended), immediately prior to the Conversion, we repurchased 27,509 shares of Series A Preferred Stock from the Holders for a cash amount equal to $209.88 per share of Series A Preferred Stock and a cash amount equal to accrued but unpaid dividends on such shares through the day prior to the Conversion. In connection with the Conversion, all remaining outstanding shares of Series A Preferred Stock were converted into Common Stock at the conversion rate of 2.5075 shares of Common Stock for each share of Series A Preferred Stock and cash-in-lieu of fractional shares. We paid accrued dividends of $0.03 million pursuant to the Conversion Agreement.

For further information regarding these transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources – Obligations and commitments – Preferred Stock” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 10, Stock-Based Compensation and Similar Arrangements, in the current Form 10-Q.

As discussed in Note 10, Stock-Based Compensation and Similar Arrangements, on September 3, 2020, all remaining outstanding shares of Series A Preferred Stock were either exchanged for cash or converted into Common Stock. As there were no preferred stockholders as of September 30, 2020, no dividends were declared in Q3 2020, except as paid pursuant to the Conversion Agreement.

Cash dividends paid for the nine months ended September 30, 2020 and 2019 totaled $2.0 million and $3.3 million, respectively.

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

At September 30, 2020, the net cumulative reserves for expected losses since inception of these historical automobile, general and professional liability and workers’ compensation reinsurance programs were $2.2 million, $1.2 million and $2.3 million, respectively.

Health Insurance

We offer our employees an option to participate in a self-funded health insurance program. The liability for the self-funded health plan of $1.7 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively, was recorded in “Self-funded insurance programs” in our condensed consolidated balance sheets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at September 30, 2020.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2020. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2020 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

On April 1, 2019, a purported class action was filed against LogistiCare in Texas alleging that the Company’s policy with respect to timekeeping for hourly employees constituted violations of the federal Fair Labor Standards Act (“FLSA”), as well as wage and hour laws in South Carolina and Texas. Plaintiffs filed a motion for conditional certification on a nationwide basis, which LogistiCare contested. The court granted the conditional certification motion on January 22, 2020 and we filed an appeal of the conditional certification order. If this case goes forward as either a class action or individual claims, we plan to vigorously contest the allegations on the merits as the plaintiffs have mischaracterized the method by which employees clock in to work. At this stage of the litigation, it is impossible to predict with any certainty whether plaintiffs will prevail on their claims, or what they might recover.

On June 10, 2020, Gateway Insurance Company (“Gateway”), doing business in California as Alano Insurance Company, a subsidiary of Atlas Financial Holdings, Inc., entered liquidation. On August 11, 2020, American Service Insurance Company and American Country Insurance Company, subsidiaries of Atlas Financial, also entered liquidation. Gateway, American Service and American Country previously insured many of LogistiCare’s subcontracted transportation providers. LogistiCare is listed as an additional insured on these policies. LogistiCare currently has 26 active lawsuits involving Gateway, American Country Insurance Company and American Service Insurance Company. As a result of the liquidation, these suits will now be taken over by the state guaranty fund in which the suit is pending. LogistiCare will likely lose its additional insured status and be required to defend itself under its own insurance policies, which involve a self-insured retention. All of the lawsuits are currently stayed for a time period varying by state in order for the guaranty fund to take over the case. We have accrued reserves related to these lawsuits in accordance with ASC 450, Contingencies.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as discussed below.

Risks Related to our Business and the Industry

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), which causes COVID-19.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of a new strain of coronavirus began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, has and is likely to continue to interfere with the ability of our employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business which may cause us to materially curtail certain of our business operations. While we are monitoring the impact of COVID-19 on our business and financial results at this time, we are unable to accurately predict the extent to which the coronavirus pandemic impacts our business, operations and financial results. Such impact will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including, potential shifting of governmental policies away from programs that call for the types of services we provide; the impact of the pandemic on economic activity and actions taken in response; the effect on our members and member demand for our services; our ability to provide our services, including as a result of travel restrictions, disruptions in our contact centers related to COVID-19, people working from home, and the willingness of our employees to return to work due to health concerns, childcare issues, or enhanced unemployment benefits, as “shelter in place” and other related “stay at home restrictions” are lifted or modified; issues with respect to our employees’ health, working hours and/or ability to perform their duties; increased costs to the Company in response to these changing conditions and to protect the health and safety of our employees, including increased spending for personal protective equipment; and the ability of our payors to pay for our services. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm and/or subject us to claims and litigation.

Beginning in March 2020 we saw a significant reduction in trip volume as the governors of most states in which we operate implemented some form of “stay at home” order, and medical services were reduced to life-sustaining programs only (for example, dialysis and chemotherapy). This reduction in trip volume has had a negative financial impact on our transportation providers and we believe that some of our transportation providers may not survive this period of reduced volume. As governors in many of the states have lifted or modified such restrictions and allowed businesses to reopen, we have seen some increase in trip volume, however given the continued resurgence of the virus in many such states, such volumes have stayed at lower than pre-pandemic levels. We currently expect that some states will continue to reopen while others may impose or renew restrictions on economic activity to try to mitigate the resurgence of the virus. If volume remains depressed overall, we will continue to see pressure on our transportation providers and lower revenue. If volume increases as a result of reopening measures or because states are able to bring the pandemic under control, depending on the period of time over which this increase in volume occurs, we may face difficulty meeting volume demands due to the capacity constraints within our network of transportation providers. Additionally, there may be an increase in the required level of service for those utilizing NET services during the pandemic as a result of a sicker population or in an effort to reduce the potential transmission of COVID-19. As trip volume increases we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid health concerns and other factors related to the pandemic.

The uncertainty and volatility of NET trip volume volatility due to COVID-19 can affect the assumptions on which we rely to develop our transportation expense estimates. If we do not accurately estimate costs incurred in providing these services, the business lines may be less profitable than anticipated and our actual results may be adversely affected.

Any or all of these factors could have an adverse effect on our business, financial condition and results of operations.

Regulatory Risks

The cost of NET and personal care services are funded substantially by government and private insurance programs. Changes in budgetary priorities of the government entities or private insurance programs that fund these services could result in the loss of contracts, a reduction in reimbursement rates, or a decrease in amounts payable to us under our contracts.

Payments for NET and personal care services are largely derived from contracts that are directly or indirectly paid by government agencies with public funds and private insurance companies. All of these contracts are subject to legislative appropriations and state and/or national budget approval, as well as changes to potential eligibility for services. The availability of funding under our contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid provider reimbursement and federal matching funds methodologies may further reduce the availability of federal funds to states in which we provide services.

As it relates to the NET benefit, The Centers for Medicare & Medicaid Services (“CMS”) has repeatedly invited states to submit requests for waivers to CMS that would allow states to reduce or eliminate the NET benefit for some populations. In response, several states have asked for and received temporary waivers of NET requirements for the Medicaid expansion or non-disabled adult population. In addition, in late 2018, the Office of Management and Budget published in the Unified Agenda DHHS’s intention to revise the current regulations under which states are required to provide NET services for all Medicaid beneficiaries. The stated goal of this proposed rule is to provide states with greater flexibility as part of the administration’s reform initiatives. It is possible that revised regulations could be issued at some point in the future making it optional for the states to provide NET services to some or all Medicaid beneficiaries. Such changes, individually or in the aggregate, could have a material adverse effect on our operations although the extent of such impact is unknowable and will depend on the decisions of each state and, in some circumstances, each Medicaid managed care organization.

Currently, many of the states in which our segments operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community based care such as we provide, there is no assurance that this trend will continue or be implemented as it has been historically. For example, in New York (one of several states where the Simplura Health Group provides homecare under the trade name “All Metro Health Care”), there are Medicaid Redesign Team initiatives taking place aimed at reducing Medicaid expense through provider consolidation and other measures. The continued ability of the agency to provide core services, though expected, is now dependent upon various competitive bid processes including the following:

•CDPAP Request for Offers (Pending Award) – The Consumer Directed Personal Assistance Program (“CDPAP”) is a Medicaid program that operates pursuant to section 365-f of the New York State Social Services Law (“SSL”) and implementing regulations in section 505.28 of title 18 of the NY Codes Rules and Regulations (“NYCRR”). CDPAP is designed and intended to permit eligible chronically ill and/or physically disabled individuals (referred to as consumers) that are eligible to receive home care services greater flexibility and freedom of choice in obtaining those services by self-directing their care. Under CDPAP, consumers may receive assistance with personal care services (authorized under SSL § 365-f), home health aide services, and skilled nursing tasks (authorized under Article 36 of the Public Health Law) performed by a consumer directed personal assistant (“personal assistant” or “PA”) under the instruction, supervision, and direction of the consumer or the consumer’s designated representative. The role of the Fiscal Intermediary (“FI”), as set forth in SSL § 365-f, is to assist the consumer in carrying out his or her responsibilities by performing administrative services required in statute and regulation (SSL § 365-f(4-a)(a)(ii) and 18 NYCRR § 505.28 (i), respectively) including wage and benefit processing, processing all income tax and other required wage withholdings, and maintaining various types of records. The Simplura Health Group, currently serves as FI for One Thousand One Hundred Fifty Six (1,156) consumers. Following a transition period to be determined by the New York State Department Health (“NYS DOH”), only those entities that have successfully entered into a contract under the terms of this request for offer may continue to provide FI services either directly or through contract with a Medicaid managed care organization (“MCO”); and

•LHCSA Request for Proposal (Anticipated) – The recently enacted FY 2021 New York State Budget created a new Public Health Law (“PHL”) Section 3605-c which, if implemented, would prohibit Licensed Home Care Service Agencies (“LHCSAs”), such as the Simplura Health Group’s twelve (12) individually-licensed branches, from providing or claiming for services provided to Medicaid recipients without being authorized to do so by contract with the NYS DOH. This restriction would apply to the provision of such services under the state Medicaid plan, a plan waiver, or through a managed care organization (for example, managed long term care plan). If implemented, the statute would require the NYS DOH to contract with only enough LHCSAs to ensure that Medicaid recipients have access to care. The NYS DOH is expected to post an RFP (delayed) that includes demonstrated cultural and language competencies specific to the population of recipients and the available workforce, experience serving individuals with disabilities, and demonstrated compliance with all applicable federal and state laws and regulations among the selection criteria. After contracts are awarded, the NYS DOH could terminate a LHCSA’s contract, or suspend or limit a LHCSA’s rights and privileges under a contract, upon thirty (30)-days written notice if the Commissioner of Health finds that a LHCSA has failed to comply with the provisions of Section 3605-c or any regulations promulgated under the statute. Also, authorization received by LHCSAs under PHL Section 3605-c would not substitute for satisfying existing licensure requirements or the screening and enrollment process required for participation in the Medicaid program.

Consequently, a significant decline in government or private insurance company expenditures or the number of program beneficiaries, a shift of expenditures or funding away from programs that call for the types of services that we provide, or change in government contracting or funding policies could cause payors to terminate their contracts with us or reduce their expenditures or reimbursement rates under those contracts, either of which could have a negative impact on our financial position and operating results. Worth noting are also the operational and financial challenges specifically related to COVID-19. All healthcare providers are complying with federal and state guidance related to supplying workers with recommended equipment. It is uncertain how long the pandemic will continue and to what degree, and given the current political climate, it is also uncertain how long associated cost sharing will continue and to what degree.

Risks Related to the Simplura Acquisition

The proposed Simplura Acquisition may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the Simplura Acquisition.

On September 28, 2020, we entered into a stock purchase agreement (the “Simplura Purchase Agreement”) to purchase all of the equity interests in OEP AM, Inc., a Delaware corporation, doing business as Simplura Health Group, at an enterprise value of $575.0 million, subject to certain adjustments. Our obligation to consummate the Simplura Acquisition is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions. Among other conditions, the Simplura Acquisition is subject to antitrust approvals in certain jurisdictions. We cannot provide any assurance that all required antitrust clearances will be obtained and what conditions will be imposed. Even if the parties receive antitrust approvals, the applicable regulatory authorities could take action under the antitrust laws to prevent or rescind the Simplura Acquisition, require the divestiture of assets or seek other remedies.

We may be unable to integrate Simplura successfully and realize the anticipated benefits of the transaction.

If the Simplura Acquisition is completed, the successful integration of Simplura and its operations into those of our own and our ability to realize the expected benefits of the Simplura Acquisition are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business.

The risks and uncertainties relating to integrating the two businesses, and realizing the anticipated benefits, include, among other things:
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of Simplura;
•the difficulties harmonizing differences in the business cultures of our company and Simplura;
•the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings and other anticipated benefits from the Simplura Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating Simplura into our business;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and Simplura;
• difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a larger and more complex company and coordinating geographically separate organizations.

We will incur substantial expenses to consummate the Simplura Acquisition but may not realize the anticipated cost benefits and other benefits to the extent expected, on the timeline expected or at all. In addition, even if we are able to integrate Simplura successfully, the anticipated benefits of the Simplura Acquisition may not be realized fully or at all, or may take longer to realize than expected. Moreover, competition in this industry may also cause us not to fully realize the anticipated benefits of the Simplura Acquisition. Finally, our operation of the Simplura LHCSAs in the State of New York will be subject to a “no control” affidavit process, which will be submitted concurrently with the closing of the Simplura Acquisition and will limit our ability to exercise control over that business for certain operational matters until such time that our ownership of that business is approved by the New York Department of Health. We can provide no assurance regarding the timing of the approval of this change of ownership by the New York Department of Health, or that such approval will be obtained at all. During this period, we cannot exercise day to day management of these entities, and the current management team will continue to operate the business, which may adversely affect our successful integration of the Simplura business.

Simplura may have liabilities that are not known to us.

Simplura may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of Simplura. We cannot assure you that the indemnification available to us under the Simplura Purchase Agreement in respect of the Simplura Acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with Simplura or property that we will assume upon consummation of the Simplura Acquisition. We may learn additional information about Simplura that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Acquisition accounting adjustments could adversely affect our financial results.

We will account for the completion of the Simplura Acquisition using the business combination method of accounting. We will allocate the total estimated purchase price to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets and assumed liabilities, including deferred revenue, and based on their fair values as of the date of completion of the Simplura Acquisition record the excess, if any, of the purchase price over those fair values as goodwill.

Differences between preliminary estimates and the final business combination accounting may occur, and these differences could have a material impact on the consolidated and combined financial statements and the combined company’s future results of operations and financial position.

Failure to complete the Simplura Acquisition could impact our future business and financial results.

If the Simplura Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:
•depending on the reasons for the failure to complete the Simplura Acquisition, we could be liable to Simplura for monetary or other damages in connection with the termination or breach of the Simplura Purchase Agreement;
•we have dedicated significant time and resources, financial and otherwise, in planning for the Simplura Acquisition and the associated integration, of which we would lose the benefit if the Simplura Acquisition is not completed;
•we are responsible for certain transaction costs relating to the Simplura Acquisition, whether or not the Simplura Acquisition is completed;
•while the Simplura Purchase Agreement is in force, we are subject to certain restrictions on the conduct of our business, including taking any action that is reasonably likely to prevent, materially delay or materially impair the consummation of the Simplura Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the Simplura Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Simplura Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Simplura Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the Simplura Acquisition or to enforcement proceedings commenced against us to perform our obligations under the Purchase Agreement. If the Simplura Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition.

While the Simplura Acquisition is pending, we and Simplura will be subject to business uncertainties that could adversely affect our respective businesses.

Our success following the announcement of the Simplura Acquisition will depend in part upon the ability of us and Simplura to maintain our respective business relationships. Uncertainty about the effect of the Simplura Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us and Simplura. Customers, suppliers and others who deal with us or Simplura may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Simplura Acquisition that could negatively affect the revenues, earnings and cash flows of our combined company. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.

Risks Related to Our Indebtedness

Upon consummation of the transaction, we will have substantial indebtedness and lease obligations, which could affect our ability to meet our obligations under our indebtedness and may otherwise restrict our activities.

Upon consummation of the Simplura Acquisition, our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Credit Facility. Our substantial indebtedness could have important consequences, including:

•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under the Credit Facility, are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such other indebtedness, including the Credit Facility;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•imposing restrictions on the operation of our business that may hinder our ability to take advantage of strategic opportunities or to grow our business;
•limiting our ability to obtain additional financing for working capital, capital expenditures (including real estate acquisitions), debt service requirements and general corporate or other purposes, which could be exacerbated by volatility in the credit markets; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to any of our competitors who are less leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets and the effects of the coronavirus (COVID-19) pandemic. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Further, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable, which could materially adversely affect our results of operations and financial condition.

Moreover, the deductibility of interest expenses on our indebtedness could be limited by provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), any regulations promulgated thereunder, and any other applicable legislation.

Our existing debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facility contains various covenants that limit or will limit our ability to engage in specified types of transactions. These agreements may, among other things, limit our ability to:

•incur additional debt;
•provide guarantees in respect of obligations of other persons;
•issue redeemable stock and preferred stock;
•pay dividends or distributions or redeem or repurchase capital stock;
•enter into transactions with affiliates;
•create or incur liens;
•permit contractual obligations that burden our ability to make distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries;

•make acquisitions; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. In the event of acceleration of our outstanding indebtedness, we cannot assure you that we would be able to repay the debt or obtain new financing to refinance the debt. Even if new financing is made available to us, it may not be on terms acceptable to us. If we were unable to repay these amounts, certain debt holders could proceed against the collateral granted to them to secure the indebtedness. We will pledge a significant portion of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Facility as well as our other indebtedness, including the notes.

Additional borrowing under our Credit Facility is dependent on the maintenance of compliance with financial ratio covenants and other provisions set forth in the Credit Facility.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 11, 2020, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2020, unless terminated earlier. Since March 11, 2020, 195,677 shares were repurchased under the program. The following table provides information with respect to common stock repurchased by us during the nine months ended September 30, 2020:

Period	Total Number of Shares (or Units) of Common Stock Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (000’s)

Share value authorized for repurchase				$75,000

Repurchase Activity:
March 1, 2020
to
March 31, 2020	142,821	$51.11	142,821	$67,701

April 1, 2020
to
April 30, 2020	46,455	$54.48	46,455	$65,170

May 1, 2020
to
May 31, 2020	6,401	$55.64	6,401	$64,813

June 1, 2020
to
September 30, 2020	—
Total	195,677		195,677	$64,813

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Transition and Separation Agreement dated as of August 12, 2020, among The Providence Service Corporation, LogistiCare Solutions, LLC, and Suzanne G. Smith

10.2*	Employment Agreement dated August 11, 2020, by and between LogistiCare Solutions, LLC and John McMahon

10.3*	Amendment to Preferred Stock Conversion Agreement, dated as of September 2, 2020, by and among The Providence Service Corporation, and the other signatory parties thereto

10.4*	Employment Agreement dated April 22, 2020, by and between LogistiCare Solutions, LLC and Kenneth Wilson

10.5
Stock Purchase Agreement, dated as of September 28, 2020, by and among OEP AM, Inc., The Providence Service Corporation, Socrates LLC and OEP AM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on September 29, 2020)

10.6
Commitment Letter, dated as of September 28, 2020, by and among The Providence Service Corporation, Jefferies Finance LLC, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 29, 2020)

10.7
Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of October 16, 2020, among the Providence Service Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on October 16, 2020)

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

Date: November 6, 2020	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Duly Authorized Officer)

Date: November 6, 2020	By:	/s/ Kevin Dotts
Kevin Dotts Chief Financial Officer
(Principal Financial Officer)