Form 10-K
period 2020-12-31
ModivCare Inc
filed 2021-03-01
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 001-34221

ModivCare Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 4700 South Syracuse Street, Suite 440, Denver, Colorado 80237
(Address of principal executive offices) (Zip Code)
(303) 728-7043
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	MODV	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule-405 of Regulation-S-T (§223.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold on The NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $950.0 million.

As of February 22, 2021, there were 14,190,540 shares outstanding (excluding treasury shares of 5,140,456) of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission under cover of Schedule 14A with respect to the registrant’s 2021 Annual Meeting of Stockholders; provided, however, that if such proxy statement is not filed on or before April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Part I

In this Annual Report on Form 10-K, the words the “Company”, the “registrant”, “we”, “our”, “us”, “ModivCare” and similar terms refer to ModivCare Inc. and, except as otherwise specified herein, its consolidated subsidiaries. When such terms are used in reference to the Company’s common stock, $0.001 par value per share, or our “Common Stock”, we are referring specifically and only to the capital stock of ModivCare Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports and statements filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In many cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. The factors included below under the caption “Summary Risk Factors” and described in further detail below under Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K are included among such risks and uncertainties.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made and are expressly qualified in their entirety by the cautionary statements set forth herein. The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in any forward-looking statement if such forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events or otherwise, except to the extent otherwise required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

SUMMARY RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. If any of the factors listed below and described in more detail with the other identified risk factors included in the section entitled “Risk Factors” under Item 1A of this Annual Report on Form 10-K occurs, our business, financial condition, liquidity, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock could decline, and you could lose some or all of your investment. Some of the most material risks relating to an investment in our common stock include the impact or effect on our Company and its operating results, or its investors, of:

Risks Related to Our Industry

•government or private insurance program funding reductions or limitations;
•alternative payment models or the transition of Medicaid and Medicare beneficiaries to Managed Care Organizations, or MCOs;
•our inability to control reimbursement rates received for our services;
•cost containment initiatives undertaken by private third-party payors;
•the effects of a public health emergency; and
•inadequacies in, or security breaches of, our information technology systems, including the systems intended to protect our clients’ privacy and confidential information;

Risks Related to Our Business

•any changes in the funding, financial viability or our relationships with our payors;
•pandemic infectious diseases, including the COVID-19 pandemic;
•disruptions to our contact center operations caused by health epidemics or pandemics like COVID-19;

•delays in collection, or non-collection, of our accounts receivable, particularly during any business integration;
•an impairment of our long-lived assets;
•any failure to maintain or to develop further reliable, efficient and secure information technology systems;
•an inability to attract and retain qualified employees;
•any acquisition or acquisition integration efforts; and
•estimated income taxes being different from income taxes that we ultimately pay;

Risks Related to Our NEMT Segment

•our contracts not surviving until the end of their stated terms, or not being renewed or extended;
•our failure to compete effectively in the marketplace;
•our not being awarded contracts through the government’s requests for proposals process, or our awarded contracts not being profitable;
•any failure to satisfy our contractual obligations or to maintain existing pledged performance and payment bonds;
•a failure to estimate accurately the cost of performing our contracts;
•any misclassification of the drivers we engage as independent contractors rather than as employees; and
•significant interruptions in our communication and data services;

Risks Related to Our Personal Care Segment

•not successfully executing on our strategies in the face of our competition;
•any inability to maintain relationships with existing patient referral sources;
•certificates of need, or CON, laws or other regulatory and licensure obligations that may adversely affect our personal care integration efforts and expansion into new markets;
•any failure to obtain the consent of the New York Department of Health to manage the day to day operations of our licensed in-home personal care services agency business that we acquired with our Personal Care Segment;
•acquired unknown liabilities in connection with the acquisition of our Personal Care Segment;
•changes in the case-mix of our personal care patients, or changes in payor mix or payment methodologies;
•our loss of existing favorable managed care contracts;
•our experiencing shortages in qualified employees and management;
•labor disputes or disruptions, in particular in New York; and
•becoming subject to malpractice or other similar claims;

Risks Related to Our Matrix Investment Segment

•our lack of sole decision-making authority with respect to our minority investment in Matrix;

Risks Related to Governmental Regulations

•the cost of our compliance or non-compliance with existing laws;
•changes to the regulatory landscape applicable to our businesses;
•changes in budgetary priorities of the government entities or private insurance programs that fund our services;
•regulations relating to privacy and security of patient and service user information;
•actions for false claims or recoupment of funds;
•civil penalties or loss of business for failing to comply with bribery, corruption and other regulations governing business with public organizations;
•changes to, or violations of, licensing regulations, including regulations governing surveys and audits; and
•our contracts being subject to audit and modification by the payors with whom we contract, at their sole discretion;

Risks Related to Our Indebtedness

•our existing debt agreements containing restrictions that limit our flexibility in operating our business;
•our substantial indebtedness and lease obligations;
•any expiration of our existing Credit Agreement (as defined below) or loss of available financing alternatives; and
•our ability to incur substantial additional indebtedness;

Risks Related to Our Common Stock

•future sales of shares of our common stock by existing stockholders;

•our stock price volatility;
•our dependence on our subsidiaries to fund our operations and expenses;
•securities analysts failing to publish research or publishing misleading or unfavorable research about us; and
•anti-takeover provisions could discourage a change of control of our company and affect the trading price of our stock.

The foregoing risk factors are not necessarily all of the factors that could cause our actual results, performance or achievements to differ materially from expectations. Other unknown or unpredictable factors also could harm our results. Investors and other interested parties are encouraged to read the information included under the section captioned “Risk Factors” below, which describes other risk factors not summarized above, in its entirety before making an investment decision about our securities.

Item 1.     Business.

Overview

ModivCare Inc. is a technology-enabled, healthcare services company, which provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the Social Determinants of Health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a leading provider of non-emergency medical transportation, or NEMT, personal and home care, and nutritional meal delivery. Our technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. The Company also partners with communities throughout the country, providing food-insecure individuals delivery of nutritional meals. Additionally, its personal and home care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. With the combination of its historical NEMT business with its in-home personal care business that was previously operated by Simplura Health Group, as described further below, ModivCare has united two complementary healthcare companies that serve similar, highly vulnerable patient populations. Collectively, ModivCare is uniquely positioned to remove the barriers of health inequities and address the SDoH.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand and which we refer to as “Matrix”. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix’s Clinical Care provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s Clinical Solutions provides employee health and wellness services focused on improving employee health with worksite certification solutions that reinforce business resilience and safe return-to-work outcomes. It’s Clinical Solutions also provides clinical trial services which support the delivery of safe and effective clinical trial operations by going where the patients are and ensuring all eligible volunteers, including those with barriers to healthcare access.

Our Development

ModivCare Inc. is a Delaware corporation that was formed in 1996 and which recently announced its name change and rebranding from its original name: The Providence Service Corporation. The Company completed its initial public offering, or IPO, of its common stock in August 2003 and its shares have been listed for trading on the Nasdaq Stock Market, or NASDAQ, since its IPO. ModivCare’s shares of common stock currently trade on the NASDAQ Global Select Market under the ticker symbol “MODV”; prior to its name change, its shares traded on NASDAQ under the ticker symbol “PRSC”.

ModivCare has grown its business since its IPO into the company it is today through organic growth as well as a series of acquisitions and divestitures of companies operating primarily in related, or tangentially related, industries, as follows with respect to our continuing operations:

•In December 2007, we acquired all of the outstanding equity of Charter LCI Corporation, the parent company of LogistiCare, Inc. (now ModivCare Solutions, LLC), which formed the foundation of our NEMT business and NEMT Segment operations, for cash and 418,952 shares of our common stock totaling approximately $220.0 million;
•In October 2014, we acquired all of the outstanding equity of Matrix for cash and common stock totaling approximately $390.7 million, and subsequently in October 2016, affiliates of Frazier Healthcare Partners (Frazier) obtained a 53.2% majority interest in Matrix through a stock subscription, and we received a distribution from Matrix totaling approximately $381.2 million;

•In September 2018, we acquired all of the outstanding equity not already owned by us of Circulation, Inc., which extended our business to include an NEMT technology platform that allows for real time notifications to members on their mobile devices, integration with a wide variety of advanced traffic management systems, or ATMS, and transportation network companies, real time ride tracking, network management and analytics, for cash totaling approximately $45.1 million;
•In May 2020, we acquired all of the outstanding equity of National MedTrans, LLC, or NMT, which expanded our NEMT business to include more than five million trips to its approximately two million members on behalf of state Medicaid agencies and MCOs across 12 states, for cash totaling approximately $80.0 million;
•In November 2020, we acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, or Simplura, which formed the foundation of our personal care business and Personal Care Segment operations, for cash totaling approximately $575.0 million subject to certain customary adjustments; and

as follows with respect to our recently discontinued operations:

•In November 2015, we sold to Molina Healthcare, Inc. our operations comprising our former human services segment, which provided counselors, social workers and behavioral health professionals to work with clients, primarily in the clients’ homes or communities, who were eligible for government assistance due to income level, disabilities or court order, for cash totaling approximately $200.0 million; and
•In three separate transactions effected in October 2017, July 2018 and December 2018, we ultimately sold to three separate and unaffiliated entities substantially all of our operations comprising our former workforce development services, or WD Services, segment, which provided workforce development services to long-term unemployed, disabled, and unskilled individuals, as well as individuals coping with medical illnesses and those that had been released from incarceration, for cash totaling approximately $15.8 million, a de minimus amount, and $46.5 million, respectively (any operations remaining after these acquisitions have been assumed by other parties or have been discontinued and are being wound down).

In addition to the acquisition and divestiture activities described above, the Company:

•In May 2017, ceased reinsuring through its wholly-owned captive insurance subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, its automobile, general and professional liability and workers’ compensation costs;
•In January 2019, completed an organizational consolidation in which it closed its corporate offices in Stamford, Connecticut and Tucson, Arizona, and consolidated all activities and functions performed at the corporate holding company level into its NEMT Segment, which we refer to as our Organizational Consolidation;
•In June and September 2020, effected a series of transactions pursuant to an agreement with Coliseum Capital Partners, L.P. and/or funds and accounts managed by Coliseum Capital Management, LLC (collectively, the “Coliseum Stockholders”) in which (1) the Company repurchased approximately half of the shares of Series A Convertible Preferred Stock owned by the Coliseum Stockholders, and (2) the Coliseum Stockholders converted the remaining portion of their holdings of Series A Convertible Preferred Stock into Common Stock for aggregate consideration of $88.7 million; following the September repurchase of the Coliseum Stockholders’ remaining shares of Series A Convertible Preferred Stock, the Company elected to convert all shares of Series A Convertible Preferred Stock held by holders other than the Coliseum Stockholders into Common Stock, with the result that we currently have outstanding equity composed only of Common Stock;
•In May and October 2020, further amended its amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), to, among other things, increase to $225.0 million the revolving credit limit under the Credit Agreement, permit the issuance of our Notes (as described immediately below), and extend the maturity date of the Credit Agreement to August 2, 2023;
•In November 2020, issued $500.0 million in aggregate principal amount of its 5.875% Senior Unsecured Notes due in November 2025, which we refer to as our Notes, the net proceeds from which were used to finance a portion of the purchase price paid in the Simplura acquisition; and
•In December 2020, formed with an industry counterpart a protected series (90% of which is owned by us and which we refer to herein as our insurance captive) of a captive insurance company, NEMT Insurance DE LLC, a Delaware limited liability company that has been organized subject to the Delaware Revised Captive Insurance Company Act, which has been established to provide an insurance coverage alternative for transportation providers who are finding it increasingly difficult to obtain required automobile insurance in connection with their NEMT services on terms acceptable to them, or at all.

Our Strategies

Six pillars fuel and align the six key strategies for our business. Our pillars support our foundation and the strategies that we have established to build shareholder value and guide our operations, product and service delivery model, and ultimate success with our customers and members.

•Right People in the Right Seats – ensuring that each person is in the role that best fits the person’s skills and capabilities
•Voice of the Customer – creating a best-in-class experience for our customers and members
•Transformational Growth – growing to be one of the nation’s preeminent SDoH companies
•Single Repeatable Model – standardizing and being more customer-centric across each contact center
•Enhanced Technology Platform – rollout of in-demand product that brings the best capabilities of our technology platform
•Rebranding – defining our company’s mission, vision, and values and tying them to our external and internal brand

Utilizing these six pillars as guiding principles, our mission is to provide effective and quality services and logistics and to create shareholder value by pursuing and implementing the following key strategies.

Centers of Excellence – Operations and Local Focus

Our operational structure includes six centers of excellence, or COEs, that are designed to enhance the visibility, flexibility and control we have over our operations. These COEs are:

•Transportation Network, which is focused on increases to capacity and improvements to quality designed to reduce cost and enhance the member experience;
•Contact Center Operations, which is aimed at improving employee productivity through activities such as contact center workflow standardization, cross training and intensive operations management;
•Client Services, which is focused on local operations and holistic approaches to our customers and client retention;
•Technology, which is focused on the support of operations and development of proprietary technology to elevate the member experience and differentiate our product;
•Growth, which is focused on sales, marketing and business development; and
•Process Improvement, which is designed to support all of our other COEs in the pursuit of effective and efficient operations.

In addition to the COE oversight structure, we have implemented controls and procedures at the local level to better manage costs and our transportation network. We believe this structure positions us for effective scalability of our business model while also ensuring that the nuances of local activity are taken into account in controlling costs, which when combined, provide us with a competitive advantage.

Technology Transformation

In August 2020, we launched a new front-end member technology platform in targeted markets that is intended to leverage rider benefits on the front-end with all of the payor benefits, including reporting, on the back-end. We expect this technology platform will reduce inbound calls from members looking for assistance on the location of the transportation provider, improve on-time percentages and enhance member satisfaction. Specifically, we believe this new front-end platform will provide revenue growth and also the following additional benefits:

•member communications through texting, email and automated calls, including the ability for the member to see the location of the transportation provider in real time on a mobile device;
•proactive management for rejected, canceled and late rides; and
•driver application enhancements for transportation providers.

Customer and Member Satisfaction

Transportation related to care is one of the most impactful experiences contributing to our clients’, members’ and patients’ satisfaction during their care encounter. At the core of our operational and technology strategies is a focus on driving client and member satisfaction. With respect to our Personal Care Segment, process improvements, augmented by technology, are expected to help reduce costs while maintaining quality patient care. In addition, we strive to become the employer of choice in each of our Personal Care Segment markets. Our scale and density in these markets allow us to provide the number of weekly work hours our caregivers desire, which gives us a competitive advantage in recruiting and retention of caregivers that might otherwise need to work for several agencies to obtain the desired number of work-hours. More generally, our COE operational structure allows us to develop locally tailored network solutions with a higher level of visibility. Greater access to real time information, enabled through our technology, provides us the ability to shorten cycle times to identify and resolve client and member issues.

Organic Growth

•NEMT Segment. Across the healthcare market, we see an increasing understanding of the benefit of removing transportation as a barrier to care and a way to improve other determinants of health, such as access to food, shelter, socialization, and pharmacy. We believe that our scale, deep experience, operational strategy, and technology uniquely position us to address customer needs related to transportation of vulnerable populations. We approach sales, marketing and business development in a manner that is focused on driving market share in our core Medicaid market, including states and MCOs, Medicare Advantage, or MA, plans, health systems and providers. Simultaneously, we target business development efforts with partners to enter new transportation markets, including the movement of home health providers, pharmacy delivery and beneficiaries of workers compensation. We expect there will be network effects as we serve more and more healthcare constituencies within a geography.

•Personal Care Segment. We intend to continue to grow in our existing markets for personal care services by:

◦enhancing the breadth of our services;
◦increasing the number of referral sources;
◦leveraging and expanding existing payor and referral source relationships; and
◦opening de novo sites where appropriate.

Our business development activities in this area include community outreach in each of our markets, where we educate referral sources about the benefits of personal care services and the programs available to patients. We believe that demographic trends such as an aging population and longer life expectancies will increase the size of our addressable market, and that the demand for in-home personal care will further increase because it is the lowest cost setting and therefore preferred by payors and also by patients, who also tend to prefer their own homes over institutional settings. We also believe that the carve-in of personal care into MA provides further opportunity for organic growth. As one of the largest platforms providing in-home personal care, we differentiate our services by providing broad geographic coverage in both urban and rural areas and the capability to offer a broad suite of services and manage complex cases involving high-needs patients. In addition, we are working with MCOs and other payors to lower overall cost of care and improve outcomes by managing risk factors, such as falls, and using technology solutions to provide early indicators of change in condition to avoid hospitalization. With these capabilities, we strive to be the provider of choice for in-home personal care services and intend to continue differentiating our services from the competition and winning market share by relying on strong regional leadership, clinical capabilities, qualified and well-trained caregivers and investment in technology.

Inorganic Growth

•NEMT Segment. We closely follow our core NEMT market and expansion markets mentioned above. We believe our experience, relationships in the industry, scale and executive team strongly position us to be a consolidator in healthcare transportation. Our acquisition strategy may include an evaluation of new entrants, which may not be able to otherwise compete without the benefits of scale and experience, and closely-held businesses that may seek a new capital structure or sale to achieve liquidity for founders. With our balance sheet, strong team and track record, we believe we are a natural consolidator.

•Personal Care Segment. We believe there is a significant opportunity for continued growth through acquisition in both new and existing personal care services markets. The personal care services industry is highly fragmented, and smaller competitors are finding it increasingly difficult to compete as payors look to narrow their provider networks and contract with providers of scale that can offer a wide breadth of services and capabilities across a broad geographic area. Moreover, smaller competitors may not have the capital to invest in technology and lack the market density to attract caregivers. We will continue to explore opportunities to acquire regional providers to enter into new markets, and tuck-in acquisitions to grow our presence in existing markets, as well as to branch out into adjacent businesses.

Smart Capital Allocation

Our NEMT Segment has historically generated positive cash flows, our Personal Care Segment has experienced consistent growth, a strong free cash flow profile, and maintains an asset-light model similar to our NEMT Segment, and our combined balance sheet provides us with optionality with respect to capital allocation and how we can best deliver shareholder value. We will continue to focus on operational efficiencies, invest in our operations, and seek to enhance our technical capabilities through technological initiatives in an effort to enhance our client and member experience. In respect of our

Personal Care Segment, we are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each site and continuing to refine our clinical and non-clinical initiatives and objectives. We are implementing technology enhancements and service protocols intended to promote best practices, enhance the patient experience, and improve the operating effectiveness and efficiency of our case management, training, staffing, scheduling and labor management. We will also continue to assess the opportunities for capital deployment in order to create value for shareholders, which may include dividends, share repurchases and acquisitions.

Our Operations

We are a technology-enabled, healthcare services company that is the nation’s largest manager of NEMT programs for state governments and MCOs, and also a leading in-home personal care services provider in the seven eastern states where we provide those services. Our core competencies in NEMT include contact center management, network credentialing, claims management and non-emergency medical transport management. Our in-home personal care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

By offering our suite of integrated supportive care solutions for our payor customers and members, we are focused on becoming among the nation’s preeminent SDoH companies. We report our operations as described above under three separate business segments: NEMT; Personal Care; and Matrix, each of which is described below in greater detail following the next subsection captioned “Business Trends”.

Business Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends, such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services and transportation and, accordingly, in-home personal care services;
•a movement towards value-based versus fee-for-service and cost plus, or FFS, care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;
•increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement, including telehealth services;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and
•MCO, Medicaid and Medicare plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote social determinants of health, and this trend may be accelerated or reinforced by President Trump's recent signing into law of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

We estimate the overall size of the U.S. NEMT Medicaid market, in terms of annual spend, to be approximately $4.3 billion. Each year, approximately 5.8 million Medicaid members are estimated to miss out on medical care due to lack of transportation. NEMT solutions enable access to care that not only improves the quality of life and health of the patients receiving services, but also enable many of the individuals to pursue independent living in their homes rather than in more expensive institutional care settings. In addition, studies have shown that missed medical appointments lessen patient compliance with clinical guidelines and lead to increased complications and expensive medical services. Moreover, preventive care has proven to lower the cost of overall care by avoiding potentially more serious, costly emergent services later. NEMT providers also cater to individuals with specialized transportation requirements, representing 16% of total NEMT rides.

We estimate the overall size of the U.S. personal care services market, in terms of annual spend, to be approximately $55.0 billion, and it is expected to grow annually by 9% to 14% to $100.0 billion by 2024. The U.S. personal care services market also benefits from the strong underlying trends of aging demographics and a shift toward value-based care, which is moving care away from more expensive institutional settings and into the home. Many consumers in this segment need services on a long-term basis to address chronic conditions. Payors establish their own eligibility standards, determine the type, amount, duration and scope of services, and establish the applicable reimbursement rate in accordance with applicable law, regulations or contracts. By providing services in the home to the elderly and others who require long-term care and support with the activities of daily living, personal care service providers lower the cost of treatment by delaying or eliminating the need for care in more expensive settings, such as nursing homes that we believe can cost more than two times more than equivalent personal care services. In addition, caregivers observe and report changes in the condition of patients for the purpose of facilitating early intervention in the disease process, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. By providing care in the preferred setting of the home and by providing opportunities to improve the patient’s conditions and allow early intervention as indicated, personal care also is designed to improve patient outcomes and satisfaction.

Personal care services are a significant component of home and community-based services, which have grown in significance and demand in recent years. Demand for personal care services is expected to continue to grow due to the aging of the U.S. population, increased life expectancy and improved opportunities for individuals to receive home-based care as an alternative to institutional care. The population of 65 and older nationally has been consistently growing and the U.S. Census Bureau estimates that starting in 2030, when all baby boomers will be older than 65, Americans 65 years and older will make up 21% of the population, up from 15% today.

The personal care services industry developed in a highly fragmented manner, with few large participants and many small ones. Few companies have a significant market share across multiple regions or states. We expect ongoing consolidation within the industry, driven by the desire of payors to narrow their networks of service providers, and as a result of the industry’s increasingly complex regulatory, operating and technology requirements. We believe we are well positioned to capitalize on a consolidating industry given our reputation in the market, strong payor relationships and integration of technology into our business model.

NEMT Segment

We provide NEMT solutions to our clients, including state governments, MCOs and health systems, in 50 states and the District of Columbia. As of December 31, 2020, approximately 28.7 million eligible members received our transportation services, and in 2020, we managed approximately 48.2 million gross trips.

We primarily contract with state Medicaid programs and MCOs, including MA plans, for the coordination of their members’, who are our “end-users”, NEMT needs. Our end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinders their ability to access necessary healthcare and social services. We believe our transportation services enable access to care, as well as access to food, shelter, socialization, and pharmacy, that not only improves the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. We provide access to NEMT on a more cost effective basis than self-administered state Medicaid or MCO transportation programs while improving the lives and health outcomes of the populations we serve.

To fulfill the transportation needs of our end-users, we apply our proprietary technology platform to an extensive network of approximately 5,700 transportation resources. This includes our in-network roster of fully contracted third-party transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes partnerships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality and compliance, our in‑network transportation providers undergo an in-depth credentialing and education process.

Our transportation management services also include fraud, waste, and abuse prevention and identification through utilization review programs designed to monitor that our transportation services are provided in compliance with Medicaid and Medicare program rules and regulations as well as to remediate issues that are identified. Compliance controls include ongoing monitoring, auditing and remediation efforts, such as validating end-user eligibility for the requested date of service and employing a series of gatekeeping questions to verify that the treatment type is covered and the appropriate mode of transportation is assigned. We also conduct post-trip confirmations of attendance directly with the healthcare providers for certain repetitive trips, and we employ field monitors to inspect transportation provider vehicles and to observe transports in real time. Our claims validation process generally limits payment to trips that are properly documented, have been authorized in advance, and are billed at the pre-trip estimated amount. Our claims process is increasingly digital, which provides more protection to member protected health information and reduces the impact on the environment. Transportation providers are able to submit their bills and supporting documentation directly to us through a secured web portal.

•Customers. In 2020, contracts with state Medicaid agencies and MCOs represented approximately 49.3% and 50.7%, respectively, of NEMT Segment revenue. The NEMT Segment derived approximately 9.5%, 12.7% and 12.6% of its revenue from a single state Medicaid agency for the years ended December 31, 2020, 2019 and 2018, respectively. The next four largest NEMT Segment customers by revenue comprised in the aggregate approximately 21.6%, 19.7% and 21.4% of NEMT Segment revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice in accordance with the terms of the contract and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2020, 22.0% of NEMT Segment revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. While we typically expect to renew these contracts on an annual basis, we did receive notice from three customers that they were terminating or not renewing their contracts that expired on September 30, November 30 and December 31, 2020, respectively. For the year ended December 31, 2020, we recorded revenue of $40.6 million for these contracts.

The NEMT Segment generated 86.2% of its revenue in 2020 under capitated contracts where we assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month, or PMPM, fees for the number of eligible members enrolled in the customer’s program for a flat-fee for the contract period. Revenue is recognized as services are provided, based on the population served during the period. Profitability for these contracts is largely driven by the extent to which actual utilization meets or exceeds expected utilization at the time of contract pricing. Under certain capitated contracts, known as reconciliation contracts, partial payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled to actual utilization and costs and may result in refunds to the customer, or additional payments due from the customer. The remaining 13.8% of NEMT Segment revenue was generated under other types of fee arrangements, including administrative services only and FFS, under which fees are generated based upon billing rates for specific services or defined membership populations.

•Development Efforts and New Product Offerings. The delivery of our NEMT program is dependent upon a highly integrated platform of technology and business processes as well as the management of a multifaceted network of third-party transportation providers. Our technology platform is purpose-built for the unique needs of our industry and is highly scalable: capable of supporting substantial growth in our clients’ current and future membership base. In addition, our technology platform efficiently provides a broad interconnectivity among end-users, customers, and our network of transportation providers. We believe this technological capability and our industry experience position us well as a focal point in the evolving healthcare industry to introduce valuable population insights. We also believe that it will enable us to deliver to our customers and end-users a single repeatable model that standardizes our offerings and is more customer‑centric across each contact center. We provide service offerings and technological features for end-users to improve service levels, lower costs and build the foundation for additional data analytics capabilities. We are continuing to implement a modern, cloud based, interactive, voice responsive automated call distribution and work force management system across all contact centers. Our technology also allows for real time notifications to members on their mobile devices, integration with a wide variety of ATMS and transportation network companies, real time ride tracking, network management and analytics.

•Competition. We compete with a variety of national organizations that provide similar healthcare and social services related transportation, such as Medical Transportation Management, Southeastrans, Veyo, and Access2Care, as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories, whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, service quality, and price.

•Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Personal Care Segment

We provide in-home personal care services to our customers with 57 agency branches across seven states, including in several of the nation’s largest home care markets: New York, New Jersey, Florida, Pennsylvania, Massachusetts, West Virginia and Connecticut. We place non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled senior citizens and disabled adults. Our personal care services include bathing, personal hygiene, grooming, oral care, dressing, medication reminders, meal planning, preparation and feeding, housekeeping, transportation services, prescription reminders, and assistance with dressing and ambulation, all of which enable aging-in-place and support overall wellness. As of December 31, 2020, we had approximately 14,000 trained caregivers throughout all of our branch locations serving, on average, approximately 12,500 patients and providing approximately 21.0 million hours of patient care annually.

Our Personal Care Segment payor clients include federal, state and local governmental agencies, MCOs, commercial insurers and private individuals. The federal, state and local programs under which these organizations operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. MCOs that operate as an extension of our government payors are subject to similar economic pressures. Our commercial insurance payor clients are continuously seeking opportunities to control costs.

Most of our personal care services are provided pursuant to agreements with state and local governmental aging services agencies, Medicaid waiver programs, and home and community based long-term living programs. These agreements generally have an initial term of one to two years and may be terminated with 60 days’ notice. They are typically renewed in our experience for one to five-year terms, provided that we have complied with licensing, certification and program standards, and other regulatory requirements.

Reimbursement rates and methods vary by state and type of service, but are typically fee-for-service based on hourly or other unit-of-service bases. MCOs are becoming an increasing portion of our Personal Care Segment payor mix as states shift from administering fee-for-service programs to utilizing managed care models.

•Development Efforts and New Product Offerings. We do not deploy proprietary technology in our Personal Care Segment, but we have invested in the implementation of the enterprise technology solution Homecare Software Solutions, LLC, which operates under the HHAeXchange brand and which we refer to as “HHAeXchange”, to manage compliance, scheduling, electronic visit verification (or EVV), payroll and revenue cycle. HHAeXchange has been implemented for the majority of our Personal Care Segment business, and additional functionality is being implemented, including “Stop & Watch” monitoring of change in patient condition, care plan reporting via EVV, mobile application self‑service and others. The three MCOs in Pennsylvania selected HHAeXchange to collect confirmed homecare visits, create claims to MCOs and provide workflow efficiency tools, enabling interoperability between our Personal Care Segment operations and the three Pennsylvania MCOs. Additionally, we have implemented the Relias e-learning solutions in select operations, and we continue to roll out the application throughout the segment. Relias e-learning solutions enables required training to be delivered remotely and helps improve utilization by reducing time lost for training.

•Competition. The personal care services industry in which we operate is highly competitive and fragmented. Providers range from facility-based agencies (e.g., day health centers, live-in facilities, government agencies) to independent home care companies. They can be not-for-profit organizations or for-profit organizations. There are relatively few barriers to entry in some of the home healthcare services markets in which we operate. We believe, however, that we have a favorable competitive position, attributable mainly to:

◦the consistently high quality and targeted services we have provided over the years to our patients;
◦our ability to serve complex, high-needs patient populations;
◦our scale and density in the markets we serve;
◦our strong relationships with payors and referral sources;
◦our investments in technology; and
◦our compliance protocols and training programs for associates who provide direct care to patients.

•Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods. Our payroll expense in the Personal Care Segment is also generally higher during the earlier quarters of the year prior to employees reaching the applicable thresholds for certain payroll taxes, and during periods with major holidays resulting from holiday pay provided by us to our caregivers.

Matrix Investment Segment

We own a 43.6% non-controlling equity interest in Matrix. We and Frazier, which holds the controlling equity interest in Matrix, are party to a Second Amended and Restated Limited Liability Company Agreement, or Operating Agreement, of Mercury Parent, LLC, the company through which the parties hold their equity interests in Matrix. The Operating Agreement sets forth the terms and conditions regarding our ownership, including our indirect ownership of common stock of Matrix, and provides for, among other things, liquidity and governance rights and other obligations and rights, in each case, on the terms and conditions contained in the Operating Agreement. We account for our interest in Matrix under the equity method whereby the Company’s proportionate share of Matrix’s net assets is recorded as equity investment in our consolidated balance sheets and our proportionate share of its financial results are recorded as equity net gain (loss) on investee within our consolidated statements of operations.

Matrix offers in-home and on-site care optimization services for members, including comprehensive health assessments, or CHAs, through a national network of community-based clinicians and a fleet of mobile health clinics with advanced diagnostics capabilities. As of December 31, 2020, Matrix utilized a national network of approximately 4,200 clinical providers, including 2,500 nurse practitioners, located across 48 states, to provide its services primarily to members of MA health plans. Matrix primarily generates revenue through the performance of CHAs, which seek to confirm a health plan member’s information related to health status, and social, environmental and medical risks, to assist MA health plans in improving the accuracy of such information. Matrix also operates a care management offering which provides additional data analytics, chronic care management services and employee wellness programs.

•Customers. As of December 31, 2020, Matrix’s customers included 59 health plans, including for-profit multistate health plans and non-profit health plans that operate in only one state or several counties within one state, as well as 18 other companies. For the year ended December 31, 2020, Matrix’s top five customers accounted for 75.3% of its revenue, with its largest customer comprising 23.4% of its revenue and its second largest customer comprising 16.1% of its revenue. Matrix enters into annual or multi-annual contracts under which it is paid on a per assessment basis. Volumes are not guaranteed under contracts, however, and customers may choose to utilize other third-party providers or in-source capabilities. For the year ended December 31, 2020, Matrix generated net income of $15.1 million on a standalone basis, and had $245.7 million of outstanding net debt as of December 31, 2020.

•Development Efforts and New Product Offerings. Matrix’s services are dependent upon its technology platform which integrates the clinical provider network, operations infrastructure, contact centers and clients. Matrix’s platform is designed for the unique needs of its industry, is highly scalable and can support substantial growth. We believe Matrix’s network and platform position Matrix as a focal point in the evolving healthcare industry in the introduction of both additional population insights and care management services. With data provided by its health plan clients, Matrix utilizes analytics to determine which members it can most effectively lower costs and improve outcomes through face-to-face engagements with clinicians. Each program is customized and is served by a comprehensive team of case managers, nurse practitioners, registered nurses, and trained contact center colleagues.

•Competition. We believe that Matrix and Signify Health are the largest independent providers of CHAs to the health plan market. There are many smaller competitors, such as EMSI Healthcare Services, MedXM, which is a Quest Diagnostics company, and Inovalon. In addition, some health plans in-source CHA services. Matrix’s chronic care management competitors include Landmark Healthcare, PopHealthCare, which is a GuideWell company, and Optum.

Governmental Regulations

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

The Medicare and Medicaid programs are governed by significant and complex laws. Both Medicare and Medicaid are financed, at least in part, with federal funds. Therefore, any direct or indirect recipients of those funds are subject to federal fraud, waste and abuse laws. In addition, there are federal privacy and data security laws that govern the healthcare industry. State laws primarily pertain to the licensure of certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment, but may also include state laws pertaining to fraud, waste and abuse, privacy and data security laws, and the state’s regulation of its Medicaid program. Federal and state regulatory laws that may affect our business, include, but are not limited to the following:

•false and other improper claims or false statements laws pertaining to reimbursement;
•the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its privacy, security, breach notification and enforcement and code set regulations and guidance, along with evolving state laws protecting patient privacy and requiring notifications of unauthorized access to, or use of, patient medical information;
•civil monetary penalties law;
•anti-kickback laws;
•Section 1877 of the Social Security Act, also known as the “Stark Law”, and other self-referral, financial inducement, fee splitting, and patient brokering laws;
•The Centers for Medicare & Medicaid Services, or CMS, regulations pertaining to Medicare and Medicaid as well as CMS releases applicable to the operation of MA plans, such as reimbursement rates, risk adjustment and data collection methodologies, adjustments to quality management measurements and other relevant factors;
•State Medicaid laws, rules and regulations that govern program participation, operations, the provision of care to Medicaid beneficiaries and the reimbursement for such services; and
•state licensure laws.

A violation of certain of these laws could result in civil and criminal damages and penalties, the refund of monies paid by government or private payors, our exclusion from participation in federal healthcare payor programs, or the loss of our license to conduct some or all of our business within a particular state’s boundaries. While we believe that our programs are in compliance with these laws, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

Federal Law and State Laws

Federal healthcare laws apply in any case in which we provide an item or service that is reimbursable or provide information to our customers that results in reimbursement by a federal healthcare payor program to us. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims or other data with federal healthcare payor programs, require confidentiality of patient health information, prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payor programs and those that prohibit physicians from referring to certain entities if the physician has a financial relationship with that entity.

State healthcare laws apply in any case in which we provide an item or service that is reimbursable or provide information to our customers that results in reimbursement by a state Medicaid program to us. The principal state Medicaid laws that affect our business include those that prohibit the filing of false or improper claims or other data with state Medicaid programs, prohibit unlawful inducements for the referral of business reimbursable by a state Medicaid program and those that prohibit physicians from referring to certain entities if the physician has a financial relationship with that entity. Because we receive Medicaid reimbursement, we are subject to applicable participation conditions including a variety of operational, conflict of interest, and structural obligations. For example, in states that have elected to obtain authority to provide NEMT as a medical service through a broker using the regulatory process permitted by the Deficit Reduction Act of 2005, or DRA, we are prohibited from contracting with any transportation provider with which we have a financial relationship. In addition to Medicaid laws, many states have health care or professional licensure requirements that potentially apply to parts of our business.

False and Other Improper Claims

Under the federal False Claims Act and similar state laws, the government may impose civil liability on us if we knowingly submit a false claim to the government or cause another to submit a false claim to the government, or knowingly make a false record or statement intended to get a false claim paid by the government. The False Claims Act defines a claim as a demand for money or property made directly to the government or to a contractor, grantee, or other recipient if the money is to be spent on the government’s behalf or if the government will reimburse the contractor or grantee. Liability can be incurred for submitting (or causing another to submit) false claims with actual knowledge or for submitting false claims with reckless disregard or deliberate ignorance. Liability can also be incurred for knowingly making or using a false record or statement to receive payment from the federal government; for knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the government; or for knowingly noncomplying with a law or regulation that is material to the government’s decision to pay Medicare or Medicaid claims. Consequently, a provider need not take an affirmative action to conceal or avoid an obligation to the government, but the mere retention of an overpayment from the government could lead to potential liability under the False Claims Act.

Many states also have similar false claims statutes. In addition, healthcare fraud is a priority of the U.S. Department of Justice, the U.S. Department of Health and Human Services, or DHHS, its program integrity contractors and its Office of Inspector General, the Federal Bureau of Investigation and state Attorneys General. These agencies have devoted a significant amount of resources to investigating healthcare fraud.

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

Governmental investigations and whistleblower qui tam suits against healthcare companies have increased significantly in recent years, and have resulted in substantial penalties and fines and exclusions of persons and entities from participating in government healthcare programs. While we believe that our programs are in compliance with these laws, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

Health Information, Privacy and Data Protection Practices

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

The Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state Attorneys General and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office for Civil Rights of the DHHS and states are increasing their investigations and enforcement of HIPAA compliance. We have taken steps to ensure compliance with HIPAA and are monitoring compliance on an ongoing basis.

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

Other state privacy laws may also apply to us, including the California Consumer Privacy Act, or CCPA, which came into force in January 2020. The CCPA affords California residents with specified rights relating to the collection and use of their personal information. Violation of the CCPA may lead to monetary fines, and data breaches may give rise in certain circumstances to private rights of action by impacted individuals. While we believe that our practices are in compliance with these laws, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

Federal and State Anti-Kickback Laws

Federal law commonly known as the “Anti-Kickback Statute” prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce:

•the referral of an individual for a service for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs; or
•the ordering, purchasing, leasing, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs.

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

This act is subject to numerous statutory and regulatory “safe harbors.” Compliance with the requirements of a safe harbor offers defenses against Anti-Kickback Statute allegations. Failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. It may mean, however, that such an arrangement will be subject to scrutiny by the regulatory authorities.

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

If our arrangements are found to violate the Anti-Kickback Statute or applicable state laws, we, along with our clients, would be subject to civil and criminal penalties. In addition, implicated contracts may not be legally enforceable, which could materially and adversely affect our business. While we believe that our programs are in compliance with these laws, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

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

Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where such segments operate have laws similar to the Stark Law prohibiting physician self-referrals. While we believe that our programs are in compliance with these laws, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

Healthcare Reform Litigation

On November 10, 2020, the United States Supreme Court heard arguments in Texas v. California. In that case, Texas is seeking to invalidate the entirety of the 2010 Affordable Care Act (“ACA”) by arguing that the ACA’s individual mandate is unconstitutional because it is no longer a tax (because Congress changed the tax to zero) and the individual mandate cannot be severed from the rest of the ACA, so the entire ACA is unconstitutional. We are not able to predict the outcome of this matter nor are we able to predict the impact of a full or partial invalidation of the ACA. If the Supreme Court invalidates the ACA, there could be a material change in individual insurance coverage, Medicaid enrollment and reimbursement by Medicare, Medicaid and private health plans. Such changes could have a material adverse impact on our business.

Surveys and Audits

Our business is subject to periodic surveys by government authorities or their contractors and our payors to ensure compliance with various requirements. Regulators conducting periodic surveys often provide reports containing statements of deficiencies for alleged failures to comply with various regulatory requirements. In most cases, if a deficiency finding is made by a reviewing agency, we will work with the reviewing agency to agree upon the steps to be taken to bring our program into compliance with applicable regulatory requirements. In some cases, however, an agency may take a number of adverse actions against a program, including:

•the imposition of fines or penalties or the recoupment of amounts paid;
•temporary suspension of admission of new clients to our program’s service;
•in extreme circumstances, exclusion from participation in Medicaid, Medicare or other programs;
•revocation of our license; or
•contract termination.

While we believe that our programs are in compliance with Medicare, Medicaid and other program certification requirements and state licensure requirements, the rules and regulations governing Medicare, Medicaid participation and state licensure are lengthy and complex. Allegations that we failed to comply with these laws could have a material adverse impact on our business and our ability to enter into contracts with other agencies to provide services.

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

Corporate Practice of Medicine and Fee Splitting

The corporate practice of medicine doctrine prohibits corporations from practicing medicine or employing a physician to provide professional medical services. This doctrine arises from state medical practice acts and is based on a number of public policy concerns, including:

•allowing corporations to practice medicine or employ physicians will result in the commercialization of the practice of medicine;
•a corporation’s obligation to its shareholders may not align with a physician’s obligation to the physician’s patients; and
•employment of a physician by a corporation may interfere with the physician’s independent medical judgment.

Most states in which Matrix operates and in which we provide personal care services prohibit the corporate practice of medicine. Every state provides an exception for physician ownership of a professional corporation. Many states provide an exception for employment of physicians by certain entities. The scope of these exceptions varies from state to state. Corporate practice of medicine doctrine issues can also overlap with kickback and fee-splitting concerns. Some states use the corporate practice of medicine doctrine to limit the services that a manager can furnish to a physician or medical practice because the state is concerned that a manager might interfere with the physician’s independent medical judgment and/or impose an unacceptable intrusion into the relationship between the physician and the patient.

Among other activities, Matrix currently contracts with and employs nurse practitioners to perform CHAs and our Personal Care Segment currently:

•employs registered nurses and licensed practical nurses to render skilled nursing care directly and to provide overall clinical supervision to patients; and
•has medical professionals provide guidance to its Quality Improvement Committees.

We believe that Matrix and our Personal Care Segment have structured operations appropriately. Either or both, however, could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of the business violates these laws, or that a payment induced a physician to refer a patient, it may seek to have an entity discontinue or restructure those portions of operations or subject the entity to increased costs, penalties, fines, certain license requirements or other measures. Any determination that Matrix or we acted improperly in this regard may result in liability. In addition, agreements between Matrix and the particular professional may be considered void and unenforceable.

Professional Licensure and Other Requirements

Many of Matrix’s employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. For example, mid-level practitioners (e.g., Nurse Practitioners) are subject to state laws requiring physician supervision and state laws governing mid-level scope of practice. As physicians’ use of mid-level practitioners increases, state governing boards are implementing more robust regulations governing mid-levels and their scope of practice under physician supervision. The ability of Matrix to provide mid-level practitioner services may be restricted by the enactment of new state laws governing mid-level scope of practice and by state agency interpretations and enforcement of such existing laws. In addition, services rendered by mid-level practitioners may not be reimbursed by payors at the same rates as payors may reimburse physicians for the same services. Lastly, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. The ability of Matrix to provide services depends upon the ability of personnel to meet individual licensure and other requirements and maintain such licensure in good standing.

COVID-19 Public Health Emergency Orders

On January 30, 2020, the Secretary of the Department of Health and Human Services declared a Public Health Emergency, and on March 13, 2020, the President declared a national emergency in response to the coronavirus outbreak in the United States under the Stafford Disaster Relief and Emergency Assistance Act and the National Emergencies Act. In addition, state governors have declared public health emergencies and subsequently issued numerous public health and executive orders.

These emergency, public health and executive orders have waived numerous legal requirements while also imposing new legal restrictions. Many public health and executive orders are issued, rescinded or modified with little advance notice. These emergency, public health and executive orders have created significant uncertainty in the legal and operational duties of health care providers. While we believe that our programs are in compliance with emergency, public health and executive orders, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

CARES Act Provider Relief Fund

The CARES Act established the Provider Relief Fund that made relief payments to certain health care providers. The purpose of the Provider Relief Fund was to provide funding to health care providers so they could prevent, prepare for, and respond to the coronavirus. Providers who received relief payments are subject to eligibility criteria and specific terms and conditions on the use of relief payments. To receive relief payments, many providers were required to attest to numerous statements regarding accuracy of their application and their compliance with the eligibility criteria and the terms and conditions. Providers’ use of relief payments is limited to health care related expenses or lost revenues that are attributable to coronavirus. Providers are required to have documentation that relief payments were used for those purposes. There is limited guidance concerning what the government might consider a health care related expense or lost revenue that was attributable to coronavirus or what type of documentation is adequate.

Prior to our acquisition of Simplura, it received relief payments from the CARES Act Provider Relief Fund. While we believe that the receipt and use of relief payments was in compliance with Provider Relief Fund requirements, allegations of a failure to comply with these requirements could have a material adverse impact on our business.

Human Capital Management

Attracting, developing and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. In fact, ensuring that we have the right people in the right seats is one of our six pillars guiding our business strategy.

We believe a critical component of our success is our company culture. Our vision statement, “We drive positive health outcomes by transforming the way we connect to care” gets to the core of everything we do. We aim to attract and retain great people – representing a diverse array of perspectives and skills – who work together as a cohesive team by embodying the following values:

Because we care….

–We treat everyone with dignity and RESPECT;
–We earn the TRUST of our members and each other;
–We provide RELIABLE services that open doors;
–We serve with courtesy and COMPASSION;
–We prioritize SAFETY; and
–We communicate with purpose and TRANSPARENCY……… always.

Our ability to recruit and retain our employees depends on a number of factors, including providing competitive compensation and benefits, development and career advancement opportunities, and a collegial work environment. We invest in those areas in an effort to ensure that we continue to be the employer of choice for our employees.

Compensation and Benefits

Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them have harmony between their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, broad-based bonus programs, pension and retirement savings plans, career growth opportunities, and a culture of recognition.

Employee Development and Advancement

We invest significant resources to develop employees with the right capabilities to deliver the growth and innovation needed to support our strategy. We seek to ensure that we are building the organizational capabilities required for success in the years to come. We offer employees and their managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including an in-house continuing education program. We also have a practice of investing in our next generation of leaders and offer employees a number of leadership development programs. We believe in and encourage our employees and managers to maintain a growth mindset, a belief that qualities and talents can be developed through dedication and hard work, and have aligned our performance management programs to support our culture transformation with increased focus on continuous learning and development.

As of December 31, 2020, we had approximately 17,500 employees, of which approximately 3,500 were dedicated to our NEMT Segment and 14,000 were dedicated to our Personal Care Segment. Approximately 1,400 of our Personal Care Segment caregivers (about 10% of our caregivers) were unionized in New York at the end of 2020, and we believe that we have good relationships with all of our employees.

Demographics and Diversity

Our employees reflect the communities in which we live and work, and the customers we serve, and they possess a broad range of thought and experiences that have helped us achieve our successes to date. A key component of our growth and success is our focus on inclusion and diversity. We believe this commitment allows us to better our understanding of patient and customer needs, and develop technologies and solutions to meet those needs. Although we have made progress in our workforce diversity representation, we continue to seek to improve in this important area. We have established goals to continue improving our hiring, development, and retention of diverse employees and our overall diversity representation, including within our executive management team, in an effort to be a socially responsible community member.

In response to COVID-19, we took action to protect our employees’ health and safety, including by equipping employees with personal protective equipment, establishing minimum staffing and social distancing policies, sanitizing workspaces more frequently, adopting alternate work schedules and instituting other measures aimed at minimizing the transmission of COVID-19 while sustaining productivity on behalf of our customers and their patients. In addition, we implemented a flexible teleworking policy for employees who can meet our customer commitments remotely, allowing a significant portion of our workforce to begin teleworking in mid-March 2020 and continuing to do so through December 31, 2020.

Additional Information

The Company makes available to the public on its website at www.modivcare.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Copies are also available, without charge, upon request to ModivCare Inc., 4700 South Syracuse Street, Suite 440, Denver, Colorado 80237, (303) 728-7043, Attention: Corporate Secretary. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Item 1A. Risk Factors.

You should consider and read carefully all of the risks and uncertainties described below, as well as the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below have been organized under headings that are provided for convenience and intended to organize the risks and uncertainties into related categories to improve readability for investors; no inference should be drawn, however, that the placement of a risk factor under a particular category means that it is not applicable to another category of risks or that it may be more or less material than another risk factor. Regardless, they are also not the only risks and uncertainties facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties, as discussed above in this Part I under the caption “Disclosure Regarding Forward-Looking Statements”. Our actual results could differ materially from those anticipated in any forward‑looking statements as a result of many factors, including the risk factors and uncertainties described below.

Risks Related to Our Industry

The cost of healthcare is funded substantially by government and private insurance programs, and if such funding is reduced or limited or no longer available, our business may be adversely impacted.

Third-party payors, including Medicaid, Medicare and private health insurance providers, provide substantial funding for our services. Other payors, including MCOs, are also dependent upon Medicaid funding. These payors are increasingly seeking to reduce the cost of healthcare, which drives pressure on the reimbursement rates for healthcare services, including our services. We cannot assure you that our services will be considered cost-effective by third-party payors, that reimbursement will continue to be available or that payor reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments. Reimbursement for services that we provide is primarily through Medicaid and MCOs and rates can vary state by state and payor by payor. There are currently various legislative efforts under way to increase minimum wages in markets in which we operate, and that could impact significantly the wage rates for personal care attendants we utilize to provide our personal care services. Payors may be unable or unwilling to increase reimbursement rates sufficiently to offset the impact on us or, in cases where payors do increase reimbursement rates, such increases may not occur concurrently with the increase in wage rates. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to MCOs may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations, or ACOs, seek to motivate hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Several states have implemented, or have announced that they plan to implement, accountable care models for their Medicaid populations. If we are not included in these programs, or if ACOs establish programs that overlap with the services provided by us, we are at risk for losing market share and of experiencing a loss of business.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the Medicare managed care program, also known as Medicare Advantage or MA, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on MCOs to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, in October 2018, New York began imposing limits on the number of home healthcare providers with which a managed Medicaid plan can contract. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the MCOs, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance, and if we are not successful in these areas our business could be materially harmed and our financial condition materially adversely affected.

In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models, such as value-based billing, capitated rates and per member per month pricing, may be required by the government, MCOs and other commercial payors to control their costs while shifting financial risk to us, which could also materially affect our operations and business condition.

We are limited in our ability to control reimbursement rates received for our services, and if we are not able to maintain or reduce our costs to provide such services, our business could be materially adversely affected.

Medicare and Medicaid are among our most significant payors, and their rates are established through federal and state statutes and regulations. As a result, we have to manage our costs of providing care to achieve a desired level of profitability. Additionally, reimbursement rates with MCOs and other payors are difficult for us to negotiate as such payors are themselves limited in their ability to control rates and funding received from Medicaid and Medicare and are under pressure to reduce their own costs. We therefore manage our costs in order to achieve a desired level of profitability, including centralizing various back office processes, using technology and practicing efficient management of our workforce. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.

Our commercial payor and managed Medicaid revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope and utilization of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third-party payors will make timely payments for our services, and there is no assurance that we will continue to maintain our current payor or revenue mix. We will continue our efforts to develop our commercial payor and managed Medicaid sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our end-users and the physical proximity required by our operations, which could harm our business disproportionally to other businesses.

The majority of our end-users are older individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable end-users. Our employees could also have difficulty attending to our end-users if a program of social distancing or quarantine is instituted in response to a public health emergency, or if “stay at home” orders are perpetuated or reinitiated. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the COVID-19 virus sustains, or if there is an additional resurgence of infections of COVID-19 or its potentially more contagious variants, or if an influenza or other pandemic were to occur, we could suffer significant losses to our consumer population or a willingness by our end-users to utilize our services, in particular in our Personal Care Segment, or a reduction in the availability of our employees and, at a high cost, we could be required to hire replacements for affected workers. Accordingly, public health emergencies could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by inadequacies in, or security breaches of, our information technology systems, including the systems intended to protect our clients’ privacy and confidential information, which could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our information technology, or IT, systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and IT systems to support growth and our existing business processes. We provide services to individuals and others that require us to collect, process, maintain and retain sensitive and personal client confidential information in our computer systems, including patient identifiable health information, financial information and other personal information about our end-users, such as names, addresses, phone numbers, email addresses, identification numbers and payment account information. As a result, we are subject to complex and evolving United States privacy laws and regulations, including those pertaining to the handling of personal data, such as HIPAA, CCPA, and others. Most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. An increasing number of states require that impacted individuals and regulatory authorities be notified if a security breach results in the unauthorized access to, or use or disclosure of, personal information. Notifications are also required under HIPAA to the extent there is unauthorized access to, or use or disclosure of, personal health information. California residents and households in particular are afforded significantly expanded privacy protections under the CCPA. The enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the CCPA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business, consolidated results of operations, financial condition and cash flows.

We also rely on our IT systems (some of which are outsourced to third parties) to manage the data, communications and business processes for other business functions, including our marketing, sales, logistics, customer service, accounting and administrative functions. Furthermore, our systems include interfaces to third-party stakeholders, often connected via the internet. In addition, some of our services or information related to our services are carried out or hosted within our customers’ IT systems, and any failure or weaknesses in their IT systems may negatively impact our ability to deliver the services, for which we may not receive relief from contractual performance obligations or compensation for services provided. In addition, security incidents impacting other companies, such as our vendors, may allow cybercriminals to obtain personal information about our customers and employees. Cybercriminals may then use this information to, among other things, attempt to gain unauthorized access to our customers’ accounts, which could have a material adverse effect on our reputation, business and results of operations or financial condition. As a result of the data we maintain and third-party access, we are subject to increasing cybersecurity risks associated with malicious cyber-attacks intended to gain access to protected personal information. The nature of our business, where services are often performed outside of locations where network security can be assured, adds additional risk. If we do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be negatively impacted.

Furthermore, computer hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks, and our information technology systems may be vulnerable to material security breaches (including the access to or acquisition of customer, employee or other confidential data), cyber-attacks or other material system failures arising out of malware or ransomware attacks, denial of services, or other attacks or security incidents, any of which could adversely impact our operations and financial results, our relationships with business partners and customers, and our reputation. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to implement adequate preventative measures sufficient to prevent a breach of our systems and protect sensitive data, including confidential personal information. Any breach of our data security could result in an unauthorized release or transfer of customer or employee information, or the loss of valuable business data or cause a disruption in our business. A failure to prevent, detect and respond in a timely manner to a major breach of our data security or to other cybersecurity threats could result in system disruption, business continuity issues or compromised data integrity. These events or any other failure to safeguard personal data could give rise to unwanted media attention, damage our reputation, damage our customer relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs, a requirement not to operate our business until defects are remedied, or penalties under various data privacy laws and regulations, any of which could detrimentally affect our business, financial condition and results of operations.

Risks Related to Our Business

We derive a significant amount of our revenues from a limited number of payors, and any changes in the funding, financial viability or our relationships with these payors could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of our revenue from a limited number of payors under a relatively small number of contracts. For example, for the year ended December 31, 2020, approximately 31.1% of our NEMT Segment revenue was derived from only five payors, and one of which, a single state Medicaid agency, contributed 9.5% to our aggregate NEMT Segment revenue during that period. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, including the COVID-19 pandemic.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic disruptions such as the COVID-19 pandemic, could materially adversely affect our business and results of operations. COVID-19 and its potentially more contagious variants specifically, as well as measures taken by governmental authorities and private actors to limit the spread of the virus, have interfered with, and may continue to interfere with, the ability of our employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business, which may cause us to materially curtail portions of our business operations. The ultimate impact of the COVID-19 pandemic on our business will depend on a number of evolving factors that we may not be able to accurately predict, including:

•the duration and scope of the pandemic;
•governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•the impact of the pandemic on economic activity and actions taken in response;
•the effect on our customers and members and customer and member demand for our services, in particular with respect to our Personal Care Segment services;
•our ability to provide our services as a result of, among other things, travel restrictions, disruptions in our contact centers related to COVID-19, people working from home and taking the opportunity to provide personal care services that we might otherwise provide through our Personal Care Segment, and the willingness of our employees to return to work due to health concerns, childcare issues or enhanced unemployment benefits, including after “shelter in place” and other related “stay at home restrictions” are lifted or modified;
•issues with respect to our employees’ health, working hours and/or ability to perform their duties;
•increased costs to us in response to these changing conditions and to protect the health and safety of our employees, including increased spending for hazard pay and personal protective equipment; and
•the ability of our payors to pay for our services.

Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm and/or subject us to claims and litigation, either of which could result in a material adverse effect on our business and results of operations.

Since March 2020, we have observed a material reduction in trip volume in our NEMT Segment as a result of state imposed “stay at home” orders, many of which reduced medical services to life-sustaining programs only (for example, dialysis and chemotherapy). This reduction in trip volume has had a negative financial impact on our transportation providers and we believe that some of our transportation providers may not survive this period of reduced volume. While there has been some increase in trip volume as states have lifted or modified these restrictions and allowed businesses to reopen, we have not seen trip volumes return to pre-pandemic levels. It is currently expected that trip volumes will remain depressed relative to pre-pandemic levels as states attempt to mitigate the resurgence of the virus or to tamp down the impact of new strains of the virus that have been recently identified in the United States. If trip volumes remain depressed, we will continue to see pressure on our transportation providers and lower revenue. If, on the other hand, trip volumes increase as a result of state reopening measures, depending on the period of time over which this increase in volume occurs, we may face difficulty meeting volume demands due to the capacity constraints within our network of transportation providers. Additionally, there may be an increase in the required level of service for those utilizing NEMT services during the pandemic as a result of a sicker population or in an effort to reduce the potential transmission of COVID-19 or any of its variants. As trip volumes increase, we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid health concerns and other factors related to the pandemic, which could negatively impact the customer and member experience while interfacing with our contact centers and materially adversely affect our reputation and results of operations.

Our Personal Care Segment business also experienced a material reduction in historical volume of service hours and visits beginning in March 2020. While our caregivers are generally considered essential workers and not constrained by “stay at home” orders, volume was reduced as patients put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and others working remotely or furloughed from their jobs. Cases were also lost due to patient deaths, and new case referrals slowed as referral sources faced disruption from the various restrictions and “stay at home” orders. Similar to our experience in the NEMT Segment, while personal care service volumes have improved since March, they have not recovered to pre-pandemic levels and may not until vaccines are more universally applied in the markets where we provide our services. If volume remains depressed, we will continue to experience lower revenue. If volume increases, depending on the period of time over which this increase in volume occurs, we may face difficulty meeting volume demands due to staffing difficulties, as the recruitment of potential employees may be challenging amid health concerns and other factors related to the pandemic. Any of these circumstances and factors could have a material adverse effect on our business.

The uncertainty and volatility of NEMT trip volume and personal care services volume due to COVID-19 and its potentially more contagious variants can affect the assumptions on which we rely to develop our expense estimates relative to these business lines. If we do not accurately estimate costs incurred in providing these services, these segments may be less profitable than anticipated and our actual results may be adversely affected. Any or all of these factors could have an adverse effect on our business, financial condition and results of operations.

Furthermore, the impact of the COVID-19 pandemic is continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could precipitate or aggravate the other risk factors included in this report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

Our contact center employees may be disproportionately impacted by health epidemics or pandemics like COVID-19, which could disrupt our business and adversely affect our financial results.

Our contact centers typically seat a significant number of employees in one location. Accordingly, an outbreak or resurgence of a contagious infection or virus, such as COVID-19 or its potentially more contagious variants, in one or more of the locations in which we do business may result in significant worker absenteeism, lower capacity utilization rates, voluntary or mandatory closure of our contact centers, transportation restrictions that could make it difficult for our employees to commute to work, travel restrictions on our employees, and other disruptions to our business. Any prolonged or widespread health epidemic could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

Delays in collection, or non-collection, of our accounts receivable, particularly during any business integration process, could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations and liquidity. It is possible that documentation support, system problems, Medicare, Medicaid or other payor issues, particularly in markets transitioning to managed care for the first time, or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

The timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid managed programs, which typically pay claims approximately 30 to 60 days slower than the average hospital claim. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. We may also experience delayed payment of reimbursement rate increases that are subject to the approval of the CMS and/or various state agencies before claims can be submitted or paid at the new rates. Any delays experienced for the foregoing or other reasons could have a material adverse effect on our business, results of operations and financial condition.

Further, a delay in collecting our accounts receivable, or the non-collection of accounts receivable in connection with our transition and integration of acquired companies, including Simplura, and the attendant movement of underlying billing and collection operations from legacy systems to our systems could have a material negative impact on our results of operations and liquidity.

Our reported financial results could suffer if there is an impairment of long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

We are required under accounting principles generally accepted in the United States, or GAAP, to review the carrying value of long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or significant declines in the observable market value of an asset. Where the presence or occurrence of those events indicates that an asset may be impaired, we assess its recoverability by determining whether the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If such testing indicates the carrying value of the asset is not recoverable, we estimate the fair value of the asset using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets is less than carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value. The use of different estimates or assumptions in determining the fair value of our intangible assets may result in different values for those assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.

In addition, goodwill may be impaired if the estimated fair value of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. For example, goodwill generated in relation to the acquisition of Simplura Health Group in 2020 was $309.7 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of our reporting unit below the reporting unit’s carrying value. Such circumstances could include: (1) loss of significant contracts; (2) a significant adverse change in legal factors or in the climate of our business; (3) unanticipated competition; (4) an adverse action or assessment by a regulator; or (5) a significant decline in our stock price.

As of December 31, 2020, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $444.9 million, $345.7 million, $137.5 million and $27.5 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

Failure to maintain or to develop further reliable, efficient and secure IT systems would be disruptive to our operations and diminish our ability to compete and successfully grow our business.

We are highly dependent on efficient and uninterrupted performance of our IT and business systems. These systems quote, process and service our business, and perform financial functions necessary for pricing and service delivery. These systems must also be able to undergo periodic modifications and improvements without interruptions or untimely delays in service. Additionally, our ability to integrate our systems with those of our clients is critical to our success. Our information systems rely on the commitment of significant financial and managerial resources to maintain and enhance existing systems as well as develop and create new systems to keep pace with continuing changes in information processing technology or evolving industry and regulatory requirements. Nevertheless, we still rely on manual processes and procedures, including accounting, reporting and consolidation processes that may result in errors and may not scale proportionately with our business growth, which could have an adverse effect on our business, financial condition and results of operations.

A failure or delay to achieve improvements in our IT platforms could interrupt certain processes or degrade business operations and could place us at a competitive disadvantage. If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our services and grow our business and account for transactions in an appropriate and timely manner, which could have an adverse effect on our business, financial condition and results of operations.

We face risks related to attracting and retaining qualified employees, which could harm our business and have a material adverse effect on our results of operations.

Our business success depends, to a significant degree, on our ability to identify, attract, develop, motivate and retain highly qualified and experienced employees who possess the skills and experience necessary to deliver high-quality services to our clients, with the continued contributions of our senior management being especially critical to our success. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate the education, experience and qualifications of potential candidates for employment as direct care and administrative staff. A portion of our staff is professionals with requisite educational backgrounds and professional certifications. These employees are in great demand and are likely to remain a limited resource for the foreseeable future.

Our ability to attract and retain employees with the requisite experience and skills depends on several factors, including our ability to offer competitive wages, benefits and professional growth opportunities. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Some of the companies with which we compete for experienced personnel may have greater financial, technical, political and marketing resources, name recognition and a larger number of clients and payors than we do, which may prove more attractive to employment candidates. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

The performance of our business also depends on the talents and efforts of our highly skilled IT professionals. Our success depends on our ability to recruit, retain and motivate these individuals. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management, our ability to execute short and long-term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be materially adversely affected.

Any acquisition or acquisition integration efforts that we undertake could disrupt our business, not generate anticipated results, dilute stockholder value and have a material adverse impact on our operating results.

Our growth strategy involves the evaluation of potential entry into complementary markets and service lines through acquisition, particularly with opportunities that may leverage the advantages inherent in our large-scale technology-enabled operations and networks. We have made acquisitions and anticipate that we will continue to consider and pursue strategic acquisition opportunities, the success of which depends in part on our ability to integrate an acquired company into our business operations. Integration of any acquired company will place significant demands on our management, systems, internal controls and financial and physical resources. This could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our IT infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our financial results.

For example, the successful integration of our Personal Care Segment business acquired in the Simplura transaction into those of our own and our ability to realize the expected benefits of the acquisition are subject to a number of risks and uncertainties, many of which are outside of our control, including:

•the challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets;
•the difficulties harmonizing differences in the business cultures;
•the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings and other anticipated benefits from the acquisition;
•the challenges associated with known and unknown legal or financial liabilities associated with the acquisition;
•the risk of entering markets in which we have little or no experience;
•the challenges associated with the incurrence of indebtedness and the assumption of new contracts associated with the acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships;
•the difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a larger and more complex company and coordinating geographically separate organizations.

We incurred substantial expenses to complete the acquisition, but we may not realize the anticipated cost benefits and other benefits to the extent expected, on the timeline expected, or at all. Moreover, competition in this industry may also cause us not to fully realize the anticipated benefits of this acquisition.

There can also be no assurance that the companies we acquire, including our Personal Care Segment, will generate income or incur expenses at the historical or projected levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

In addition, as we expand our markets or otherwise take advantage of prospects for growth, in connection with our acquisition strategy, we could issue stock that could dilute existing stockholders’ percentage ownership, or we could incur or assume substantial debt or contingent liabilities. There can be no assurance that we will be successful in overcoming problems encountered in connection with any acquisition or integration and our inability to do so could disrupt our operations and adversely affect our business. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Our estimated income taxes could be materially different from income taxes that we ultimately pay, which could have a material adverse effect on our results of operations and financial condition.

We are subject to income taxation in both the United States and, due to our ownership of international entities prior to the sale of our workforce development services segment, ten foreign countries, including specific states or provinces where we operated that segment. Our total income tax provision is a function of applicable local tax rates and the geographic mix of our income from continuing and discontinued operations before taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix, or foreign exchange rates could reduce our after-tax income and negatively impact our financial results.

Our total income tax provision is based on our taxable income and the tax laws in the various jurisdictions in which we operate or operated. Significant judgment and estimation is required in determining our annual income tax expense and in evaluating our tax positions and related matters. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determinations are uncertain or otherwise subject to interpretation. In addition, we make or were required to make judgments regarding the applicability of tax treaties and the appropriate application of transfer pricing regulations with respect to the operations of our former workforce development services segment. In the event one taxing jurisdiction disagrees with another taxing jurisdiction with respect to the amount or applicability of a particular type of tax, or the amount or availability of a particular type of tax refund or credit, we could experience temporary or permanent double taxation and increased professional fees to resolve such taxation matters.

Our determination of our income tax liability is always subject to review by applicable tax authorities, and we have been audited by various jurisdictions in prior years. We are currently under examination by the Internal Revenue Service as a result of the large refund received from the loss on the sale or our former workforce development services segment. In addition, we are being examined by various states and by the Saudi Arabian tax authorities with respect to these matters. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from the estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have a material adverse effect on our financial condition and the results of our operations.

Risks Related to Our NEMT Segment

There can be no assurance that our contracts will survive as contemplated until the end of their stated terms, or that upon their expiration will be renewed or extended on satisfactory terms, if at all, and disruptions to, the early expiration or renegotiation of, or the failure to renew our contracts could have a material adverse impact on our financial condition and results of operations.

Our NEMT Segment contracts are subject to frequent renewal and, from time to time, requests for renegotiation during a contract term. For example, many of our state Medicaid contracts, which represented 49.3% of our NEMT Segment revenue for the year ended December 31, 2020, have terms ranging from three to five years and are typically subject to a competitive procurement process near the end of the term. We also contract with MCOs, which represented 50.7% of our NEMT Segment revenue for the year ended December 31, 2020. Our MCO contracts for NEMT Segment services typically continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and sometimes a contractual counterparty will seek to renegotiate the pricing and other terms of a contract to our detriment prior to the stated termination date of a contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts through their contractual duration on terms originally negotiated or at all. For the year ended December 31, 2020, 22.0% of our NEMT Segment revenue was generated under state Medicaid contracts that are subject to renewal during 2021.

In addition, with respect to many of our state contracts, the payor may terminate the contract without cause, or for convenience, at will and without penalty to the payor, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated. We cannot anticipate if, when or to what extent a payor might terminate a contract with us prior to its expiration, or fail to renew or extend a contract with us. If we are unable to retain or renew our contracts, or replace lost contracts, on satisfactory terms, our financial condition and results of operations could be materially adversely affected. While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the negative impact of contracts that are not renewed or are canceled on our financial condition and results of operations.

Our success depends on our ability to compete effectively in the marketplace, and our results of operations could be materially adversely affected if we are unable to compete effectively in the markets for our services.

We compete for clients and for contracts with a variety of organizations that offer similar services. Many organizations of varying sizes compete with us, including local not-for-profit organizations and community-based organizations, larger companies, organizations that currently provide or may begin to provide similar NEMT services (including transportation network companies such as Uber and Lyft) and CHA providers. Some of these companies may have greater financial, technical, political, marketing, name recognition and other resources and a larger number of clients or payors than we do. In addition, some of these companies offer more services than we do. To remain competitive, we must provide superior services and performance on a cost-effective basis to our customers.

The market in which we operate is influenced by technological developments that affect cost-efficiency and quality of services, and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services that address these changing needs and to provide technology needed to deliver these services on a cost-effective basis. Our competitors may better utilize technology to change the way services in our industry are designed and delivered and they may be able to provide our customers with different or greater capabilities than we can provide, including better contract terms, technical qualifications, price and availability of qualified professional personnel. In addition, new or disruptive technologies and methodologies by our competitors may make our services uncompetitive. For example, advances in telehealth may reduce the number of in-person visits an end-user may be required to make to healthcare providers in order to receive care, which could reduce the utilization of our NEMT services.

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

We obtain, and will continue to seek to obtain, a significant portion of our business from state government entities, which generally entails responding to a government request for proposal, or RFP. To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and submit the most attractive proposal with respect to both technical and price specifications. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to an RFP will greatly affect our business. If we misinterpret bid requirements as to performance criteria or do not accurately estimate performance costs in a binding bid for an RFP, there can be no assurance that we will be able to modify the proposed contract and we may be required to perform under a contract that is not profitable, which could materially adversely affect our results of operations.

If we fail to satisfy our contractual obligations, we could be liable for damages and financial penalties, which may place existing pledged performance and payment bonds at risk as well as harm our ability to keep our existing contracts or obtain new contracts and future bonds, any of which could harm our business and results of operations.

Our failure to comply with our contractual obligations could, in addition to providing grounds for immediate termination of the contract for cause, negatively impact our financial performance and damage our reputation, which, in turn, could have a material adverse effect on our ability to maintain current contracts or obtain new contracts. The termination of a contract for cause could, for instance, subject us to liabilities for excess costs incurred by a payor in obtaining similar services from another source. In addition, our contracts require us to indemnify payors for our failure to meet standards of care, and some of them contain liquidated damages provisions and financial penalties if we breach these contracts, which amounts could be material. For example, we have a minimum volume commitment under one of our transportation-related contracts. To the extent our actual use is less than the minimum commitment for a specified period, we may be subject to significant expense, without the benefit of corresponding revenue. Our failure to meet contractual obligations could also result in substantial actual and consequential financial damages, the impact of which could be materially adverse to our business and reputation

If we fail to estimate accurately the cost of performing certain contracts, we may experience reduced or negative margins and our results of operations could be materially adversely affected.

During 2020, 2019 and 2018, 86.2%, 84.6% and 79.2% of our NEMT Segment revenue, respectively, was generated under capitated contracts with the remainder generated through FFS and flat fee contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. If the client population relating to these contracts is not large enough to cover our fixed costs, such as rent and overhead, our operating results could be materially adversely affected and our profitability impaired. Our FFS contracts are not reimbursed on a cost basis; therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If we are unable to adjust our costs accordingly, our profitability may be negatively affected. In addition, certain contracts with state Medicaid agencies are renewable or extended at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

The NEMT Segment may be adversely impacted if the drivers we engage as independent contractors were instead classified as employees.

We believe that the drivers we engage to provide rider benefits are properly classified as independent contractors and that these drivers are not our employees. Changes to federal, state or local laws governing the definition or classification of independent contractors, or judicial or administrative challenges to our classification of these drivers as independent contractors, could affect the status of these drivers as independent contractors. A change in the classification of these drivers from independent contractors to employees could increase materially our expenses associated with the delivery of our services, which could materially adversely affect our business, results of operations and financial condition.

Significant interruptions in communication and data services could adversely affect our business.

Our contact centers are significantly dependent on telephone, internet and data service provided by various communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies, and we can transition services among our different call centers. Despite these efforts, there can be no assurance that the redundancies we have in place would be sufficient to maintain the call centers' operations without disruption. Any disruption could harm our customer relationships and have a material adverse effect on our results of operations.

Risks Related to Our Personal Care Segment

Competition among in-home personal care, or home healthcare, services companies is intense, and if we are not successful executing on our strategies in the face of this competition, our business could be materially adversely affected.

The in-home personal care services industry, which is sometimes referred to as the home healthcare services industry, is highly competitive. Our Personal Care Segment competes with a variety of other companies in providing personal care services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by us, which may attract customers who are presently receiving our in-home personal care services to those other companies. Competing companies may also offer services across a greater continuum of care and therefore may be able to obtain new cases or retain patients that might otherwise choose us. In the areas in which our in-home personal care programs are provided, we also compete with a large number of organizations, including:

•community-based home healthcare providers;
•hospital-based home healthcare agencies;
•rehabilitation centers, including those providing home healthcare services;
•adult day care centers;
•assisted living centers;
•skilled nursing facilities; and
•fiscal intermediaries that process payroll and undertake other administrative responsibilities related to the provision of care by a patient’s family members or other directly-hired personal assistants.

Some of our current and potential competitors have or may obtain significantly greater marketing and financial resources to promote their programs than we have or may obtain. We compete based on the availability of personnel, the quality of services, the expertise of staff and, in some instances, the price of the services. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing in-home personal care services, may expand their services to include those services or similar services. We may encounter increased competition in the future that could negatively impact patient referrals to us, and limit our ability to maintain or increase our market position, the effect of any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

If any large, national healthcare entities that do not currently directly compete with us move into the in-home personal care market, competition could significantly increase. Larger, national healthcare entities have significant financial resources and extensive technology infrastructure. In addition, companies that currently compete with respect to some of our personal care services could begin competing with additional services through the acquisition of an existing company or de novo expansion into these services. Additionally, consolidation, especially by way of the acquisition of any of our competitors by any large, national healthcare entity, could also lead to increased competition.

State certificates of need, or CON, laws, which often limit the ability of competitors to enter into a given market, are not uniform throughout the United States and are frequently the subject of efforts to limit or repeal such laws. If states remove existing CON laws, we could face increased competition in these states. Further, we cannot assure you that we will be able to compete successfully against current or future competitors, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our success in entering the markets we serve depends on referrals from physicians, hospitals, nursing homes, service coordination agencies, MCOs, health plans and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depends, in part, on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of personal care services by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business.

Many states have CON laws or other regulatory and licensure obligations that may adversely affect the successful integration of our personal care service lines and that may adversely affect our ability to expand into new markets and thereby limit our ability to grow and increase net patient service revenue.

Many states have enacted CON laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. The process is intended to promote comprehensive healthcare planning, assist in providing high-quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities and operations that are needed will be built and opened. New York, New Jersey, and West Virginia have CON laws applicable to the in-home personal care services we provide.

In every state where required, our home healthcare offices and personal care centers possess a license and/or CON issued by the state health authority that determines the local service areas for the home healthcare office or personal care center. In general, the process for opening a home healthcare office or personal care center begins by a provider submitting an application for licensure and certification to the state and federal regulatory bodies, which is followed by a testing period of transmitting data from the applicant to the CMS. Once this process is complete, the care center receives a provider agreement and corresponding number and can begin billing for services that it provides unless a CON is required. For those states that require a CON, the provider must also complete a separate application process before billing can commence and receive required approvals for capital expenditures exceeding amounts above prescribed thresholds. Our failure or inability to obtain any necessary approvals could adversely affect our ability to expand into new markets and to expand our Personal Care Segment services and facilities in existing markets.

If a state with CON laws finds that there is an over-abundance of one type of Medicaid provider within the state, it may, for a period of time, impose a moratorium against the issuance of new Medicaid licenses for that type of service. While a moratorium would not prohibit us from continuing to provide services for which we are already licensed in that state, it may prevent us from entering a new state de novo, which could limit our expansion opportunities, affect our ability to execute on our business strategies and materially harm our business and operations.

We may not, absent the consent of the New York Department of Health, be able to manage the day to day operations of the licensed in-home personal care services agency business in the State of New York acquired in connection with the acquisition of our Personal Care Segment, which would have an adverse impact on our expected results from that acquisition and could result in a material adverse effect on our business and operations.

Our operation of our licensed in-home personal care services agency business in the State of New York is subject to a “no control” affidavit process. We submitted our relevant information associated with this process concurrently with the closing of the Simplura acquisition, but while we wait for necessary approvals, we will be limited in our ability to exercise control over the personal care business there for operational matters until such time that our ownership of that business is approved by the New York Department of Health. We can provide no assurance regarding the timing of the approval of this change of ownership by the New York Department of Health, or that such approval will be obtained at all. During this time, we cannot exercise day to day management of these entities, and the former management of Simplura will continue to operate the business. There is no prohibition on these entities making cash distributions to us during this interim period, but there can be no assurance that we will obtain the necessary authorization from the New York Department of Health to remove the “no control” affidavit and operate this business ourselves. If we are not able to ultimately take over control of these operations, or if we are only able to do so on a more limited basis than anticipated, we may not achieve the synergies and operational benefits expected from the Simplura acquisition as contemplated and our business and results of operations could be materially adversely affected.

We may have acquired liabilities that are not known to us in connection with the acquisition of our Personal Care Segment, the inadvertent acquisition of which could harm our business and have a material adverse effect on the results of our operations.

Our Personal Care Segment may have been acquired with liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations associated with the transaction. We cannot assure you that the indemnification available to us under the purchase agreement associated with the acquisition will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the acquisition. We may learn additional information about this business that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Changes in the case-mix of our personal care patients, as well as payor mix and payment methodologies, may have a material adverse effect on our profitability.

The sources and amounts of our patient revenues are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case-mix of the patients as well as payor mix among private pay, Medicare and Medicaid, as well as specialty programs, including waiver programs within Medicaid, may significantly affect our profitability. In particular, any significant increase in our Medicaid population or decrease in Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

Our loss of existing favorable managed care contracts could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

There is a risk that our existing favorable managed care contracts could be terminated. Managed care contracts typically permit us or the payor to terminate the contract without cause, typically within 90 days, which can provide payors leverage to reduce volume or obtain favorable pricing. Our failure to negotiate and put in place favorable managed care contracts, or our failure to maintain in place favorable managed care contracts, could have a material adverse effect on our business.

The personal care industry has historically experienced shortages in qualified employees and management, which could harm our business.

Our personal care services compete with other healthcare providers for both professional and management level employees. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide these personnel with attractive assignments for the desired number of hours per week and competitive compensation and benefits. We cannot be assured we will succeed in any of these areas. As the demand for personal care services continues to exceed the supply of available and qualified personnel, our competitors may be forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, including any changes to minimum wage, the cost of training new employees amid the turnover rates may cause added pressure on our operating results and harm our business.

Our personal care business may be adversely impacted by labor relations.

Approximately 1,400 of our hourly caregivers are unionized in regions of New York. Certain collective bargaining agreements with the 1199 SEIU United Healthcare Workers East are currently being negotiated, and others will require renegotiation upon expiration. We may not be able to negotiate terms that are satisfactory to the labor unions, and ultimate agreement may be on terms unfavorable to us. In addition, a unionized work force poses the risk of work stoppages, which if initiated could materially harm our results of operations as well as our commercial relationships with our customers if we are unable to perform under our contracts with them during any such stoppage.

If additional regions in which we operate become unionized, or if we expand our personal care operations into geographic areas where healthcare workers historically have been unionized, being subject to additional collective bargaining agreements may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. Generally, if we are unable to attract and retain qualified personnel, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our Personal Care Segment may be subject to malpractice or other similar claims.

The services our Personal Care Segment offers involve an inherent risk of professional liability and related substantial damage awards. Due to the nature of our personal care business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. Claims of this nature, regardless of their ultimate outcome, could have a material adverse effect on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Risks Related to Our Matrix Investment Segment

Our investment in Matrix could be adversely affected by our lack of sole decision-making authority, our reliance on our equity investment’s financial condition, any disputes that may arise between us and Matrix and our exposure to potential losses from the actions of Matrix, and could materially and adversely affect the value of our consolidated assets.

We hold a non-controlling interest in Matrix, which, as of December 31, 2020, constituted 9.6% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact Matrix’s economic performance. The arrangement with Matrix involves risks not present with respect to our wholly-owned subsidiaries and that may negatively impact our financial condition and results of operations or make the arrangement less successful than anticipated. Factors that may negatively impact the success of our Matrix investment include the following:

•we may be unable to take actions that we believe are appropriate but are opposed by Matrix under arrangements that require us to cede or share decision-making authority over major decisions affecting the ownership or operation of the company and any property owned by the company, such as the sale or financing of the business or the making of additional capital contributions for the benefit of the business;
•Matrix management may take actions that we oppose;
•we may be unable to sell or transfer our investment to a third party if we fail to obtain the prior consent of our investment partner;
•Matrix may become bankrupt or the majority member may fail to fund its share of required capital contributions, which could adversely impact the investment or increase our financial commitment to the investment;
•Matrix may have business interests or goals with respect to a business that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the business;
•disagreements with Matrix could result in litigation or arbitration that increases our expenses, distracts our management, and disrupts the day-to-day operations of the business, including the delay of important decisions until the dispute is resolved; and
•we may suffer losses as a result of actions taken by Matrix with respect to our investment.

If any of the foregoing events were to transpire, our results of operations and liquidity position could be materially adversely affected and our business could be materially harmed.

Risks Related to Governmental Regulations

Healthcare is a heavily regulated industry, and compliance with existing laws is costly, and non-compliance has the potential to be even costlier considering that violations of laws may result in corrective action or sanctions that could reduce our revenue and profitability.

The United States healthcare industry is subject to extensive federal and state oversight relating to, among other things:

•professional licensure;
•conduct of operations;
•addition of facilities, equipment and services, including certificates of need, or CON;
•coding and billing related to our services; and
•payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. The Patient Protection and Affordable Care Act, as well as the attempts to invalidate all or portions of those laws in ongoing legislation, has also introduced a degree of regulatory uncertainty, as the industry does not know how the changes it introduced or changes to it will affect many aspects of the industry.

Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items and services reimbursable under Medicare, Medicaid and other governmental healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program, often referred to as the Anti-Kickback Statute. Federal and state laws also prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid, under what is commonly referred to as the False Claims Act. We have implemented policies to help assure our compliance with these regulations as they become effective, but interpretations different from our interpretations or enforcement of these laws and regulations in the future could subject our practices to allegations of impropriety, illegality, or overpayment, or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business, any of which could increase costs and could materially adversely affect our business and results of operations.

Changes to the regulatory landscape applicable to our businesses could have a material adverse effect on our results of operations and financial condition.

Our Personal Care Segment locations that maintain a Medicare certified home healthcare line of business (for example, in Pennsylvania and Massachusetts) must comply with ever changing federal conditions or participation, where compliance is difficult to achieve and hard to monitor. Recently implemented requirements for which adherence is particularly challenging include the need to:

•Provide transfer summary to facility within two days of a planned transfer or within two business days of becoming aware of an unplanned transfer if the patient is still receiving care in the facility;
•Provide written notice of patient’s rights and responsibilities, and transfer and discharge policies to a patient‑selected representative within four business days of the initial evaluation visit;
•Communicate revisions to the plan of care due to change in health status to the patient, representative (if any), caregiver and physicians issuing orders for plan of care; and
•Communicate discharge plan revisions to the patient, representative (if any), caregiver, all physicians issuing orders for the plan of care and to the provider expected to care for the patient after discharge (if any).

CMS could adopt new requirements or guidelines that may further increase the costs associated with the provision of certified services, which could harm our business and have a material adverse effect on our results of operations.

In New York, we provide Service Coordination, or SC, and/or Home and Community Support Services, or HCSS, to 731 Traumatic Brain Injury, or TBI, and Nursing Home Transition and Diversion, or NHTD, Medicaid waiver participants. These waiver programs were developed based on the philosophy that individuals with disabilities, individuals with traumatic brain injury, and seniors, may be successfully served and included in their surrounding communities so long as the individual is the primary decision maker and works in cooperation with care providers to develop a plan of services that promotes personal independence, greater community inclusion, self-reliance and participation in meaningful activities and services. Examples of activities that are at various stages of implementation that may implicate or materially adversely affect our waiver line of business profitability follow.

•Conflict Free Case Management – The NYS DOH, in collaboration with CMS, is implementing mandatory conflict-free case management policies. Conflict-free case management requires the separation of clinical eligibility determinations and care planning assessments (for example, SC) from the direct provision of services (for example, HCSS). Providers in the personal care industry are expected to implement additional conflict of interest standards that may or may not ultimately require the creation of legally separate entities with distinct protocols.

•Managed Long-Term Care Carve-In – Managed Long-Term Care, or MLTC, is a system believed to streamline the delivery of long-term care services to people who are chronically ill or disabled and who wish to reside, or continue to reside, safely in their homes and communities. The entire array of services to which an enrolled member is entitled can be received through the MLTC plan a particular member has chosen. As New York transforms its long-term care system to one that ensures care management for all, enrollment in a MLTC plan may be mandatory or voluntary, depending on individual circumstances. While TBI and NHTD participants are currently excluded from having to enroll in a MLTC plan (for example, SC and HCSS claims are billed and paid on a Medicaid fee-for-service basis), the NYS DOH submitted a transition plan to CMS for consideration that eliminates the exclusion, meaning that TBI and NHTD waiver participants who wish to continue receiving services must enroll in a plan. While the primary goal stated was to improve access to all services across the state, the result may also require our navigation of network participation requirements and typical managed care cost control measures (for example, authorizations, utilization review, rate negotiation).

Regarding in-home personal care generally (including certified or non-certified and waiver or non-waiver), compliance with responsibilities under the Fair Labor Standards Act, or FLSA, remains key. The United States Department of Labor, or DOL, continues its focus on the industry to ensure that personal care workers earn a minimum wage and are afforded various overtime pay protections. We may be sued individually or by a class of workers claiming that a violation has occurred, or a complaint may be filed with the DOL to investigate. If it is ultimately found that we neglected to pay the full amount of wages owed under the FLSA (for meals, breaks, travel, or otherwise), payment for the missing amount and possibly double that amount may be mandated, which could materially increase our costs and harm our results of operations.

With respect to our Matrix Investment Segment, the CHA services industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the MA program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs or the risk adjusted payment system applicable to Matrix’s MA plan customers. CMS could adopt new requirements or guidelines that may, for example, increase the costs associated with CHAs, limit the opportunities and settings available to administer CHAs, or otherwise change the risk adjusted payment system in a way that would adversely impact our business. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict Matrix’s ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on Matrix’s revenues and margins, which could have a material adverse impact on our balance sheet and financial position.

The cost of our services is funded substantially by government and private insurance programs, and changes in budgetary priorities of the government entities or private insurance programs that fund these services could result in the loss of contracts, a reduction in reimbursement rates, or a decrease in amounts payable to us under our contracts.

Payments for our services are largely derived from contracts that are directly or indirectly paid by government agencies with public funds and private insurance companies. All of these contracts are subject to legislative appropriations and state and/or national budget approval, as well as changes to potential eligibility for services. The availability of funding under our contracts with state governments is dependent in part upon federal funding to states. Changes in Medicaid provider reimbursement and federal matching funds methodologies may further reduce the availability of federal funds to states in which we provide services.

Currently, many of the states in which we operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community-based care such as we provide, there is no assurance that this trend will continue or be implemented as it has been historically. For example, in New York (one of several states where our Personal Care Segment provides services under the name “All Metro Health Care”), there are Medicaid Redesign Team initiatives taking place aimed at reducing Medicaid expense through provider consolidation and other measures. Our continued ability to provide core services, though expected, is now dependent upon various competitive bid processes, including the following:

•CDPAP Request for Offers (Pending Award) – The Consumer Directed Personal Assistance Program, or CDPAP, is a Medicaid program that operates pursuant to section 365-f of the New York State Social Services Law, or SSL, and implementing regulations in section 505.28 of title 18 of the NY Codes Rules and Regulations, or NYCRR. CDPAP is designed and intended to permit eligible chronically ill and/or physically disabled individuals (referred to as consumers) that are eligible to receive home care services greater flexibility and freedom of choice in obtaining those services by self-directing their care. Under CDPAP, consumers may receive assistance with personal care services (authorized under SSL § 365-f), home health aide services, and skilled nursing tasks (authorized under Article 36 of the Public Health Law) performed by a consumer directed personal assistant, or PA, under the instruction, supervision, and direction of the consumer or the consumer’s designated representative. The role of the Fiscal Intermediary, or FI, as set forth in SSL § 365-f, is to assist the consumer in carrying out his or her responsibilities by performing administrative services required in statute and regulation (SSL § 365-f(4‑a)(a)(ii) and 18 NYCRR § 505.28 (i), respectively) including wage and benefit processing, processing all income tax and other required wage withholdings, and maintaining various types of records. Our Personal Care Segment currently serves as FI for 1,156 consumers. Following a transition period to be determined by the New York State Department Health, or NYS DOH, only those entities that have successfully entered into a contract under the terms of this request for offer may continue to provide FI services either directly or through contract with a Medicaid MCO.

•LHCSA Request for Proposal (Anticipated) – The recently enacted FY 2021 New York State Budget created a new Public Health Law, or PHL, Section 3605-c which, if implemented, would prohibit Licensed Home Care Service Agencies, or LHCSAs, such as our Personal Care Segment’s 12 individually-licensed branches, from providing or claiming for services provided to Medicaid recipients without being authorized to do so by contract with the NYS DOH. This restriction would apply to the provision of such services under the state Medicaid plan, a plan waiver, or through an MCO (for example, managed long-term care plan). If implemented, the statute would require the NYS DOH to contract with only enough LHCSAs to ensure that Medicaid recipients have access to care. The NYS DOH is expected to post an RFP that includes demonstrated cultural and language competencies specific to the population of recipients and the available workforce, experience serving individuals with disabilities, and demonstrated compliance with all applicable federal and state laws and regulations among the selection criteria. After contracts are awarded, the NYS DOH could terminate a LHCSA’s contract, or suspend or limit a LHCSA’s rights and privileges under a contract, upon thirty-days' written notice if the Commissioner of Health finds that a LHCSA has failed to comply with the provisions of Section 3605-c or any regulations promulgated under the statute. Also, authorization received by LHCSAs under PHL Section 3605-c would not substitute for satisfying existing licensure requirements or the screening and enrollment process required for participation in the Medicaid program.

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

We are subject to regulations relating to privacy and security of patient and service user information, and our failure to comply with such regulations could result in a material adverse impact on our operating results.

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

We invest considerable time and resources in ensuring compliance with state and federal privacy laws and regulations, incurring substantial costs as a result. These costs and investments could negatively impact our financial position and results of operations. Further, the HIPAA regulations and state privacy laws expose us to increased regulatory risk, as the penalties associated with a failure to comply or with information security breaches, even if unintentional, could be substantial and have a material adverse effect on our financial position and results of operations.

We could be subject to actions for false claims or recoupment of funds pursuant to certain audits for non-compliance with government coding and billing rules, which could have a material adverse impact on our operating results.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could have a material adverse impact on our financial position and operating results. In billing for our services to third-party clients, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, including guidance and notices, and industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed, or under various state statutes which prohibit the submission of false claims for services covered. Compliance failure could further result in criminal liability under various federal and state criminal or civil statutes. We may be subject to audits conducted by our clients or their proxies, including the Office of Inspector General, or OIG, for the Department of Health and Human Services, or DHHS, state Medicaid regulatory agencies, state Medicaid fraud enforcement agencies, health departments, CMS, the Unified Program Integrity Contractors and regional federal program integrity contractors for the Medicare and Medicaid programs that may result in recoupment of funds. In addition, our clients may be subject to certain audits that may result in recoupment of funds from our clients that may, in turn, implicate us. We could be adversely affected in the event such an audit results in negative findings and recoupment from or penalties to our customers.

Our contracts are subject to stringent claims and invoice processing regimes which vary depending on the customer and nature of the payment mechanism. Government entities may take the position that if a transport cannot be matched to a medically necessary healthcare event, or is conducted inconsistently with contractual, regulatory or even policy requirements, payment for such transport may be recouped by such customer. Likewise, a government surveyor may determine that a personal care visit was not sufficiently supported by a time and attendance record and/or that the aide was not qualified on a particular date of service and seek a refund as a result.

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

Our business is subject to licensing regulations and other regulatory provisions, including provisions governing surveys and audits, and changes to, or violations of, these regulations could negatively impact us.

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

Our contracts are subject to audit and modification by the payors with whom we contract, at their sole discretion, and any such audits and modifications could materially and adversely affect our results of operations.

Our businesses depend on our ability to perform successfully under various government funded contracts. Under the terms of these contracts, payors, government agencies or their proxy contractors can review our compliance or performance, as well as our records and general business practices, at any time, and may in their discretion:

•suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;
•terminate or modify our existing contracts;
•seek to recoup the amount we were paid and/or reduce the amount we are paid under our existing contracts; or
•audit and object to our contract related fees.

Any increase in the number or scope of audits could increase our expenses, and the audit process may disrupt the day-to-day operations of our business and distract management. If payors have significant audit findings, or if they make material modifications to our contracts, it could have a material adverse impact on our financial position and results of operations.

Risks Related to Our Indebtedness

Our existing debt agreements contain restrictions that limit our flexibility in operating our business and could have a material adverse effect on our business and results of operations.

Our agreements covering our outstanding indebtedness, including the Credit Agreement and the indenture governing our Notes, contain various covenants that limit or will limit our ability to engage in specified types of transactions. These agreements may, among other things, limit our ability to:

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

A breach of any of these covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness, including as a result of cross default provisions, and, in the case of our Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. In the event of acceleration of our outstanding indebtedness, we cannot assure you that we would be able to repay the debt or obtain new financing to refinance the debt. Even if new financing is made available to us, it may not be on terms acceptable to us. If we were unable to repay these amounts, certain debt holders could proceed against the collateral granted to them to secure the indebtedness, including the equity of subsidiary guarantors that we have pledged as collateral, pursuant to our Credit Agreement. If any of the foregoing were to occur, our business and results of operations could be materially adversely affected and the value of our equity could be materially diminished.

We have substantial indebtedness and lease obligations that could affect our ability to meet our obligations under our indebtedness and lease obligations and may otherwise restrict our activities and harm our operations and business.

Our substantial indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness, and prevent us from meeting our obligations under the Credit Facility. Our substantial indebtedness and lease obligations could have important consequences, including:

•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and lease payments under our leases, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under the Credit Facility, are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness, including the Credit Facility and the Notes;
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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets and the effects of the COVID-19 pandemic. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Further, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable, which could materially adversely affect our results of operations and financial condition.

Expiration of existing Credit Agreement, loss of available financing or an inability to renew, or refinance our debt could have an adverse effect on our financial condition and results of operations.

The indebtedness subject to our Credit Agreement matures in August 2023 and there can be no assurance that we will be able to extend our indebtedness under our Credit Agreement or enter into a new one on terms that are acceptable to us, or at all. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including extending or replacing our indebtedness under our Credit Agreement, refinancing all or a portion of our existing or future indebtedness, incurring additional indebtedness to maintain sufficient cash flow to fund our ongoing operating needs and fund anticipated expenditures. There can be no assurance that any new financing or refinancing will be possible or obtained on terms acceptable to us, or at all. If we are unable to obtain needed financing, we may (i) be unable to satisfy our ongoing obligations, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures, and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

We may incur substantial additional indebtedness, which could impair our financial condition.

We may incur substantial additional indebtedness to fund our activities, including to fund share repurchases, acquisitions, cash dividends and business expansion. While our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Any additional indebtedness would increase the risk that we may be unable to generate cash sufficient to pay amounts due in respect of such indebtedness, and the risks that we already face as a result of our leverage would intensify. Future substantial indebtedness could also have other important consequences on our business. For example, it could:

•make it more difficult for us to satisfy our existing obligations;
•make it more difficult to renew or enter into new contracts with existing and potential future clients;
•limit our ability to borrow additional amounts to fund, among other things, working capital, capital expenditures, debt service requirements, the execution of our business strategy or acquisitions;
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

Risks Related to Our Common Stock

Future sales of shares of our common stock by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2020, we had 19.6 million shares of common stock outstanding that were freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our common stock held by or purchased by our affiliates are restricted or “covered” securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

With respect to our stockholders Coliseum Capital Co-Invest, L.P., Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC - Series A, which we sometimes refer to collectively as the Coliseum Stockholders, any or all of which may continue to be considered an affiliate or affiliates of ours, we have filed a registration statement that has been declared effective under the Securities Act covering the resale by the Coliseum Stockholders of an aggregate of 1,542,055 shares of our common stock that continue to be held by the Coliseum Stockholders. As a result, such shares may be sold pursuant to the registration statement without regard to the volume and other limitations of Rule 144 under the Securities Act that would otherwise be applicable to such sales.

We also filed a registration statement under the Securities Act to register additional shares of common stock to be issued under our Amended and Restated 2006 Long-Term Incentive Plan, or Incentive Plan, and, as a result, all shares of common stock acquired upon exercise of stock options or vesting of shares of restricted stock or restricted stock units granted under our Incentive Plan will also be freely tradable under the Securities Act, unless purchased or acquired by our affiliates under the plan. As of December 31, 2020, there were vested stock options outstanding and exercisable to purchase a total of 54,546 shares of our common stock and there were 93,227 shares of our common stock subject to restricted stock awards under the plan. In addition, 1,250,381 shares of our common stock are reserved for future issuances under the Incentive Plan.

Our annual operating results and stock price may be volatile or may decline significantly regardless of our operating performance.

Our annual operating results and the market price for our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•changes in rates or coverage for services by payors;
•changes in Medicaid, Medicare or other United States federal or state rules, regulations or policies;
•market conditions or trends in our industry or the economy as a whole, including increases in the minimum wage requirements in various jurisdictions in which we operate, and fluctuations in the size of the Medicare member population as well as overall health of its members;
•increased competition, including through insourcing of services by our clients and new entrants to the market;
•negative effects from war, incidents of terrorism, natural disasters, pandemics, or responses to these events;
•changes in tax laws; and
•changes in accounting principles.

If any of these events or circumstances were to impact our results or stock price, our common stock price could decrease and the value of an investment in our common stock would experience a corresponding decrease.

In addition, the stock markets, and in particular NASDAQ, have experienced considerable price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we become involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

The Company depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments or to fund stock repurchases, if any, and there can be no assurance that our subsidiaries will make available to us the funds necessary for us to fund our operations and capital needs.

Our operations are conducted entirely through our subsidiaries. Our ability to generate cash to fund all of our operations and expenses, to pay dividends or complete stock repurchase programs, or to meet any debt service obligations is highly dependent on our subsidiaries’ earnings and the receipt of funds from our subsidiaries by way of dividends or intercompany loans. We have not paid any cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to invest our and our subsidiaries’ future earnings, if any, to fund our growth, to develop our business, invest in our technology, for working capital needs and for general corporate purposes. To the extent that we determine in the future to pay dividends on our common stock, however, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Similarly, our subsidiaries are not obligated to make funds available to us to fund stock repurchases. Further, our Credit Agreement significantly restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, Delaware law imposes solvency restrictions on our ability to pay dividends to holders of our common stock. Therefore, you are not likely to receive any dividends on our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. Furthermore, if the subsidiaries are unable or unwilling to fund our cash needs when needed or desired, our results of operations and business and financial condition could be materially adversely affected.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more analysts downgrade our stock or publish misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

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

Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our second amended and restated certificate of incorporation and amended and restated bylaws may also make it difficult for stockholders to replace or remove our management, including provisions providing for staggered terms for our Board, no cumulative voting for the election of directors, and provisions governing director vacancies, which are filled only by remaining directors (including vacancies resulting from removal or other cause). These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our principal executive offices are located in Denver, Colorado, where we have leased approximately 12,000 square feet of corporate office and operations space. This lease terminates on August 8, 2021, with no early termination option, however we plan to move into our new principal executive offices in the second quarter of 2021, also located in Denver, Colorado, at which time our new 11½ year operating lease, covering approximately 73,000 square feet of corporate office and operations space, will commence.

We also continue to lease our former principal executive offices located in Atlanta, Georgia, where we have leased through June 30, 2024 approximately 20,000 square feet of corporate office and operations space. The offices in Atlanta, Georgia, as well as 35 other leased facilities covering an aggregate of approximately 425,000 square feet of office and operational space are utilized substantially in our NEMT Segment.

We also maintain offices for our Personal Care Segment in Valley Stream, New York, where we have leased through November 30, 2025 approximately 14,000 square feet of corporate office and operations space. In addition, we have additional leased space for our Personal Care Segment in 61 locations covering an aggregate of approximately 175,000 square feet of office and operational space.

The lease terms vary for all of our facilities, but we believe that they are all generally at market rates. We further believe that our properties are adequate for our current business needs and in any event we believe that we can obtain adequate additional or alternative space at market rates, if needed, to meet our foreseeable business needs.

Item 3.     Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Refer to Note 22, Commitments and Contingencies, for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Effective January 7, 2021 in conjunction with our name change and rebranding effort, the symbol has been changed to "MODV". As of February 22, 2021, there were 20 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, NASDAQ Health Services Index and Russell 2000 Index assuming an investment of $100 in each on December 31, 2015.

Dividends

We have not paid any cash dividends on our Common Stock and currently do not expect to pay dividends on our Common Stock. In addition, our ability to pay dividends on our Common Stock is limited by the terms of our Credit Agreement.  The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt or equity instruments, and changes in federal tax policies, if any.

Issuer Sales of Unregistered Securities
There were no sales, including exchanges or conversions, of equity securities by us during the period covered by this report that were either not registered under the Securities Act or not previously disclosed in a quarterly report on Form 10-Q or current report on Form 8-K previously filed by us with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our common stock during the three months ended December 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s) (1)
October 1, 2020 to October 31, 2020	—	$—	—	$64,777
November 1, 2020 to November 30, 2020	—	$—	—	$64,777
December 1, 2020 to December 31, 2020	1,617 (2)	$142.55	—	$64,777

Total	1,617 (2)		—

(1) On March 11, 2020, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2020.
(2) Redeemed shares of Common Stock issuable in respect of vested restricted stock tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s 2006 Plan (as defined below).

Item 6.    Selected Financial Data.

The information previously required by Item 6 of this Form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance identified financial disclosure requirements of registrants, which became effective beginning February 10, 2020.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements”. These risks and uncertainties include but are not limited to those set forth in Item 1A. “Risk Factors”.

Overview of Our Business

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for a discussion of our services and corporate strategy.

ModivCare Inc. is a technology-enabled, healthcare services company, which provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a leading provider of NEMT, personal and home care, and nutritional meal delivery. Its core competencies in NEMT include risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. The Company also partners with communities throughout the country, providing food-insecure individuals delivery of nutritional meals. Additionally, its personal and home care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. With the combination of its historical NEMT business with its in-home personal care business that was previously operated by Simplura Health Group, as described further below, ModivCare has united two complementary healthcare companies that serve similar, highly vulnerable patient populations. Collectively, ModivCare is well positioned to remove the barriers of health inequities and address the SDoH.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand and which we refer to as “Matrix”. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix’s Clinical Care provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s Clinical Solutions provides employee health and wellness services focused on improving employee health with worksite certification solutions that reinforce business resilience and safe return-to-work outcomes. It’s Clinical Solutions also provides clinical trial services which support the delivery of safe and effective clinical trial operations by going where the patients are and ensuring all eligible volunteers, including those with barriers to healthcare access.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends, such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services and transportation and, accordingly, in-home personal care services;
•a movement towards value-based versus fee-for-service and cost plus, or FFS, care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;
•increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement, including telehealth and similar internet-based health related services;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness;
•MCO, Medicaid and Medicare plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by the recent signing into law of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

Since March 2020 and primarily as a result of the COVID pandemic, our Personal Care Segment business has experienced and is expected to continue to experience a material reduction in volume of service hours and visits. Volume has been reduced as patients put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and others working remotely or furloughed from their jobs. Cases have also been lost due to patient deaths, and new case referrals slowed as referral sources faced disruption from the various restrictions and “stay at home” orders. Our personal care service volumes are not expected to recover to pre-pandemic levels until the vaccines are more universally applied in the markets where we provide our services. These depressed volumes will continue to result in lower than expected revenue, at least in the near term, in the Personal Care Segment following the Simplura acquisition.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

For more information on each of these significant accounting policies, see Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Accrued Transportation Costs

We generally pay our transportation providers for completed trips based upon documentation submitted after services have been provided. We accrue transportation costs yet to be adjudicated based on requests for services we have received and the amount we expect to be billed by our transportation providers. The transportation cost accrual requires significant judgment, as it is based upon contractual rates and mileage estimates, as well as an estimated rate for unknown cancellations, as members may have requested transportation but not notified us of cancellation. Based upon historical experience and contractual terms, we estimate the amount of transportation cost incurred for invoices which have not yet been submitted. Actual cost could be greater or less than the amounts estimated due to member or transportation provider behavior that differ from historical trends.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price paid over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from payor relationships, developed technology and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ significantly from estimates.

Recoverability of Goodwill and Definite-Lived Intangible Assets

Goodwill. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, or more frequently if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. We perform our annual goodwill impairment test as of December 31.

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

We also maintain self-funded health insurance programs for employees with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability based on member enrollment. Additionally, we recently formed our 90% owned, self-funded (on a pro rata basis with our industry counterpart), insurance captive to provide automobile insurance to transportation providers that elect to participate in the program, with respect to which we have contracted for reinsurance coverage with a third-party insurer to limit the maximum potential liability for individual claims and for a maximum potential claim liability associated with potential covered transportation provider claims.

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

Results of Operations

The following results of operations include the accounts of ModivCare and our subsidiaries for the years ended December 31, 2020, 2019 and 2018. The Simplura results have been included since the November 18, 2020 acquisition date.

Service Revenue, net

Service Revenue, net for our NEMT Segment includes contracts predominately with state Medicaid agencies and MCOs for the coordination of their members’ non-emergency transportation needs. Most contracts are capitated, which means we are paid on a per-member, per-month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve their clients.

Certain other contracts are structured as fee-for-service ("FFS") in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances and policy discounts in the case of third-party payors.

Service Revenue, net for our Personal Care Segment includes hours incurred by our in-home caregivers that are billed to our customers. Our customers consist of third-party payors including, but not limited to, MCOs, hospitals, Medicaid agencies and programs and other home health care providers who subcontract the services of our caregivers.

Classification of Operating Expenses

“Service expense” for our NEMT Segment includes purchased transportation, operational payroll and other operational related costs. Purchased transportation includes the amounts we pay to third-party service providers and is typically dependent upon service volume. Operational payroll predominately includes our contact center operations, customer advocacy and transportation network team. Other operating expenses primarily include operational overhead costs, and operating facilities and related charges. Service expense for our Personal Care Segment includes payroll and other operational related costs for our caregivers to provide in-home care.

“General and administrative expense” primarily includes the expenses of our administrative functions, including executive, IT, finance and accounting, human resources and legal departments.

"Depreciation and amortization expense" includes depreciation of our fixed assets and amortization expense related primarily to our intangible assets.

Discontinued operations. During the periods presented, we completed the following disposition transactions, which resulted in the presentation of the related operations as Discontinued Operations.

•On November 1, 2015, we completed the sale of our former Human Services segment and since the completion of the sale, we have recorded additional expenses related to legal proceedings for an indemnified legal matter.

•On December 21, 2018, we completed the sale of substantially all of the operating subsidiaries of our former WD Services segment to APM and APM UK Holdings Limited, an affiliate of APM, except for the segment’s employment services operations in Saudi Arabia. Our contractual counterparties in Saudi Arabia, including an entity owned by the Saudi Arabian government, assumed these operations beginning January 1, 2019. Wind down activities of our Saudi Arabian entity are included in our discontinued operations. Additionally, on June 11, 2018, we entered into a Share Purchase Agreement to sell Ingeus France for a de minimis amount. The sale was effective on July 17, 2018.

See Note 24, Discontinued Operations, in our accompanying consolidated financial statements for further information.

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management.

We operate in three reportable business segments: NEMT, Personal Care and the Matrix Investment. Prior to November 17, 2020, our primary operating segment was NEMT, which provides non-emergency medical transportation services. On November 18, 2020, we acquired Simplura Health Group, resulting in the creation of our Personal Care segment, which operates in the non-medical home care service industry. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our NEMT and Personal Care Segments include revenue and expenses incurred by the segment, as well as our activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. Results prior to January 1, 2019 were reclassified to conform with our new segment presentation as a result of our Organizational Consolidation. See Note 4, Segments, in our accompanying consolidated financial statements for further information on our change in segments.

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2020 and 2019 (in thousands):

	Year ended December 31,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,368,675	100.0%	1,509,944	100.0%

Operating expenses:
Service expense	1,078,795	78.8%	1,401,152	92.8%
General and administrative expense	140,539	10.3%	67,244	4.5%
Depreciation and amortization	26,183	1.9%	16,816	1.1%
Total operating expenses	1,245,517	91.0%	1,485,212	98.4%

Operating income	123,158	9.0%	24,732	1.6%

Non-operating expense:
Interest expense, net	17,599	1.3%	850	0.1%
Other income	—	—%	(277)	—%
Equity in net (income) loss of investee	(8,860)	(0.6)%	29,685	2.0%
Income (loss) from continuing operations before income taxes	114,419	8.4%	(5,526)	(0.4)%
Provision (benefit) for income taxes	24,805	1.8%	(573)	—%
Income (loss) from continuing operations	89,614	6.5%	(4,953)	(0.3)%
(Loss) income from discontinued operations, net of tax	(778)	(0.1)%	5,919	0.4%
Net income attributable to ModivCare	88,836	6.5%	966	0.1%

Service revenue, net. Service revenue, net for 2020 decreased $141.3 million, or 9.4%, compared to 2019. The decrease was primarily due to the impact on our NEMT Segment of the reduced transportation volumes we experienced throughout the year due to the COVID-19 pandemic. While a majority of our contacts are capitated and we receive monthly payments on a per member basis, we have certain contracts that allow for profit within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a cash liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced negative impacts to revenue due to lower volumes. Additionally, our revenue was negatively impacted by a reduction of $40.6 million for certain contracts for which we no longer provide services. These decreases were partially offset by $54.0 million of incremental revenue in our Personal Care Segment due to the acquisition of Simplura in November 2020 as well as $77.1 million of incremental revenue resulting from the NMT acquisition in May 2020.

Service expense. Service expense components are shown below (in thousands):

	Year Ended December 31,
	2020		2019
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	845,697	61.8%	1,191,062	78.9%
Payroll and related costs	188,107	13.7%	160,506	10.6%
Other operating expenses	44,991	3.3%	49,584	3.3%
Total service expense	1,078,795	78.8%	1,401,152	92.8%

Service expense for 2020 decreased $322.4 million, or 23.0%, compared to 2019 due primarily to a reduction of third-party transportation costs, defined as "Purchased Services," resulting from the effects of the COVID-19 pandemic discussed above. This decrease was partially offset by incremental payroll and related and other operating costs incurred in our Personal Care Segment due to the acquisition of Simplura in November 2020.

General and administrative expense. General and administrative expense for 2020 increased $73.3 million, or 109.0%, compared to 2019. The increase was driven by an investment in employees and technology in our NEMT Segment as we continue to execute on our Six-Pillar strategy. Additionally, we saw an increase of $16.5 million of expense related to cash -settled equity awards, $10.5 million of legal, consulting and transaction fees related to the acquisitions of Simplura and NMT during the year, $7.3 million of incremental expense in our Personal Care Segment and $6.2 million of professional fees related to strategic initiatives, rebranding efforts and other restructuring expense related to closure of our Las Vegas contact center.

Depreciation and amortization. Depreciation and amortization for 2020 increased $9.4 million, or 55.7%, compared to 2019 primarily as a result of increased intangible assets associated with the NMT acquisition in May 2020 and the Simplura acquisition in November 2020, offset by lower depreciation expense due to a reduction of capital expenditures as a percent of revenue.

Interest expense, net. Consolidated interest expense, net for 2020 increased $16.7 million, or 1,970.5%, compared to 2019, as a result of the activity related to the $500.0 million of Senior Unsecured Notes ("the Notes") we issued on November 4, 2020. As a part of the bond issuance process, we incurred a $9.0 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire Simplura. That commitment expired unused upon closing of the Notes and the fee was expensed in Q4 2020. We incurred $4.7 million of accrued interest related to the Notes in Q4 2020 as interest payments are made on a biannual basis.

We also had increased borrowings on our Credit Facility throughout 2020 that allowed us the temporary liquidity needed during the year to execute on our Preferred Share Conversion (as defined below), acquisitions and stock buyback program. As of December 31, 2020 we had no borrowings on our Credit Facility.

Equity in net (income) loss of investee. Our equity in net (income) loss of investee for 2020 and 2019 represents our proportional share of the results of Matrix, of which we own 43.6%. The increase in Matrix’s net income in 2020 was primarily due to a new employee health and wellness product offering that was launched in the second quarter of 2020 for companies maintaining critical operations during the COVID-19 pandemic. Additionally, the company saw increased revenue and income related to a clinical solutions product offering following the October 2020 acquisition of Biocerna LLC, a diagnostic company that, among other tests, provides rapid COVID-19 test kits.

Provision for income taxes. Our effective tax rates from continuing operations for 2020 and 2019 were a provision of 21.7% and a benefit of 10.4%, respectively. The effective tax rate for 2020 was slightly higher than the federal statutory rate of 21% primarily due to state taxes and certain nondeductible expenses offset by tax credits and the favorable impact of the CARES Act on the Company's 2018 U.S. net operating losses ("NOLs"). The impact of the CARES Act was to allow the Company to carry NOLs back five years and offset income taxed at 35% compared to a carryforward tax rate of 21%. The effective tax rate for 2019 was substantially lower than the federal statutory rate of 21% primarily due to state taxes and certain nondeductible expenses partially offset by the favorable impact of stock option deductions and tax credits.

(Loss) income from discontinued operations, net of tax. (Loss) income from discontinued operations, net of tax, includes the activity related to our former WD Services and Human Services segments. See Note 24, Discontinued Operations, to our accompanying consolidated financial statements for additional information.

Loss from discontinued operations, net of tax, of $0.8 million in 2020 was primarily due to costs incurred for personnel, facilities and miscellaneous administrative expense in our continuing efforts to wind down the WD Services Saudi Arabian entity.

For 2019, income from discontinued operations, net of tax, was $5.9 million as a result of an insurance settlement related to an indemnification matter in our Human Services segment, net of costs to obtain the settlement. Loss from discontinued operations, net of tax, for WD Services was $0.1 million for the year ended December 31, 2019. We incurred costs related to the wind-down of the WD Services Saudi Arabian entity, offset by cash distributions from WD Services.

Year Ended December 31, 2019 compared to year ended December 31, 2018

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2019 and 2018 (in thousands):

	Year ended December 31,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Service revenue, net	1,509,944	100.0%	1,384,965	100.0%

Operating expenses:
Service expense	1,401,152	92.8%	1,253,608	90.5%
General and administrative expense	67,244	4.5%	77,093	5.6%
Asset impairment charge	—	—%	14,175	1.0%
Depreciation and amortization	16,816	1.1%	15,813	1.1%
Total operating expenses	1,485,212	98.4%	1,360,689	98.2%

Operating income	24,732	1.6%	24,276	1.8%

Non-operating expense:
Interest expense, net	850	0.1%	1,783	0.1%
Other income	(277)	—%	—	—%
Equity in net loss of investee	29,685	2.0%	6,158	0.4%
Gain on remeasurement of cost method investment	—	—%	(6,577)	(0.5)%
(Loss) income from continuing operations before income taxes	(5,526)	(0.4)%	22,912	1.7%
(Benefit) provision for income taxes	(573)	—%	4,684	0.3%
(Loss) income from continuing operations	(4,953)	(0.3)%	18,228	1.3%
Income (loss) from discontinued operations, net of tax	5,919	0.4%	(37,053)	(2.7)%
Net income (loss)	966	0.1%	(18,825)	(1.4)%
Net loss from discontinued operations attributable to noncontrolling interest	—	—%	(156)	—%
Net income (loss) attributable to ModivCare	966	0.1%	(18,981)	(1.4)%

Service revenue, net. Service revenue for our NEMT Segment for 2019 increased $125.0 million, or 9.0%, compared to 2018. Service revenue increased by $148.0 million as a result of increased volume within existing contracts as well as rate changes, including retroactive revenue benefits, in addition to $103.1 million in new contracts, including the acquisition of Circulation in the fourth quarter of 2018, MCO contracts in Minnesota and Louisiana and a new state contract in West Virginia. These increases were partially offset by $126.1 million for contracts we no longer serve, including a state contract in Rhode Island and certain MCO contracts in California, Florida, New Mexico, New York and Louisiana.

Service expense. Service expense for our NEMT Segment included the following for 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019		2018
	$	Percentage of Revenue	$	Percentage of Revenue
Purchased services	1,191,062	78.9%	1,054,788	76.2%
Payroll and related costs	160,506	10.6%	152,974	11.0%
Other operating expenses	49,584	3.3%	45,846	3.3%
Total service expense	1,401,152	92.8%	1,253,608	90.5%

Service expense for 2019 increased $147.5 million, or 11.8%, compared to 2018 due primarily to higher purchased transportation costs and operational payroll and related costs. Transportation costs increased as a result of both higher utilization across multiple contracts and higher per unit cost. Payroll and related costs increased in our contact centers as a result of higher volume as well as the acquisition of Circulation.

General and administrative expense. General and administrative expenses in 2019 decreased $9.8 million, or 12.8%, as compared to 2018. The decrease was primarily a result of net cost savings associated with the Organizational Consolidation.
Asset impairment charge. During 2018, following the acquisition of Circulation, we recorded a $14.2 million asset impairment as a result of the abandonment of our internal LCAD NextGen technology software project. There was no such impairment during 2019.

Depreciation and amortization expense. Depreciation and amortization for 2019 increased $1.0 million or 6.3% compared to 2018 primarily as a result of increased intangible assets associated with the Circulation acquisition, and net capital expenditures during the comparative periods.

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

 Gain on remeasurement of cost method investment. On September 21, 2018, we acquired all of the outstanding equity of Circulation. The purchase price was comprised of cash consideration of $45.1 million paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than ModivCare. Our initial investment in Circulation was $3.0 million. As a result of the transaction, the fair value of this pre-acquisition interest increased to $9.6 million, and thus we recognized a gain of $6.6 million during 2018.
Provision for income taxes. Our effective tax rates from continuing operations for 2019 and 2018 were a benefit of 10.4% and a provision of 20.4%, respectively. The effective tax rate for 2019 was substantially lower than the federal statutory rate of 21.0% primarily due to state taxes and certain nondeductible expenses partially offset by the favorable impact of stock option deductions and tax credits. The effective tax rate for 2018 was slightly lower than the U.S. federal statutory rate of 21.0% due to tax credits and no income tax provision on the $6.6 million gain on the remeasurement of cost method investment, offset in part, by state taxes and certain nondeductible expenses.
Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax, includes the activity related to our former WD Services and human services segments. See Note 24, Discontinued Operations, to our accompanying consolidated financial statements for additional information.

For 2019, income from discontinued operations, net of tax, for our former human services segment was $6.0 million as a result of an insurance settlement related to an indemnification matter, net of costs to obtain the settlement. Loss from discontinued operations, net of tax, for WD Services was $0.1 million for the year ended December 31, 2019. We incurred costs related to the wind-down of the WD Services Saudi Arabian entity, offset by cash distributions from WD Services. The operations in Saudi Arabia, including personnel, leased facilities and certain assets necessary to provide the employment services, were transferred to a third party as of January 1, 2019, and thus we are no longer providing services in Saudi Arabia; however, we continue to incur costs related to the shutdown of our remaining Saudi Arabian entity.

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

Seasonality

Our NEMT Segment's quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Our Personal Care Segment’s quarterly operating income and cash flows also normally fluctuate as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods.

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

Cash flow from operating activities was $348.4 million in 2020. Our balance of cash, cash equivalents and restricted cash was $183.4 million and $61.7 million at December 31, 2020 and 2019, respectively. We have restricted cash of $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying condensed consolidated statements of cash flows.

2020 cash flows compared to 2019

Operating activities. Cash provided by operating activities was $348.4 million for 2020 compared to $60.9 million in 2019. The increase of $287.5 million was primarily a result of a $130.6 million decrease in cash used for accounts payable and accrued expenses, an $87.9 million increase in net income, an $85.8 million increase in cash provided by accounts receivable, a $61.3 million increase in long-term liabilities, an $11.8 million increase in deferred income taxes and a $10.5 million increase in intangible amortization, offset by a $38.5 million increase in the equity received for the income of our minority investee, a change of $41.1 million in accruals for income tax refunds associated with the sale of WD Services, a $9.6 million increase in cash used for accrued transportation costs and a $7.6 million decrease in provision for doubtful accounts.

Of the cash provided by operating activities, $173.9 million is related to a buildup of reconciliation contract payables that will be repaid to our customers in future periods. $101.7 million of this amount will be repaid at different times throughout 2021, and the remaining $72.2 million is due to be repaid in 2022.

Investing activities. Net cash used in investing activities was $635.0 million in 2020 compared to $10.9 million in 2019. The increase of $646.3 million was primarily attributable to net cash outflow of $566.4 million for the acquisition of Simplura in November 2020 and $77.7 million for the acquisition of NMT in May 2020.

Financing activities. Net cash provided by financing activities was $408.3 million in 2020 compared to net cash used in financing activities of $0.8 million in 2019. The increase of $409.0 million was primarily the result of proceeds from the issuance of $500 million senior unsecured notes in November 2020 and $14.3 million of proceeds from common stock issued pursuant to stock option exercises, offset by $88.8 million of cash used in the redemption of preferred stock and $3.4 million used in the repurchase of company common stock.

We also had increased borrowings on our Credit Facility throughout 2020 that allowed us the temporary liquidity needed during the year to execute on our Preferred Share Conversion, acquisitions and stock buyback program. As of December 31, 2020 we had no borrowings on our Credit Facility.

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

 Obligations and commitments

Credit Facility. On October 16, 2020, the Company entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Eighth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the Simplura acquisition permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may apply to loans thereunder, and revise our permitted ratio of EBITDA to indebtedness. In addition, the Eighth Amendment extended the maturity date to August 2, 2023.

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

We had no outstanding borrowings on our Credit Facility as of December 31, 2020.

Senior Unsecured Notes. On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of its 5.875% senior unsecured notes due on November 15, 2025 (the “Notes”). The Notes were issued pursuant to an indenture, dated November 4, 2020 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing and future senior indebtedness, are effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the Credit Facility, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The Company will pay interest on the Notes at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15th, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100% of the outstanding principal will be required to be repaid.

Preferred Stock. On June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement (the "Conversion Agreement") with the Coliseum Stockholders. Pursuant to the Conversion Agreement, the Company purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Coliseum Stockholders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of common stock, a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was equal to $0.8 million.

Further, on September 3, 2020, the Company elected to effect the conversion (the “Conversion”) of all of the outstanding Series A Convertible Preferred Stock. In accordance with the Conversion Agreement, as amended, immediately prior to the Conversion, the Company repurchased 27,509 shares of Series A Preferred Stock from the Coliseum Shareholders for a cash amount equal to $209.88 per share of Series A Preferred Stock and a cash amount equal to accrued but unpaid dividends on such shares through the day prior to the Conversion.

Cash dividends on the Series A Convertible Preferred Stock were payable quarterly in arrears to the Preferred Shareholders on January 1, April 1, July 1 and October 1 of each year, and, if declared, began to accrue on the first day of the applicable dividend period. The Company had the option to pay dividends in kind, but never exercised such option while the shares of Series A Convertible Preferred Stock were outstanding. Convertible preferred stock dividends earned by the Coliseum Stockholders during the years ended December 31, 2020 and 2019 totaled $2.0 million and $4.2 million respectively, including accrued dividends paid pursuant to the Conversion Agreement.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on terms acceptable to us or at all.

Reinsurance and Self-Funded Insurance Programs

Reinsurance

With respect to the Company’s historical SPCIC captive insurance company, the Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of December 31, 2020 and 2019, the Company had reserves of $6.3 million and $4.3 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of December 31, 2020 and 2019 of $8.0 million and $12.8 million, respectively, is classified as “Self-funded insurance programs" and “Other long-term liabilities” in the consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of December 31, 2020 and 2019 was $1.7 million and $8.5 million, respectively, and is classified as “Other receivables” and “Other assets” in the consolidated balance sheets.

Further, we had restricted cash of $0.1 million and $0.2 million at December 31, 2020 and December 31, 2019, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Health Insurance

Under our self-funded health insurance program and stop-loss umbrella policy with a third-party insurer, our maximum potential liability for individual claims generally is limited to $0.3 million per person, subject to an aggregating stop-loss limit of $0.4 million. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2020 and 2019, the Company had $2.0 million and $1.9 million, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “Self-funded insurance programs” in the consolidated balance sheets.

The Company also utilizes analyses prepared by third-party administrators and independent actuaries for health insurance coverage costs, based on historical claims information, to determine the amount of required reserves. For more information on our self-insurance program, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Reinsurance and Self-Insurance Liabilities above.

Contractual Obligations

The following is a summary of our future contractual cash obligations as of December 31, 2020 (in thousands):

	At December 31, 2020
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Senior Unsecured Notes	$500,000	$—	$—	$500,000	$—
Interest (1)	149,000	29,800	59,600	59,600	—
Guarantees (2)	44,520	44,520	—	—	—
Operating leases (3)	36,934	10,323	14,896	6,978	4,737
Letters of credit (2)	17,151	17,151	—	—	—
Purchased services commitment (4)	3,464	3,464	—	—	—
Finance leases	45	45	—	—	—
Total	$751,114	$105,303	$74,496	$566,578	$4,737

(1)Future interest payments have been calculated at the current rates as of December 31, 2020.
(2)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs are provided by our Credit Facility and reduce our availability under this agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(3)The operating leases are for office space and related office equipment. Certain leases contain periodic rent escalation adjustments and renewal options.
(4)The purchased service commitment includes the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement under certain contracts.

In August 2020, the Company entered into an 11-1/2 year operating lease agreement for new corporate office space in Denver,     Colorado. The lease is expected to commence when construction of the asset is completed in the second quarter of 2021. Total estimated base rent payments over the life of the lease are approximately $29.7 million.

Stock repurchase programs

Pursuant to previously announced stock repurchase programs, authorized by our Board of Directors we purchased a total of 0.8 million shares, or approximately an aggregate of $55.8 million, of our common stock during the year ended December 31, 2018 through a combination of open market repurchases (including Rule 10b5-1 trading plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. Furthermore, pursuant to subsequent previously announced stock repurchase programs authorized by our Board of Directors, we purchased a total of 0.2 million and 0.1 million shares of our common stock, for approximately $10.2 million and $6.0 million, during the years ended December 31, 2020 and 2019, respectively, through a combination of open market repurchases (including Rule 10b5-1 trading plans), privately negotiated transactions, accelerated share repurchase transactions and other derivative transactions. All of the Company’s stock repurchase programs have since expired.

Off-balance sheet arrangements

As of December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

The new accounting pronouncements that impact our business are included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our consolidated financial statements and are incorporated herein by reference.

In August 2020, the SEC issued final rules 33-10825 and 34-89670 “Modernization of Regulation S-K Items 101, 103, and 105,” which amend the disclosure requirements in Item 101, Description of Business; Item 103, Legal Proceedings; and Item 105, Risk Factors of Regulation S-K. Consistent with the SEC’s ongoing efforts to modernize Regulation S-K disclosure requirements, the amendments aim to improve the readability of disclosures, reduce repetition, and eliminate immaterial information. Amendments to disclosure requirements include changes to the description of business and risk factors to a principles-based approach, providing more flexibility to tailor disclosures, while disclosure amendments to legal proceedings continue to reflect the current, more prescriptive approach. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after November 9, 2020. The Company has reflected the changes throughout this Annual Report.

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after August 9, 2021, with early adoption permitted. The Company is currently evaluating the impact of the disclosure changes in its Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding under our Credit Facility at December 31, 2020.

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

We acquired Simplura Health Group (“Simplura”) on November 18, 2020, and we excluded from the assessment of effectiveness of our internal control over financial reporting as of December 31, 2020, Simplura’s internal control over financial reporting associated with total assets of $120.6 million (excluding intangibles and goodwill brought on through the transaction) and total revenues of $54.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020.

We are currently integrating this acquisition into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating and, where necessary, making changes in controls and procedures related to this acquisition, which we expect to be completed in fiscal year 2021. We have excluded this acquisition from our assessment of internal control over financial reporting as of December 31, 2020, as permitted by the guidance provided by the staff of the SEC. Other than the changes described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ModivCare Inc. and subsidiaries (formerly The Providence Service Corporation, the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Mercury Parent, LLC (a 43.6 percent owned investee company). The Company’s investment in Mercury Parent, LLC was $137,466 and $130,869 thousand as of December 31, 2020 and 2019, respectively, and its equity in earnings (loss) of Mercury Parent, LLC was $8,860, $(29,685), and $(6,158) thousand for the years 2020, 2019, and 2018, respectively. The financial statements of Mercury Parent, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC, is based solely on the report of the other auditors.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of accrued transportation costs

As discussed in Note 2 to the consolidated financial statements, the Company estimates an accrual for transportation costs that have been incurred but not invoiced by the transportation providers. This accrual is included within accrued transportation costs of $79,674 thousand as of December 31, 2020.

We identified the evaluation of estimated accrued transportation costs as a critical audit matter. There was especially subjective auditor judgment due to the inherent estimation uncertainty in transportation costs that were incurred but had yet to be invoiced by the transportation provider. Specifically, trip cancellations and actual trip mileage could differ from the amounts estimated.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s accrued transportation cost estimate, including controls related to estimated trip cancellations and mileage. In addition, we compared the Company’s historical accrued transportation costs estimates to actual amounts paid to assess the Company’s ability to estimate accrued transportation costs. We compared a listing of amounts invoiced by transportation providers subsequent to year-end to the Company’s year-end estimate of amounts expected to be invoiced by transportation providers.

Fair value of payor network acquired in a business combination

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired Simplura Health Group (“Simplura”) in 2020 for net consideration of $545,210 thousand. The Company preliminarily allocated $221,000 thousand of the consideration to the fair value of the acquired payor network intangible asset utilizing the multi-period excess earnings method, a form of the income approach.

We identified the evaluation of the fair value of the payor network intangible asset in the Simplura acquisition as a critical audit matter. The evaluation of the estimated fair value of the payor network required a high level of auditor judgment. Specifically, the revenue growth rate, attrition rate, and discount rate assumptions used to determine the fair value of the acquired payor network required challenging auditor judgment as minor changes to those assumptions could have had a significant effect on the Company’s estimate of fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including controls related to the revenue growth rate, attrition rate, and discount rate assumptions used to determine the estimated fair value of the payor network. We evaluated the forecasted revenue growth rate by comparing the assumption to forecasted growth rates in industry reports and peer companies’ analyst reports, along with actual historical results of Simplura. We compared the attrition rate to industry data and compared the discount rate to the projected internal rate of return for the transaction. In addition, we involved valuation professionals with specialized skill and knowledge, who evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited ModivCare Inc. (formerly The Providence Service Corporation) and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Simplura Health Group during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Simplura Health Group’s internal control over financial reporting associated with total assets of $120.6 million (excluding intangibles and goodwill brought on through the transaction) and total revenues of $54.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Simplura Health Group.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Atlanta, Georgia
February 26, 2021

ModivCare Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$183,281	$61,365
Accounts receivable, net of allowance of $2,403 in 2020 and $5,933 in 2019	197,943	180,416
Other receivables	12,674	3,396
Prepaid expenses and other current assets	31,885	10,942
Restricted cash	75	153
Current assets of discontinued operations	758	155
Total current assets	426,616	256,427
Operating lease right-of-use assets	30,928	20,095
Property and equipment, net	27,544	23,243
Goodwill	444,927	135,216
Intangible assets, net	345,652	19,911
Equity investment	137,466	130,869
Other assets	12,780	11,620
Total assets	$1,425,913	$597,381
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Current portion of long-term obligations	$45	$308
Accounts payable	8,464	9,805
Current portion of operating lease liabilities	8,277	6,730
Accrued expenses and other current liabilities	218,671	38,733
Accrued transportation costs	79,674	87,063
Deferred revenue	2,923	227
Self-funded insurance programs	4,727	5,890
Current liabilities of discontinued operations	1,971	1,430
Total current liabilities	324,752	150,186
Long-term debt, net of deferred financing costs of $14.0 million	485,980	—
Operating lease liabilities, less current portion	23,437	14,502
Other long-term liabilities	87,939	15,074
Deferred tax liabilities	92,195	22,907
Total liabilities	1,014,303	202,669
Commitments and contingencies (Note 22)
Redeemable convertible preferred stock
Convertible preferred stock, net: Authorized 10,000,000 shares; $0.001 par value; 0 and 798,788 issued and outstanding; 5.5%/8.5% dividend rate	—	77,120
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,570,598 and 18,073,763 issued and outstanding (including treasury shares)	19	18
Additional paid-in capital	421,318	351,529
Retained earnings	218,414	183,733
Treasury shares, at cost, 5,287,283 and 5,088,782 shares, respectively	(228,141)	(217,688)
Total stockholders’ equity	411,610	317,592
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,425,913	$597,381
See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2020	2019	2018

Service revenue, net	$1,368,675	$1,509,944	$1,384,965

Operating expenses:
Service expense	1,078,795	1,401,152	1,253,608
General and administrative expense	140,539	67,244	77,093
Asset impairment charge	—	—	14,175
Depreciation and amortization	26,183	16,816	15,813
Total operating expenses	1,245,517	1,485,212	1,360,689

Operating income	123,158	24,732	24,276

Other expenses (income):
Interest expense, net	17,599	850	1,783
Other income	—	(277)	—
Equity in net (income) loss of investee	(8,860)	29,685	6,158
Gain on remeasurement of cost method investment	—	—	(6,577)
Income (loss) from continuing operations before income taxes	114,419	(5,526)	22,912
Provision (benefit) for income taxes	24,805	(573)	4,684
Income (loss) from continuing operations, net of tax	89,614	(4,953)	18,228
(Loss) income from discontinued operations, net of tax	(778)	5,919	(37,053)
Net income (loss)	88,836	966	(18,825)
Net loss from discontinued operations attributable to noncontrolling interest	—	—	(156)
Net income (loss) attributable to ModivCare	$88,836	$966	$(18,981)

Net income (loss) available to common stockholders (Note 18)	$32,471	$(3,437)	$(25,257)

Basic earnings (loss) per common share:
Continuing operations	$2.45	$(0.72)	$0.92
Discontinued operations	(0.06)	0.46	(2.87)
Basic earnings (loss) per common share	$2.39	$(0.26)	$(1.95)

Diluted earnings (loss) per common share:
Continuing operations	$2.43	$(0.72)	$0.92
Discontinued operations	(0.06)	0.46	(2.86)
Diluted earnings (loss) per common share	$2.37	$(0.26)	$(1.94)

Weighted-average number of common shares outstanding:
Basic	13,567,323	12,958,713	12,960,837
Diluted	13,683,308	12,958,713	13,033,247

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$88,836	$966	$(18,825)
Net loss from discontinued operations attributable to non-controlling interest	—	—	(156)
Net income (loss) attributable to ModivCare	88,836	966	(18,981)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	—	—	(4,168)
Reclassification of translation loss realized upon sale of subsidiary and equity investment, respectively	—	—	29,973
Other comprehensive income	—	—	25,805
Comprehensive income	88,836	966	6,980
Comprehensive loss attributable to non-controlling interest	—	—	(2,165)
Comprehensive income attributable to ModivCare	$88,836	$966	$4,815

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

					Accumulated Other
	Common Stock		Additional Paid-In	Retained	Comprehensive Loss, Net of	Treasury Stock		Non- Controlling
	Shares	Amount	Capital	Earnings	Tax	Shares	Amount	Interest	Total
Balance at December 31, 2017	17,473,598	$17	$313,955	$204,818	$(25,805)	4,126,132	$(154,803)	$(2,165)	$336,017
Stock-based compensation	—	—	9,130	—	—	—	—	—	9,130
Exercise of employee stock options	266,293	1	11,669	—	—	—	—	—	11,670
Restricted stock issued	33,582	—	(320)	—	—	5,242	(335)	—	(655)
Performance restricted stock issued	3,110	—	(109)	—	—	—	—	—	(109)
Shares issued for bonus settlement and director stipends	4,193	—	150	—	—	—	—	—	150
Stock repurchase plan	—	—	—	—	—	838,719	(55,753)	—	(55,753)
Conversion of convertible preferred stock to common stock	3,993	—	161	(7)	—	—	—	—	154
Convertible preferred stock dividends	—	—	—	(4,413)	—	—	—	—	(4,413)
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,168)	—	—	1,839	(2,329)
Reclassification of translation loss realized upon sale of equity investments	—	—	—	—	29,973	—	—	—	29,973
Noncontrolling interests	—	—	—	—	—	—	—	326	326
Other	—	—	108	—	—	—	—	—	108
Net loss attributable to ModivCare	—	—	—	(18,981)	—	—	—	—	(18,981)
Cumulative effect adjustment from change in accounting principle, net of tax	—	—	—	5,710	—	—	—	—	5,710
Balance at December 31, 2018	17,784,769	18	334,744	187,127	—	4,970,093	(210,891)	—	310,998
Stock-based compensation	—	—	5,260	—	—	—	—	—	5,260
Deferred stock units (DSUs)	4,803		156						156
Exercise of employee stock options	219,054	—	10,986	—	—	—	—	—	10,986
Restricted stock issued	55,530	—	(43)	—	—	13,268	(809)	—	(852)
Shares issued for bonus settlement and director stipends	2,542	—	154	—	—	—	—	—	154
Stock repurchase plan	—	—	—	—	—	105,421	(5,988)	—	(5,988)
Conversion of convertible preferred stock to common stock	7,065	—	272	43	—	—	—	—	315
Convertible preferred stock dividends	—	—	—	(4,403)	—	—	—	—	(4,403)
Net income attributable to ModivCare	—	—	—	966	—	—	—	—	966
Balance at December 31, 2019	18,073,763	18	351,529	183,733	—	5,088,782	(217,688)	—	317,592
Stock-based compensation	—	—	3,776	—	—	—	—	—	3,776
Exercise of employee stock options	372,478	—	25,413	—	—	—	—	—	25,413
Restricted stock issued	108,907	—	—	—	—	—	—	—	—
Restricted stock surrendered for employee tax payments	—	—	—	—	—	2,824	(267)	—	(267)
Shares issued for bonus settlement and director stipends	7,044	—	154	—	—	—	—	—	154
Stock repurchase plan	—	—	—	—	—	195,677	(10,186)	—	(10,186)
Conversion of convertible preferred stock to common stock	82,839	—	3,191	(5,995)	—	—	—	—	(2,804)
Conversion of convertible preferred stock to common stock pursuant to Conversion Agreement	925,567	1	37,255	(46,172)	—	—	—	—	(8,916)
Convertible preferred stock dividends	—	—	—	(1,988)	—	—	—	—	(1,988)
Net income attributable to ModivCare	—	—	—	88,836	—	—	—	—	88,836
Balance at December 31, 2020	19,570,598	$19	$421,318	$218,414	$—	5,287,283	$(228,141)	$—	$411,610
 See accompanying notes to the consolidated financial statements

ModivCare Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$88,836	$966	$(18,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,488	10,582	18,769
Amortization	16,694	6,234	8,908
Provision for doubtful accounts	(3,530)	4,078	6,062
Stock-based compensation	3,930	5,414	8,993
Deferred income taxes	11,919	71	(545)
Amortization of deferred financing costs and debt discount	921	293	512
Asset impairment charge	—	—	23,378
Equity in net (income) loss of investee	(8,860)	29,685	6,072
Reduction of right of use assets	9,238	10,133	—
Loss on sale of business	—	—	53,692
Gain on remeasurement of cost method investment	—	—	(6,577)
Deferred income taxes and income taxes receivable on sale of business	—	—	(51,861)
Other non-cash credits	—	—	(353)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	55,885	(29,928)	(30,997)
Prepaid expenses and other	(12,609)	(9,502)	14,253
Self-funded insurance programs	2,056	809	(2,743)
Accounts payable and accrued expenses	126,415	(4,144)	(21,799)
Income taxes from sale of business	(10,273)	30,822	—
Accrued transportation costs	(7,389)	2,175	1,301
Deferred revenue	(176)	(1,298)	(1,975)
Other long-term liabilities	65,890	4,550	1,634
Net cash provided by operating activities	348,435	60,940	7,899
Investing activities
Purchase of property and equipment	(12,150)	(10,858)	(17,521)
Acquisitions, net of cash acquired	(622,862)	—	(43,711)
Dispositions or sale of business, net of cash sold	—	—	12,780
Proceeds from note receivable	—	—	3,130
Net cash used in investing activities	(635,012)	(10,858)	(45,322)
Financing activities
Proceeds from debt	737,000	12,000	42,000
Repayment of debt	(237,000)	(12,000)	(42,000)
Preferred stock redemption payment	(88,771)	—	—
Preferred stock dividends	(1,987)	(4,403)	(4,413)
Repurchase of common stock, for treasury	(10,186)	(6,797)	(56,088)
Proceeds from common stock issued pursuant to stock option exercise	25,413	11,142	12,413
Restricted stock surrendered for employee tax payment	(267)	—	—
Other financing activities	(15,942)	(718)	(3,467)
Net cash provided by (used in) financing activities	408,260	(776)	(51,555)
Effect of exchange rate changes on cash	—	—	(261)
Net change in cash, cash equivalents and restricted cash	121,683	49,306	(89,239)
Cash, cash equivalents and restricted cash at beginning of period	61,673	12,367	101,606
Cash, cash equivalents and restricted cash at end of period	$183,356	$61,673	$12,367
See accompanying notes to the consolidated financial statements

ModivCare Inc.
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
Supplemental cash flow information	2020	2019	2018

Cash included in current assets of discontinued operations held for sale	$302	$155	$2,321
Cash paid for interest	$2,192	$1,261	$1,162
Cash paid (received) for income taxes	$21,766	$(30,037)	$12,054
Purchase of equipment through capital lease obligation	$—	$—	$724
Acquisitions:
Purchase price	$644,044	$—	$54,700
Less:
Cash acquired	(21,182)	—	(1,302)
Restricted cash acquired	—	—	(110)
Value of existing ownership in Circulation	—	—	(9,577)
Acquisitions, net of cash acquired	$622,862	$—	$43,711

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Notes to Consolidated Financial Statements
December 31, 2020

1. Organization and Basis of Presentation

Description of Business

ModivCare Inc. (formerly The Providence Service Corporation), a technology-enabled, healthcare company with a purpose of making connections to care, is the nation’s largest manager of NEMT programs for state governments and managed care organizations, or MCOs, and is also a leading in-home personal care services provider in the seven states where it provides those services. Its in-home personal care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand and which we refer to as “Matrix”. Matrix provides nationwide a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix also provides an employee health and wellness solution that is focused on improving employee health with worksite solutions that reinforce business resilience and safe return-to-work outcomes.

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative accounting and applicable reporting standards to be applied for non-governmental entities. All amounts are presented in U.S. dollars, unless otherwise noted.

The Company accounts for its investment in Matrix using the equity method, as the Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on the management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s consolidated financial statements. See Note 7, Equity Investment, for further information.

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

2. Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The accompanying consolidated financial statements include ModivCare Inc., its wholly-owned subsidiaries, and entities it controls, or in which it has a variable interest and is the primary beneficiary of expected cash profits or losses. The Company records its investments in entities that it does not control, but over which it has the ability to exercise significant influence, using the equity method. The Company has eliminated significant intercompany transactions and accounts.

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

The Company’s bad debt expense from continuing operations for the years ended December 31, 2020, 2019 and 2018 was $0.6 million, $3.2 million and $0.3 million, respectively.

Business Combinations

The Company accounts for business acquisitions in accordance with ASC Topic 805, Business Combinations, with assets and liabilities being recorded at their acquisition date fair value and goodwill being calculated as the purchase price in excess of the net identifiable assets. See Note 3, Acquisitions, for further discussion of the Company’s acquisitions.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation, or at fair value if the assets were initially recorded as the result of a business combination or if the asset was remeasured due to an impairment. Depreciation is calculated using the straight-line method over the estimated useful life of the asset to the Company. Maintenance and repairs are expensed as incurred. Gains and losses resulting from the disposition of an asset are reflected in operating expense.

Recoverability of Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment annually, or more frequently if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. We perform our annual goodwill impairment test as of December 31.

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

The fair value of the Company's reporting units is estimated using either an income approach, a market valuation approach, a transaction valuation approach or a blended approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The transaction valuation approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to publicly available transactional data involving both publicly traded and private entities in similar lines of business. The Company’s significant estimates in both the market and transaction approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

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

Accrued Transportation Costs

The Company generally contracts with third-party providers to provide transportation. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $79.7 million and $87.1 million at December 31, 2020 and 2019, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes direct expenses incurred in connection with its credit facilities and other borrowings, and amortizes such expenses over the life of the respective credit facility or other borrowings. Fees charged by lenders on the revolving facility and all fees charged by third parties are recorded as deferred financing costs and fees charged by lenders on term loans are recorded as a debt discount. Deferred financing costs for the revolving loan, net of amortization, totaling $1.5 million as of December 31, 2020 are included in “Prepaid expenses and other” on the consolidated balance sheets. Deferred financing costs for the revolving loan were an immaterial amount for the year ended December 31, 2019. Deferred financing costs for the $500.0 million senior unsecured notes of $14.0 million are netted against the carrying balance of the long-term debt on the consolidated balance sheet as of December 31, 2020.

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

The Company's service revenues consist primarily of capitated revenues, including revenues attributable to capitated contracts with health plans and, to a lesser extent, revenues based on a fee-for-service ("FFS") structure where revenue represents revenue earned under contracts in which we will collect a specified amount. See further information in Note 5, Revenue Recognition.

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

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. These impacts were related to our WD Services segment, which has since met the criteria for classification as discontinued operations. Upon adoption of ASU 2014-09, the cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2018 were as follows (in thousands):

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

•The Company calculates the fair value of stock options using the Black-Scholes option-pricing formula. The fair value of restricted stock awards or units is determined based on the closing market price of the Company’s Common Stock on the date of grant. Forfeitures are recorded as they occur. The expense for stock-based compensation awards is amortized on a straight-line basis over the requisite service period, which is typically the vesting period.
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

The Company has recorded a valuation allowance which includes amounts for certain carryforwards and deferred tax assets, as more fully described in Note 21, Income Taxes, for which the Company has concluded that it is more likely than not that these carryforwards and deferred tax assets will not be realized in the ordinary course of operations.

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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted. See Note 21, Income Taxes, for a discussion of the impact on the Company from these acts.

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

The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred.  As of December 31, 2020 and 2019, the Company had reserves of $6.3 million and $4.3 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies, net of expected receivables for losses in excess of SPCIC’s historical insurance limits.  The gross reserve as of December 31, 2020 and 2019 of $8.0 million and $12.8 million, respectively, is classified as “Self-funded insurance programs" and “Other long-term liabilities” in the consolidated balance sheets.  The estimated amount to be reimbursed to SPCIC as of December 31, 2020 and 2019 was $1.7 million and $8.5 million, respectively, and is classified as “Other receivables” and “Other assets” in the consolidated balance sheets.

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $0.3 million per person, subject to an aggregating stop-loss limit of $0.4 million. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2020 and 2019, the Company had $2.0 million and $1.9 million, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “Self-funded insurance programs” in the consolidated balance sheets.

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See Note 24, Discontinued Operations, for a summary of discontinued operations related to prior years.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by taking net income (loss) attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings per share, see Note 18, Earnings Per Share.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2020:

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The amendments in ASU 2016-13 superseded much of the existing guidance for reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments in ASU 2016-13 affected loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted ASU 2016-13 on January 1, 2020. This guidance did not have a material impact on the consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which removed, modified, and added additional disclosures related to fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. This guidance did not have an impact on the consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

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

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2020-02"). ASU 2020-02 provides interpretive guidance on methodologies and supporting documentation for measuring credit losses, with a focus on the documentation the SEC would normally expect registrants engaged in lending transactions to prepare and maintain to support estimates of current expected credit losses for loan transactions. The Company adopted ASU 2020-02 on February 6, 2020, as the ASU was effective upon issuance. This guidance did not have an impact on the consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03") to make improvements to ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies as defined by the SEC, should adopt ASU 2020-03 during 2020. The Company adopted ASU 2020-03 on April 1, 2020. This guidance did not have an impact on the consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

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
3. Acquisitions

Simplura Health Group

On November 18, 2020 the Company completed its previously announced acquisition of Simplura Health Group (“Simplura”). Simplura was a nonpublic entity that specializes in home care services offering placements of personal care assistants, home health aides, and skilled nurses for senior citizens, disabled adults and other high-needs patients. Simplura operates from its headquarters in Valley Stream, New York, with approximately 57 branches across seven states, including in several of the nation’s largest home care markets. The acquisition of Simplura adds a higher-margin business in non-medical personal care—a large, rapidly growing sector of healthcare that compliments the NEMT segment.

The stock transaction was accounted for in accordance with ASC 805, Business Combination where a wholly-owned subsidiary of ModivCare Inc., acquired 100 percent of the voting stock of Simplura for $545.2 million which represents a purchase price of $566.4 million less $21.2 million of cash that was acquired.

The following is a preliminary estimate, as a result of certain items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of November 17, 2020 (in thousands):

Cash	$21,182
Accounts receivable (1)	69,882
Prepaid expenses and other (2)	9,089
Property and equipment (3)	1,640
Intangible assets (4)	264,770
Operating right of use asset (5)	11,725
Goodwill (6)	309,711
Other assets (7)	4,561
Accounts payable and accrued liabilities (8)	(46,043)
Accrued expense (8)	(2,564)
Deferred revenue (8)	(2,871)
Deferred acquisition payments (9)	(4,046)
Deferred acquisition note payable (8)	(1,050)
Operating lease liabilities (5)	(11,725)
Deferred tax liabilities (10)	(57,883)
Total of assets acquired and liabilities assumed	$566,378

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances. Upon finalization of the preliminary items noted below there may be related adjustments to goodwill and income taxes. All items are expected to be finalized by the second quarter of 2021.

(1) Management has valued accounts receivables based on the estimated future collectability of the receivables portfolio. This estimate is preliminary as the Company's evaluation of the collectability of receivables is ongoing.
(2) Given the short-term nature of the balance of prepaid expenses carrying value represents the fair value.
(3) The acquired property and equipment consists primarily of leasehold improvements, furniture and fixtures, and vehicles. The fair value of the property and equipment was determined based upon the best and highest use of the property with final values determined using cost and comparable sales methods.
(4) The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	15 years	$221,000
Trademarks and trade names	Amortizable	10 years	43,000
Licenses	Not Amortizable	Indefinite	770
			$264,770

The Company valued trademarks/names utilizing the relief of royalty method and payor network utilizing the multi-period excess earnings method, a form of the income approach. These estimates are preliminary as the Company continues to evaluate inputs and assumptions used in arriving at the fair value of the intangible assets.

(5) The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) was based on current market rates available to the Company. This assessment is preliminary as of the date of our filing and will be finalized with final purchase accounting.
(6) The acquisition preliminarily resulted in $309.7 million of goodwill as a result of expected synergies due to value-based care and solutions being provided to similar patient populations that partner with many of the same payor groups. None of the acquired goodwill is deductible for tax purposes.
(7) Included in Other assets are indemnification guarantees with a value of $3.9 million, obtained in conjunction with the acquisition of Simplura to cover certain acquired liabilities totaling approximately $3.9 million.
(8) Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the acquisition date.

(9) Deferred acquisition payments are associated with historical acquisitions by the Simplura Health Group.
(10) Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 21, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Assuming Simplura had been acquired as of January 1, 2019, and the results of Simplura had been included in operations beginning on January 1, 2019, the following tables provide estimated unaudited pro forma results of operations for the years ended December 31, 2020 and 2019 (in thousands except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to the acquisition, transaction costs and other non-recurring costs directly attributable to the transaction and the impact of the additional debt to finance the acquisition.

	Year Ended December 31,
	2020	2019
Proforma:
Revenue	$1,775,428	$1,977,156
Income (loss) from continuing operations, net	59,384	(16,946)
Diluted earnings (loss) per share	0.05	(1.65)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated or the future operating results.

The supplemental proforma earnings were adjusted to exclude the impact of Simplura's historical interest expense of $23.5 million and $28.0 million for 2020 and 2019, respectively. Additionally the earnings were adjusted to remove the impact of the financing for the acquisition through $486.0 million of long-term debt incurred in the form of senior unsecured notes, net of $14.0 million deferred financing fees, and borrowing of $75.0 million under the existing credit agreement. These adjustments increase the earnings by $26.6 million and $35.0 million for 2020 and 2019, respectively. Acquisition-related costs were expensed as incurred and the Company recorded transaction costs that are expensed in selling, general and administrative expenses during the year ended December 31, 2020 of approximately $10.5 million. Transaction expenses consisted of professional fees for advisory, consulting and underwriting services as well as other incremental costs directly related to the acquisition.

For the period subsequent to the acquisition date included in the results of operations for the year ended December 31, 2020, Simplura had net revenue of $54.0 million and a net income of $1.4 million.

NMT

On May 6, 2020, ModivCare entered into an equity purchase agreement with the Seller and National MedTrans, LLC ("NMT"), acquiring all of the outstanding capital stock. NMT was acquired for total consideration of $80.0 million less certain adjustments, in an all cash transaction.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The Company incurred transaction costs for the acquisition of $0.8 million during the year ended December 31, 2020. These costs were capitalized as a component of the purchase price.

The consideration paid for the acquisition is as follows (in thousands):

Value
Consideration paid	$80,000
Transaction costs	774
Restricted cash received	(3,109)
Net consideration	$77,665

Restricted cash acquired was related to a security reserve for a contract and is presented in other current assets in our consolidated balance sheet as of December 31, 2020. No liabilities were assumed.

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor relationships	Amortizable	6 years	$75,514
Trade names and trademarks	Amortizable	3 years	2,151
			$77,665

Circulation

During 2017, the Company made an equity investment in Circulation, which was accounted for as a cost method investment. On September 21, 2018, the Company, acquired all of the outstanding equity of Circulation, which offers a full suite of logistics solutions to manage non-emergency transportation across all areas of healthcare, powered by its HIPAA-compliant digital platform. Circulation enables administration of transportation benefits, proactively monitors for fraud, waste and abuse, and integrates all transportation capabilities (e.g. outsourced transportation, owned fleets, and other medical logistics services), while emphasizing patient convenience and satisfaction. Circulation’s proprietary platform simplifies ordering, improves reliability and efficiency, and reduces transportation spend. The Company believes the acquisition advances the Company's central mission of reducing transportation as a barrier to healthcare and will help deliver a differentiated user experience and provide a core technology and analytics platform that better positions the Company for growth.

The purchase price was comprised of cash consideration of $45.1 million paid to Circulation’s equity holders (including holders of vested Circulation stock options), other than ModivCare. Per the terms of the Agreement and Plan of Merger (the “merger agreement”), dated as of September 14, 2018, by and among the Company, Catapult Merger Sub, a wholly-owned subsidiary of the Company (“Merger Sub”), Circulation and Fortis Advisors LLC, as the representative of Circulation’s equity holders, ModivCare assumed certain unvested Circulation stock options under similar terms and conditions to the existing option awards previously issued by Circulation. The merger agreement also required $1.0 million to be paid three years after the closing date of the transaction to each of the two co-founders of Circulation subject to their continued employment or provision of consulting services to the Company. This requirement was reduced in 2019 to one co-founder of Circulation as the other co-founder is no longer with the Company. The value of the options assumed and co-founder hold back is accounted for as compensation, over the relevant vesting period, as such amounts are tied to future service conditions.

The Company’s initial investment in Circulation was $3.0 million in July 2017 to acquire a minority interest. As a result of the transactions pursuant to the merger agreement, the fair value of this pre-acquisition interest increased to $9.6 million, and thus the Company recognized a gain of $6.6 million. This gain was recorded as “Gain on remeasurement of cost method investment” on the Company’s consolidated statement of operations for the year ended December 31, 2018. The Company determined the fair value of its pre-acquisition equity interest by multiplying the number of shares it held in Circulation pre-acquisition by the per-share consideration validated by reference to the total merger consideration agreed to with other unrelated equity holders in Circulation.

The Company incurred acquisition and related costs for this acquisition of $1.7 million during the year ended December 31, 2018. These expenses were primarily included in general and administrative expenses in the consolidated statements of operations.

The purchase price of Circulation was calculated as follows (in thousands):

Cash purchase of common stock	$45,123
ModivCare’s acquisition date fair value equity interest in Circulation	9,577
Total consideration	$54,700

The table below presents Circulation’s net assets at the date of acquisition based upon the final estimate of respective fair values (in thousands):

Cash	$1,302
Accounts receivable	996
Other assets	216
Property and equipment	49
Intangibles	15,700
Goodwill	40,001
Deferred taxes, net	(2,199)
Accounts payable and accrued liabilities	(1,244)
Deferred revenue	(69)
Other non-current liabilities	(52)
Total of assets acquired and liabilities assumed	$54,700

None of the acquired goodwill is deductible for tax purposes.

The fair value of intangible assets was as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Customer relationships	Amortizable	3 years	$1,400
Trademarks and trade names	Amortizable	3 years	200
Developed technology	Amortizable	5 years	14,100
			$15,700
The amounts of Circulation’s revenue and net income included in the Company’s consolidated statement of operations for the year ended December 31, 2018, and the unaudited pro forma revenue and net (loss) income attributable to ModivCare of the combined entity had the acquisition date been January 1, 2017, were (in thousands):

	Year Ended December 31, 2018
Actual Circulation:
Revenue	$2,205
Net loss	$(2,108)

	Year Ended December 31,
	2018	2017
Pro forma:
Revenue	$1,388,203	$1,319,195
Net (loss) income attributable to ModivCare	(21,541)	49,097
Diluted (loss) earnings per share	$(2.11)	$2.85
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

4.    Segments

On November 18, 2020, the Company acquired Simplura Health Group, which operates as a home personal care service provider. As a result, at December 31, 2020, the Company’s chief operating decision maker reviews financial performance and allocates resources based on three segments as follows:

•NEMT - which operates primarily under the brands ModivCare Solutions, LLC, and Circulation, is the largest manager of NEMT programs for state governments and MCOs in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal, certain strategic and development functions and the Company’s insurance captive.
•Personal Care - which consists of Simplura Health Group, and provides non-medical home care to Medicaid patient populations, including seniors and disabled adults, in need of care monitoring and assistance performing activities of daily living.
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

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31, 2020
	NEMT	Matrix Investment	Personal Care	Total
Service revenue, net	$1,314,705	$—	$53,970	$1,368,675

Service expense	1,036,288	—	42,507	1,078,795
General and administrative expense	133,212	—	7,327	140,539
Depreciation and amortization	24,516	—	1,667	26,183
Operating income	$120,689	$—	$2,469	$123,158

Equity in net (income) loss of investee	$—	$(8,860)	$—	$(8,860)
Equity investment	$—	$137,466	$—	$137,466
Goodwill	$135,216	$—	$309,711	$444,927
Total assets	$594,952	$137,466	$693,495	$1,425,913

	Year Ended December 31, 2019
	NEMT	Matrix Investment	Total
Service revenue, net	$1,509,944	$—	$1,509,944

Service expense	1,401,152	—	1,401,152
General and administrative expense	67,244	—	67,244
Depreciation and amortization	16,816	—	16,816
Operating income	$24,732	$—	$24,732

Equity in net loss of investee	$—	$29,685	$29,685
Equity investment	$—	$130,869	$130,869
Goodwill	$135,216	$—	$135,216
Total assets	$466,357	$130,869	$597,226

	Year Ended December 31, 2018
	NEMT	Matrix Investment	Total
Service revenue, net	$1,384,965	$—	$1,384,965

Service expense	1,253,608	—	1,253,608
General and administrative expense	77,093	—	77,093
Asset impairment charge	14,175	—	14,175
Depreciation and amortization	15,813	—	15,813
Operating income	$24,276	$—	$24,276

Equity in net income of investee	$—	$6,158	$6,158

5.    Revenue Recognition

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

Capitation structure

Under capitation, payors pay a fixed amount per enrolled member. For capitated contracts we assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of members in the customer’s program. Revenue is recognized based on the population served during the period. Under certain capitated contracts known as reconciliation contracts, partial payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled to actual utilization and costs and may result in refunds to the customer, or additional payments due from the customer. Other capitated contracts known as risk corridor contacts, allow for profit within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead record a liability within the Reconciliation Contract Payable account, to return back to the customer upon reconciliation at a later date. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual enrollee, providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

Fee-for-service structure

Fee-for-service ("FFS") revenue represents revenue earned under contracts in which we bill and collect a specified amount for each services that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances and policy discounts in the case of third-party payors.

Customer Information

Of the NEMT Segment’s consolidated revenue, 9.5%, 12.7% and 12.6% was derived from one U.S. state Medicaid program for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, substantially all of the Company’s revenues are generated from domestic governmental agencies or entities that contract with governmental agencies.

Disaggregation of Revenue
The following table summarizes disaggregated revenue from contracts with customers for the years ended December 31, 2020 and 2019 by contract type (in thousands):

	Year Ended December 31,
	2020	2019
State Medicaid and Medicare agency contracts	$670,082	$736,030
Managed care organization contracts	698,593	773,914
Total Service revenue, net	$1,368,675	$1,509,944

Capitated contracts	$1,132,929	$1,277,241
Non-capitated contracts	235,746	232,703
Total Service revenue, net	$1,368,675	$1,509,944

The table above includes $54.0 million of revenue for the year ended December 31, 2020 related to the Personal Care Segment through the acquisition of Simplura. Simplura's revenue is non-capitated and approximately 40% is generated from state Medicaid and Medicare agency contracts, while the other 60% is generated from MCO and other private pay contracts.

During the years ended December 31, 2020 and 2019, the Company recognized a reduction of $2.1 million and an increase of $10.8 million, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.
Related Balance Sheet Accounts
The following table provides information about accounts receivable, net as of December 31, 2020 and 2019, inclusive of a reconciliation contract receivable, which is a receivable balance from reconciliation type contracts and risk corridor contracts (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable	$164,622	$124,868
Reconciliation contract receivable	35,724	61,481
Allowance for doubtful accounts	(2,403)	(5,933)
Accounts receivable, net	$197,943	$180,416

The following table provides information about other accounts included on the accompanying consolidated balance sheets inclusive of a reconciliation contract payable, which is a payable balance from reconciliation type contracts and risk corridor contracts (in thousands):

	December 31, 2020	December 31, 2019
Reconciliation Contract Payable, included in “accrued expenses”	$101,705	$15,706
Reconciliation Contract Payable, included in "other long-term liabilities"	72,183	—
Deferred revenue, current	2,923	227
Deferred revenue, long-term, included in “other long-term liabilities”	566	758

During the years ended December 31, 2020 and 2019, $0.4 million and $0.5 million of deferred revenue, respectively, was recognized.
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

6.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$183,281	$61,520
Restricted cash, current	75	153
Cash, cash equivalents and restricted cash	$183,356	$61,673

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

7. Equity Investment

Matrix

As of December 31, 2020 and 2019, the Company owned a 43.6% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying consolidated statements of operations. During the year ended December 31, 2019, Matrix recorded asset impairment charges of $55.1 million.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2020 and 2019 totaled $137.5 million and $130.9 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	December 31,
	2020	2019
Current assets	$143,110	$64,221
Long-term assets	619,642	631,007
Current liabilities	81,920	31,256
Long-term liabilities	351,036	351,380

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Revenue	$414,622	$275,391	$282,067
Operating income (loss)	39,412	(61,000)	(1,186)
Net income (loss)	15,137	(69,353)	(19,962)

8.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following (in thousands):

	December 31,
	2020	2019
Prepaid income taxes	$14,633	$2,942
Prepaid insurance	7,577	1,317
Prepaid rent	1,196	868
Other	8,479	5,815
Total prepaid expenses and other	$31,885	$10,942

9.    Property and Equipment

Property and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful			December 31,
	Life (years)			2020	2019
Software	3	—	10	$31,830	$27,339
Computer and telecom equipment	3	—	5	28,446	30,313
Leasehold improvements	Shorter of 7 years or lease term			8,419	8,290
Automobiles		5		4,846	3,931
Construction and development in progress		N/A		4,721	3,104
Furniture and fixtures	5	—	10	2,330	1,711
				80,592	74,688
Less accumulated depreciation				(53,048)	(51,445)
Total property and equipment, net				$27,544	$23,243

Depreciation expense from continuing operations was $9.5 million, $10.6 million and $12.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Following the acquisition of Circulation, the Company determined it would not continue the development of the LCAD NextGen technology (“NextGen”). As a result, the Company recorded an asset impairment charge of $14.2 million in the consolidated statement of operations for the year ended December 31, 2018.

10. Goodwill and Intangibles

Goodwill

There were no changes in goodwill from December 31, 2018 to December 31, 2019. Changes in goodwill were as follows for the period from December 31, 2019 to December 31, 2020 (in thousands):

ModivCare
Balances at December 31, 2019
Goodwill	$231,216
Accumulated impairment losses	(96,000)
135,216

Acquisition of Simplura	309,711
Balances at December 31, 2020
Goodwill	540,927
Accumulated impairment losses	(96,000)
$444,927

The total amount of goodwill from continuing operations that was deductible for income tax purposes related to acquisitions as of December 31, 2020 was $52.2 million.

Impairment

The Company did not record any goodwill or intangible asset impairment charges for continuing operations for the years ended December 31, 2020, 2019 and 2018.

Intangible Assets

Intangible assets are comprised of acquired customer relationships, trademarks and trade names, and developed technology. Intangible assets consisted of the following (in thousands, except estimated useful lives):

		December 31,
		2020		2019
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Payor relationships	3 - 15	$341,714	$(48,952)	$45,200	$(35,980)
Developed technology	5	14,100	(6,345)	14,100	(3,525)
Trademarks and trade names	3 - 10	45,351	(986)	200	(84)
New York LHCSA Permit	Indefinite	770	—	—	—
Total		$401,935	$(56,283)	$59,500	$(39,589)

The weighted-average amortization period at December 31, 2020 for intangibles was 12.3 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was $16.7 million, $6.2 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2020 (in thousands):

Year	Amount
2021	$38,504
2022	37,864
2023	34,040
2024	31,685
2025	31,685
Total	$173,778

11.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued contract payments	$101,705	$15,706
Accrued compensation and related liabilities	57,201	8,941
Other	23,560	9,788
Accrued cash settled stock-based compensation	19,376	3,282
Union pension obligation	6,632	—
Accrued interest	4,927	228
Accrued legal fees	3,228	788
Accrued income taxes	2,042	—
Total accrued expenses	$218,671	$38,733

The CARES Act (discussed in Note 21, Income Taxes) provides for deferred payment of the employer portion of social security (FICA) taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Accrued compensation and related liabilities amount includes $20.8 million related to this deferral.

12. Restructuring and Related Reorganization Costs

Corporate and Other

On April 11, 2018, the Company announced the Organizational Consolidation to transfer all job responsibilities previously performed by employees of the holding company to ModivCare Solutions, LLC and to close the corporate offices in Stamford, Connecticut and Tucson, Arizona. The Company adopted an employee retention plan designed to retain the holding company level employees during the transition. The employee retention plan became effective on April 9, 2018 and provided for certain payments and benefits to those employees if they remained employed with the Company through a retention date established for each individual, subject to a fully executed retention letter. The Organizational Consolidation was completed during the second quarter of 2019.

A total of $4.3 million in restructuring and related costs was incurred during the year ended December 31, 2019, related to the Organizational Consolidation. These costs include $2.4 million of retention and personnel costs, $0.3 million of stock-based compensation expense, $0.2 million of depreciation and $1.3 million of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying consolidated statements of operations.

A total of $13.1 million in restructuring and related costs was incurred on a cumulative basis through December 31, 2019 related to the Organizational Consolidation. These costs include $7.5 million of retention and personnel costs, $2.0 million of stock-based compensation expense, $0.7 million of depreciation and $2.8 million of other costs, primarily related to recruiting and legal costs.

No restructuring or related costs were incurred related to the Organizational Consolidation for the year ended December 31, 2020. There was no restructuring liability as of December 31, 2019 and 2020.

During the year ended December 31, 2020, the Company incurred approximately $0.7 million of restructuring expense for the closure of its Las Vegas contact center. The majority of these costs were recorded to “Service expense” and the remainder were recorded to "General and administrative expense".

13. Debt

Finance Leases

At December 31, 2020, and 2019, the Company's total finance lease obligations were $0.1 million and $0.4 million, respectively. The Company has finance leases for IT hardware and software with termination dates ranging from January 2019 through October 2020. The terms of the leases are between 12 and 36 months, with interest recorded at an incremental borrowing rate of 3.28%. Due to the adoption of ASC 842 on January 1, 2019, the Company recognizes capital lease and obligations as finance lease assets and liabilities. For more information on the adoption of ASC 842 and accounting for capital leases and obligations, see Note 17, Leases and Service Commitments.

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

As of December 31, 2020, the Company had no borrowings outstanding on the Credit Facility; however, had letters of credit outstanding in the amount of $17.2 million. As of December 31, 2020, the Company’s available credit under the Credit Facility was $207.8 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2020.

Senior Unsecured Notes

On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Notes”). The Notes were issued pursuant to an indenture, dated November 4, 2020 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing and future senior indebtedness, be effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the Credit Facility, to the extent of the value of the assets securing such indebtedness, and be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue disqualified capital stock; make certain investments; create or incur certain liens; enter into certain transactions with affiliates; merge, consolidate, amalgamate or transfer substantially all of its assets; agree to dividend or other payment restrictions affecting its restricted subsidiaries; and transfer or sell assets, including capital stock of its restricted subsidiaries. These covenants, however, are subject to a number of important exceptions and qualifications, and certain covenants may be suspended in the event the Notes are assigned an investment grade rating from two of three ratings agencies.

The Indenture provides that the Notes may become subject to redemption under certain circumstances, including if certain escrowed property has not been released from the escrow account in connection with the consummation of the acquisition of the Simplura Group. The Company may also redeem the Notes, in whole or in part, at any time prior to November 15, 2022, at a price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption plus a “make-whole” premium set forth in the Indenture. In addition, the Company may redeem up to 40% of the Notes prior to November 15, 2022, at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the proceeds of certain equity offerings, subject to certain conditions as specified in the Indenture Agreement. At any time prior to November 15, 2022, during each calendar year, the Company may redeem up to 10% of the aggregate principal amount of the Notes at a purchase price equal to 103% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

On or after November 15, 2022, the Company may redeem all or a part of the Notes upon not less than ten days’ nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years indicated below:

Year	Percentage
2022	102.938%
2023	101.469%
2024 and thereafter	100.000%

The Company will pay interest on the Notes at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15th, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $9.0 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire Simplura. That commitment expired unused upon closing of the Notes and the fee was expensed in Q4 2020.

Debt issuance costs of $14.5 million were incurred in relation to the Notes issuance and these costs were deferred and amortized to interest cost over the term of the Notes. As of December 31, 2020, approximately $14.0 million of unamortized deferred issuance costs was netted against the long-term debt balance on the balance sheet.

14. Convertible Preferred Stock

Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and us, we issued 805,000 shares of Preferred Stock, which were eligible for a cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our Board, at the rate of 5.5% per annum on the liquidation preference then in effect.

Cash dividends were payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, began to accrue on the first day of the applicable dividend period. Cash dividends on redeemable convertible preferred stock totaling $2.0 million, $4.4 million, and $4.4 million were distributed to convertible preferred stockholders for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In accordance with ASC 260, Earnings Per Share, retained earnings was reduced by the excess of the fair value of the consideration transferred over the carrying amount of the shares surrendered. The impact to retained earnings of the excess consideration transferred, including the direct costs incurred, and write-off of any unamortized issuance costs was $52.1 million as of December 31, 2020.

The Preferred Stock was accounted for outside of stockholders’ equity as it could be redeemed upon certain change in control events that were not solely in the control of the Company. Dividends were recorded in stockholders’ equity and consist of the 5.5% dividend.

The following table summarizes the Preferred Stock activity for the years ended December 31, 2020 and 2019 (in thousands, except share count):

	Dollar Value	Share Count
Balance at December 31, 2018	$77,392	801,606
Conversion to common stock	(284)	(2,818)
Allocation of issuance costs	12	—
Balance at December 31, 2019	$77,120	798,788
Conversion to common stock	(3,335)	(33,039)
Conversion to common stock pursuant to Conversion Agreement	(37,256)	(369,120)
Preferred stock redemption pursuant to Conversion Agreement	(40,033)	(396,629)
Allocation of issuance costs	3,504	—
Balance at December 31, 2020	$—	—

As of December 31, 2019, the outstanding shares of Preferred Stock were convertible into 2.0 million shares of Common Stock. As of December 31, 2020, there were no shares of convertible preferred stock outstanding.

15.    Stockholders’ Equity

At December 31, 2020 and 2019 there were 19.6 million and 18.1 million shares of the Company’s Common Stock issued, respectively, including 5.3 million and 5.1 million treasury shares at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, 0.4 million shares of the Company’s common stock were reserved for future issuances related to the exercise of stock options and restricted stock awards.

Issuer Purchases of Equity Securities

On August 6, 2019, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $100.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2019, at which time it expired. On March 11, 2020, the Board of Directors authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2020. A total of 0.2 million and 0.1 million shares were repurchased under this program for approximately $10.2 million and $6.0 million, during the years ended December 31, 2020 and 2019, respectively.

Equity Award Withholding

During the years ended December 31, 2020, 2019 and 2018, the Company withheld 2,824, 13,268 and 5,242 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards and units. In addition, during the years ended December 31, 2020 and 2018, the Company withheld 322,034 and 12,676 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations and the exercise price upon the exercise of stock options. There were no shares withheld for the year ended December 31, 2019.

16.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

The following table summarizes the activity under the 2006 Plan as of December 31, 2020:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	1,250,381	297,379	93,227

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service expense	$222	$572	$200
General and administrative expense	3,708	4,842	$8,787
Equity in net loss of investees	—	—	137
Income from discontinued operations, net of tax	—	—	6
Total stock-based compensation	$3,930	$5,414	$9,130

Stock-based compensation included in General and administrative expense is related to the NEMT Segment, except a select group of employees that are included within Service expense. The amount included in equity in net loss of investee is related to the Matrix Investment Segment, as a member of Matrix management held ModivCare equity awards.

The amounts above exclude tax benefits of $1.1 million, $1.4 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options

The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020			2019			2018
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	28.3%	—	38.1%	27.5%	—	33.0%	26.5%	—	39.8%
Risk-free interest rate	0.2%	—	1.4%	1.6%	—	2.5%	2.3%	—	2.9%
Expected life of options (years)	3.5	—	4.4	1.8	—	5.3	1.3	—	6.5

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

Stock options granted under the 2006 Plan vest ratably in equal annual installments over 3 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements, and expire after 5 to 10 years.

During the year ended December 31, 2020, the Company issued 0.4 million shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2020:

	Year ended December 31, 2020
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period, January 1	642,496	$64.75
Granted	97,377	71.56
Exercised	(372,478)	68.22
Forfeited/Canceled	(63,672)	61.84
Expired	(6,344)	14.19
Outstanding at end of period, December 31	297,379	$64.32	4.82	$22,103
Vested or expected to vest at end of period, December 31	297,379	$64.32	4.82	$22,103
Exercisable at end of period, December 31	54,546	$61.59	3.72	$4,202

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands, except for share price):

	Year ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share	$71.56	$16.30	$15.08
Options exercised:
Total intrinsic value	$26,228	$3,204	$6,805
Cash received	$25,413	$11,142	$12,413

Restricted Stock Awards

Restricted stock awards (RSAs) granted under the 2006 Plan vest ratably in equal annual installments over 3 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements or as determined by the Compensation Committee.

During the year ended December 31, 2020, the Company issued 22,724 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2019, 2018 and 2017 under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted Common Stock during the year ended December 31, 2020:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of period, January 1	91,477	$59.84
Granted	39,566	$71.30
Vested	(22,724)	$60.11
Forfeited or cancelled	(15,092)	$58.84
Non-vested at end of period, December 31	93,227	$64.81

As of December 31, 2020, there was approximately $7.5 million of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 4.82 years. The total fair value of vested stock options and RSAs was $5.2 million, $6.9 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash Settled Awards

During the years ended December 31, 2020, 2019 and 2018, respectively, the Company issued 1,952, 1,857 and 2,017 stock equivalent units (“SEUs”), which settle in cash upon vesting, to Coliseum Capital Partners, L.P., in lieu of grants to Christopher Shackelton, Chairman of the Board, for his service on the Board, which vest over a period of one to three years from the vesting date. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The Company recorded an expense of $0.3 million and $0.2 million for SEUs during the years ended December 31, 2020 and 2018, respectively. The Company had an immaterial expense for SEUs for the year ended December 31, 2019.

During the year ended December 31, 2014, the Company issued 200,000 stock option equivalent units (“SOEUs”), with an exercise price of $43.81 per share, which settle in cash, to Coliseum Capital Partners, L.P in lieu of a grant to Christopher Shackelton, for other services rendered. All SOEUs were outstanding and exercisable at December 31, 2020. No additional SOEUs were granted during the years ended December 31, 2020, 2019 and 2018. The Company recorded an expense of $15.8 million for SOEUs during the year ended December 31, 2020 and a benefit of $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. These impacts are included in “General and administrative expense” in the consolidated statements of operations.

As of December 31, 2020 and 2019, the Company had a short-term liability of $19.0 million and $3.3 million, respectively, in “Accrued expenses” in the consolidated balance sheets related to unexercised vested and unvested cash settled share-based payment awards. The cash settled share-based compensation expense in total excluded a tax benefit of $4.5 million for the year ended December 31, 2020, tax expense of $0.1 million for the year ended December 31, 2019 and a tax benefit of $4.0 million for the year ended December 31, 2018. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of 0.8 years; however, the total expense for both SEUs and SOEUs will continue to be adjusted until the awards are settled.

17. Long-Term Incentive Plans

In connection with the acquisition of Circulation, the Company established a management incentive plan (“MIP”). During the three months ended March 31, 2019, the MIP was amended to remove the previously included performance requirements and to provide for a total fixed payment of $12.0 million to the group of MIP participants. During the year ended December 31, 2019, the MIP was further amended to a total fixed payment of $2.7 million. The payout date is within 30 days following the finalization of the Company’s audited financial statements for the fiscal year ending December 31, 2021 and the payout is subject to the participant remaining employed by the Company through December 31, 2021, except for certain termination scenarios. As of December 31, 2020 and December 31, 2019, the Company has accrued $2.1 million and $1.1 million, respectively, related to the MIP and reflected in "Accrued Expenses" and “Other long-term liabilities” in the consolidated balance sheets.

18.  Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to ModivCare	$88,836	$966	$(18,981)
Dividends on convertible preferred stock outstanding	(1,171)	(4,403)	(4,413)
Dividends paid pursuant to the Conversion Agreement	(816)	—	—
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	(52,139)	—	—
Income allocated to participating securities	(2,239)	—	(1,863)
Net income (loss) available to common stockholders	$32,471	$(3,437)	$(25,257)

Continuing operations	$33,249	$(9,356)	$11,953
Discontinued operations	(778)	5,919	(37,210)
Net income (loss) available to common stockholders	$32,471	$(3,437)	$(25,257)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,567,323	12,958,713	12,960,837
Effect of dilutive securities:
Common stock options	71,651	—	72,410
Restricted stock units	44,334	—	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,683,308	12,958,713	13,033,247

Basic earnings (loss) per share:
Continuing operations	$2.45	$(0.72)	$0.92
Discontinued operations	(0.06)	0.46	(2.87)
Basic earnings (loss) per share	$2.39	$(0.26)	$(1.95)
Diluted earnings (loss) per share:
Continuing operations	$2.43	$(0.72)	$0.92
Discontinued operations	(0.06)	0.46	(2.86)
Diluted earnings (loss) per share	$2.37	$(0.26)	$(1.94)

Income allocated to participating securities is calculated by allocating a portion of net income attributable to ModivCare, less dividends on convertible stock, to the convertible preferred stockholders on a pro-rata as converted basis; however, the convertible preferred stockholders are not allocated losses.

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2020	2019	2018
Stock options to purchase common stock	43,061	583,469	560,547
Convertible preferred stock	—	800,460	802,489

19.    Leases and Service Commitments

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

A summary of all lease classifications in our consolidated balance sheet is as follows (in thousands):

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease ROU assets	$30,928	$20,095
Finance lease assets	Property and equipment, net (1)	367	555
Total leased assets		$31,295	$20,650

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$8,277	$6,730
Finance	Current portion of long-term obligations	45	308
Long-term:
Operating	Operating lease liabilities, less current portion	23,437	14,502
Finance	Finance lease liabilities, less current portion	—	45
Total lease liabilities		$31,759	$21,585
(1) Finance leased assets have an accumulated amortization of $0.6 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$10,323	$45	$10,368
2022	8,756	—	8,756
2023	6,140	—	6,140
2024	4,145	—	4,145
2025	2,833	—	2,833
Thereafter	4,737	—	4,737
Total lease payments	$36,934	$45	$36,979
Less: interest and accretion	(5,220)	—	(5,220)
Present value of minimum lease payments	$31,714	$45	$31,759
Less: current portion	(8,277)	(45)	(8,322)
Long-term portion	$23,437	$—	$23,437

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$7,586	$308	$7,894
2021	5,845	45	5,890
2022	4,869	—	4,869
2023	2,890	—	2,890
2024	1,330	—	1,330
Thereafter	830	—	830
Total lease payments	$23,350	$353	$23,703
Less: interest and accretion	(2,118)	—	(2,118)
Present value of minimum lease payments	$21,232	$353	$21,585
Less: current portion	(6,730)	(308)	(7,038)
Long-term portion	$14,502	$45	$14,547

Lease terms and discount rates are as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating lease costs	4.89	3.68
Finance lease cost	0.08	1.34
Weighted-average discount rate:
Operating lease costs	5.25%	5.25%
Finance lease cost	3.28%	3.28%

For the years ended December 31, 2020 and December 31, 2019, our operating lease cost was $10.4 million and $10.6 million, respectively, and is primarily included in "Service expense” on our accompanying consolidated statements of operations. A summary of other lease information is as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Financing cash flows from finance leases	$(336)	$(718)
Operating cash flows from operating leases	(10,771)	(10,919)
Amortization of operating leased ROU assets to the operating lease liability	9,238	10,133
ROU assets obtained through operating lease liabilities	19,992	6,787

Service Commitments

The Company entered into a contract related to transportation services that includes a minimum volume requirement. If the Company does not utilize the minimum level of services specified in the agreement, a penalty provision applies. Future minimum payments under the service commitments consisted of the following at December 31, 2020 (in thousands):

Service
Commitment
2021	$3,464
Total future minimum payments	$3,464

20.    Retirement Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all employees of its NEMT Services’ operating segment and corporate personnel. The Company, at its discretion, may make a matching contribution to the plan. Any matching contributions vest over 5 years. Unvested matching contributions are forfeitable upon employee termination. Employee contributions are fully vested and non-forfeitable. The Company’s contributions to the plan for continuing operations were $1.0 million, $0.3 million and $0.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

The Personal Care Segment maintains retirement plans for its employees in the form of the All Metro Health Care 401(k) Profit Sharing Plan and Trust (the "Plan"), a defined contribution retirement plan. Employees who have attained the age of 21 and completed six months of employment are eligible. The Company matches 100% of employee contributions, excluding catch-up contributions, if applicable, up to 3% of compensation plus 50% of contributions for the next 2% of compensation.

The Company also maintains a Deferred Compensation Rabbi Trust Plan for highly compensated employees. This plan was put in place to compensate for the inability of highly compensated employees to take full advantage of the Company’s 401(k) plan. Additional information is included in Note 22, Commitments and Contingencies.

21.    Income Taxes

The federal and state tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal income tax (benefit) expense:
Current	$2,689	$(371)	$3,462
Deferred	9,447	(1,166)	(1,157)
Total federal income tax (benefit) expense	12,136	(1,537)	2,305

State income tax expense (benefit):
Current	10,197	2,562	2,113
Deferred	2,472	(1,598)	266
Total state income tax expense	12,669	964	2,379
Total (benefit) provision for income taxes	$24,805	$(573)	$4,684

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal statutory rates	21.0%	21.0%	21.0%
Federal income tax at statutory rates	$24,028	$(1,160)	$4,812
Revaluation of net deferred tax liabilities due to U.S. tax reform	—	—	(286)
Change in valuation allowance	(505)	10	36
Change in uncertain tax positions	116	181	108
State income taxes, net of federal benefit	11,107	721	1,843
Non-taxable income	(124)	(93)	—
Compensation expense	1,036	606	235
Stock-based compensation	(650)	(101)	76
Meals and entertainment	51	81	74
Transaction costs	1,289	—	263
Gain on remeasurement of cost method investment	—	—	(1,381)
Tax credits	(650)	(858)	(1,208)
CARES Act Benefit	(10,984)	—	—
Other	91	40	112
(Benefit) provision for income taxes	$24,805	$(573)	$4,684
Effective income tax rate	21.7%	10.4%	20.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities of continuing operations are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$840	$14,357
Capital loss carryforward	957	1,406
Tax credit carryforwards	389	792
Interest expense carryforward	1,570	—
Accounts receivable allowance	1,923	1,497
Accrued items and reserves	14,511	2,854
Stock-based compensation	852	1,276
Deferred rent	382	476
Deferred revenue	183	207
Other	591	68
Total deferred tax assets	22,198	22,933
Deferred tax liabilities:
Prepaids	2,336	1,766
Property and equipment depreciation	4,600	3,404
Goodwill and intangibles amortization	66,781	5,312
Equity investment	38,400	32,774
Total deferred tax liabilities	112,117	43,256
Deferred tax liabilities, net of deferred tax assets	(89,919)	(20,323)
Less valuation allowance	(2,276)	(2,584)
Net deferred tax liabilities	$(92,195)	$(22,907)

At December 31, 2020, the Company had no federal net operating loss (“NOL”) carryforwards and approximately $19,642 of state NOL carryforwards which expire as follows (in thousands):

2026	$485
2027 and thereafter	19,157
Total state net operating loss carryforwards	$19,642

Approximately $4.1 million of the state NOL carryforwards relate to Circulation's pre-acquisition tax periods and are subject to change of ownership limitations on their use. These limitations are not expected to restrict the ultimate use of these loss carryforwards.

Realization of the Company’s net operating loss carryforwards is dependent on reversing taxable temporary differences and on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, to the extent they are not covered by a valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net change in the total valuation allowance for the year ended December 31, 2020 was a decrease of $0.3 million, of which $0.5 million related to a decrease from current operations, $0.4 million related to a decrease from discontinued operations and $0.6 million related to the balance from the Simplura acquisition. The valuation allowance of $2.3 million includes amounts for state NOLs, capital loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

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

As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities as of December 31, 2017 and recognized a provisional tax benefit of $21.0 million. The Company projected net accumulated deficits in foreign E&P; therefore, no provisional tax expense for deemed repatriation was recognized.
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

CARES ACT

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was enacted into law. The CARES Act includes several significant business tax provisions that, among other things, would allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, and generally loosen the business interest limitation imposed by the Tax Reform Act.

Pursuant to the CARES Act, the Company carried its 2018 NOL back five years. As a result, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%.

As of December 31, 2020, the Company has received $17.0 million of the $27.3 million receivable for the 2018 U.S. NOL carryback. It is anticipated that the remaining $10.3 million refund will be received in the first quarter of 2021.

Unrecognized Tax Benefits

The Internal Revenue Service is currently auditing our consolidated U.S. income tax returns for 2015-2018 due to the large refunds (total of $47.6 million from capital loss and NOL carrybacks) received from the loss on the WD Services sale. In addition, we are being examined by various states and by the Saudi Arabian tax authorities. All known adjustments have been fully reserved.

The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $0.1 million, $0.1 million and $0.1 million, respectively, in interest and penalties from continuing operations. The Company had approximately $0.2 million and $0.2 million, for the payment of penalties and interest of continuing operations accrued as of December 31, 2020 and 2019, respectively.

A reconciliation of the liability for unrecognized income tax benefits for continuing operations is as follows (in thousands):

	December 31,
	2020	2019	2018
Unrecognized tax benefits, beginning of year	$1,403	$1,222	$1,115
Increase related to prior year tax positions	—	133	104
Increase related to current year tax positions	116	128	160
Statute of limitations expiration	—	(80)	(157)
Unrecognized tax benefits, end of year	$1,519	$1,403	$1,222

The entire ending balance in unrecognized tax benefits of $1.5 million as of December 31, 2020 would reduce tax expense and our effective tax rate. The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2015 to 2019.

22.    Commitments and Contingencies

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

In 2017, a subsidiary of newly acquired Simplura Health Group, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit claiming that, among other things, it failed to pay live-in caregivers, who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, the Company may be liable for back wages and litigated damages going back to November 2011.

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

The Company has one deferred compensation plan for management and highly compensated employees of NEMT Services as of December 31, 2020. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $2.6 million and $2.3 million at December 31, 2020 and 2019, respectively.

23.    Transactions with Related Parties

As discussed in Note 16, Stock-Based Compensation and Similar Arrangements, on June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC. Pursuant to the Conversion Agreement, the Company purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Holders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of common stock, a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was equal to $0.8 million.

Further, on September 3, 2020, the Company elected to affect the conversion (the “Conversion”) of all of the outstanding Series A Convertible Preferred Stock. In accordance with the Preferred Stock Conversion Agreement dated June 8, 2020 (as amended), immediately prior to the Conversion, the Company repurchased 27,509 shares of Series A Preferred Stock from the Holders for a cash amount equal to $209.88 per share of Series A Preferred Stock and a cash amount equal to accrued but unpaid dividends on such shares through the day prior to the Conversion.

Convertible preferred stock dividends earned by the Coliseum Stockholders during the years ended December 31, 2020 and 2019 totaled $2.0 million and $4.2 million respectively, including accrued dividends paid pursuant to the Conversion Agreement.

24.   Discontinued Operations

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

The total cash consideration of the sale was $46.5 million, with the buyer retaining existing WD Services cash of $21.0 million. In addition to the purchase consideration, the Company expects to realize cash tax benefits of approximately $63.8 million from the transaction (considering CARES Act impact), of which $52.1 million ($48.6 million of refunds and $3.5 million of avoided payments) have been realized as of December 31, 2020. The remaining cash tax benefit of $11.7 million is expected to be realized as refunds and offsets to tax payments over the next year. In addition, $0.9 million of benefits related to capital loss carryforwards is available, which amount was reserved as of December 31, 2020.

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

Results of Operations

The following table summarizes the results of operations classified as income (loss) from discontinued operations related to the WD services segment, net of tax, for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year ended December 31,
	2020	2019	2018
Service revenue, net	$—	$—	$264,553

Operating expenses:
Service expense	—	—	248,824
General and administrative (income) expense	1,116	(2,652)	26,400
Asset impairment charge	—	—	9,203
Depreciation and amortization	—	—	11,864
Total operating (benefit) expenses	1,116	(2,652)	296,291
Operating income (loss)	(1,116)	2,652	(31,738)

Other expenses:
Interest expense, net	—	—	35
Gain on foreign currency transactions	—	—	(388)
Other gain	—	—	(87)
Income (loss) from discontinued operations before loss on disposition and income taxes	(1,116)	2,652	(31,298)
Loss on disposition	—	—	(53,692)
(Provision) benefit for income taxes	338	(2,734)	47,937
Loss from discontinued operations, net of tax	$(778)	$(82)	$(37,053)

The loss on disposition in the table above includes the reclassification of translation loss realized upon sale of subsidiaries of $30.0 million. The benefit for income taxes in the table above for the WD Services segment includes tax benefits on the WD Services Sale of $51.9 million (original estimate before CARES Act impact) and income tax expense on WD Services operations of $3.4 million.

Asset impairment charges

In connection with classifying the assets and liabilities of Ingeus France as held for sale during the year ended December 31, 2018, the carrying value of the assets and liabilities was reduced to its estimated fair value less selling costs. As a result, an impairment charge of $9.2 million was recorded during the year ended December 31, 2018 and is included in “Asset impairment charge” in the table above.

Loss on disposition, net of tax

The total loss on disposition, net of tax, related to the sale of WD Services subsidiaries during the year ended December 31, 2018 is calculated as follows (in thousands):

Total cash received, net of transaction costs and cash sold	$12,780
Total WD Services net asset value as of transaction date, net of cash sold	(36,499)
Income tax benefit (original estimate before CARES Act impact)	51,861
Gain on sale before reclassification of currency translation, net of tax	28,142
Adjustment for reclassification of currency translation	(29,973)
Loss on disposition, net of tax	$(1,831)

Assets and liabilities

The following table summarizes the carrying amounts of the major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2020 and 2019. Amounts represent the accounts of WD Services operations in Saudi Arabia, which were not sold as part of the WD Services Sale.

	December 31,
	2020	2019
Cash and cash equivalents	$302	$155
Prepaid expenses and other	456	—
Current assets of discontinued operations	$758	$155

Accounts payable	$—	$17
Accrued expenses	1,971	1,414
Current liabilities of discontinued operations	$1,971	$1,431

Human Services Segment

On September 3, 2015, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to sell all of the membership interests in Providence Human Services, LLC and Providence Community Services, LLC, comprising the Company’s Human Services segment. On November 1, 2015, the Company completed the sale of its Human Services segment. During the years ended December 31, 2020, 2019 and 2018, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings. For the year ended December 31, 2017, the Company paid a legal settlement of $9.7 million, which was the only activity in the year, generating a loss of the same amount, and reported a benefit for income taxes related to this loss of $3.7 million. In 2018 there was immaterial activity at this segment related to outstanding legal fees from the settlement, in the amount of $0.5 million. In 2019, the Company received a settlement from an insurance agency to partially offset the loss from 2017, in the amount of $6.9 million, and reported a provision for income taxes related to this settlement of $0.9 million. There has been no further activity for the Human Services Segment and there are no assets or liabilities on the balance sheet of the Company related to this segment as of December 31, 2020 and 2019.

25.    Quarterly Results (Unaudited)

The quarterly consolidated financial statements presented below reflect WD Services and Human Services as discontinued operations for all periods presented (in thousands):

	Quarter ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
		(1)		(2)
Service revenue, net	$367,291	$282,256	$320,619	$398,509
Operating income	10,045	48,843	43,334	20,936
Income (loss) from continuing operations, net of tax	16,300	37,299	38,920	(2,905)
(Loss) from discontinued operations, net of tax	(202)	(301)	(115)	(160)
Net income (loss) attributable to ModivCare	16,098	36,998	38,805	(3,065)
Earnings (loss) per common share (Note 18):
Basic	$1.00	$(0.98)	$2.52	$(0.22)
Diluted	$1.00	$(0.98)	$2.52	$(0.22)

(1)The Company acquired National MedTrans, LLC, (NMT) in an all cash asset acquisition in Q2 of 2020. See further discussion at Note 3. Acquisitions.

(2)Q4 2020 includes results related to the Personal Care Segment, which was created as a result of the Simplura acquisition that closed on November 18, 2020. Service revenue includes $54.0 million and operating income includes $4.1 million related to the Personal Care Segment for this quarter. See further discussion at Note 3. Acquisitions.

	Quarter ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
			(1)	(2)
Service revenue, net	$367,815	$363,911	$393,385	$384,833
Operating income (loss)	3,441	(3,250)	16,987	7,554
Income (loss) from continuing operations, net of tax	1,314	(3,409)	8,580	(11,438)
(Loss) income from discontinued operations, net of tax	(732)	1,697	(426)	5,380
Net income (loss) attributable to ModivCare	582	(1,712)	8,154	(6,058)
Earnings (loss) per common share (Note 18):
Basic	$(0.04)	$(0.22)	$0.47	$(0.55)
Diluted	$(0.04)	$(0.22)	$0.47	$(0.55)
(1)Operating income was positively impacted by retroactive rate changes.

(2)Loss from continuing operations, net of tax was negatively impacted by the Company's investment in Matrix. Matrix recorded asset impairment of $55.1 million for which the Company recorded its proportional share.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2020). Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures, as of December 31, 2020, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is presented in Part II, Item 8, of this Annual Report and is hereby incorporated by reference.

We acquired Simplura on November 18, 2020, as discussed in Note 3, Acquisitions, to the Consolidated Financial Statements. As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded from our assessment of internal control over financial reporting effectiveness as of December 31, 2020, Simplura’s internal control over financial reporting associated with consolidated total assets of approximately 8% (excluding intangibles and goodwill brought on as a result of the transaction, as these balances were covered by our business combination controls), and consolidated total revenues of approximately 3.9%, included in our Consolidated Financial Statements as of and for the year ended December 31, 2020. We will include Simplura in our assessment of the effectiveness of internal control over financial reporting starting in the fourth quarter of 2021, at which time and as permitted by the SEC staff’s Frequently Asked Question 7 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), we will endeavor to disclose all material changes, if any, to our internal control over financial reporting made in respect of this acquisition in our annual report on Form 10-K to be filed by us for the year ending December 31, 2021, in which annual report our assessment that encompasses Simplura will also be included.

Report of Independent Registered Public Accounting Firm

The attestation report of the registered public accounting firm on the Company’s internal control over financial reporting is presented in Part II, Item 8, of this Annual Report and is hereby incorporated by reference.

Changes in Internal Control Over Financial Reporting

The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected or which are reasonably likely to materially affect such control.

The Simplura acquisition, which was completed on November 18, 2020, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through December 31, 2020. The acquisition also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the consolidated company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") under the captions "Election of Directors," "Corporate Governance" and "Delinquent Section 16(a) Reports"; provided that if our 2021 Proxy Statement is not filed on or before April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions, as well as our directors, officers and employees. This code of ethics is part of our broader Compliance and Ethics Plan and Code of Conduct, which is available free of charge in the “Investors” section of our website at www.modivcare.com. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on our website. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2021 Proxy Statement under the captions "Executive Compensation" and "Corporate Governance"; provided that if our 2021 Proxy Statement is not filed on or before April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information, as of December 31, 2020, regarding our 2006 Plan.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	390,606	$64.32	1,250,381
Equity compensation plans not approved by security holders	—	—	—
Total	390,606	$64.32	1,250,381

(1) The number of shares shown in this column represents the number of shares available for issuance pursuant to stock options and other stock-based awards that were previously granted and were outstanding as of December 31, 2020 under the 2006 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from our 2021 Proxy Statement under the sub‑captions "Certain Relationships and Related Party Transactions" and "Independence of the Board" under the caption "Corporate Governance"; provided that if our 2021 Proxy Statement is not filed on or before April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from our 2021 Proxy Statement under the caption

"Independent Registered Public Accountants"; provided that if our 2021 Proxy Statement is not filed on or before April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•Consolidated Balance Sheets at December 31, 2020 and 2019;
•Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; and
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$5,933	642	$—	$4,172	(1)	$2,403

Year Ended December 31, 2019:
Allowance for doubtful accounts	$1,854	$3,220	$1,090	$231	(1)	$5,933

Year Ended December 31, 2018:
Allowance for doubtful accounts	$5,262	$338	$(523)	$3,223	(1)	$1,854
Notes:

(1)Write-offs, net of recoveries.

All other schedules are omitted because they are not applicable or the required information is shown in our financial statements or the related notes thereto.

 (3) Exhibits

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated as of September 28, 2020, by and among OEP AM, Inc., the Company, Socrates LLC and OEP AM Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on September 29, 2020).

2.2
Preferred Stock Conversion Agreement, dated June 8, 2020, among the Company and the other signatory parties thereto (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 8, 2020).

2.3
Amendment to Preferred Stock Conversion Agreement (Incorporated by reference to an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 6, 2020).

3.1*	Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on December 9, 2011.

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, dated as of May 6, 2015 (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 7, 2015).

3.3
Second Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, effective January 6, 2021 (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2021).

3.4	Amended and Restated Bylaws of the Company, effective January 6, 2021 (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2021).
4.1*	Description of the registrant's securities registered pursuant to Section 12 of the Exchange Act.

10.1
Amended and Restated Credit and Guaranty Agreement, dated as of August 2, 2013, by and among the Company and certain of its subsidiaries party thereto, Bank of America, N.A., SunTrust Bank, BMO Harris Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. and the lenders party thereto (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

10.2
Amended and Restated Pledge Agreement, dated as of August 2, 2013, by and among the Company, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

10.3
Amended and Restated Security Agreement, dated as of August 2, 2013, by and among the Company, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 5, 2013).

10.4
First Amendment to Amended and Restated Credit and Guaranty Agreement and Consent, dated as of May 28, 2014, by and among the Company, the Guarantors named therein, the New Subsidiaries named therein, the Lenders and New Lender named therein and Bank of America, N.A., as administrative agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 3, 2014).

10.5
Second Amendment to the Amended and Restated Credit and Guaranty Agreement and Consent, dated as of October 23, 2014, by and among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., SunTrust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other Lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc., and RBC Capital Markets (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 24, 2014).

10.6
Third Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement, dated as of September 3, 2015, by and among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., Sun Trust Bank, Royal Bank of Canada, BMO Harris Bank, N.A., HSBC Bank USA, National Association, the other lenders party thereto, Merrill Lynch Pierce, Fenner & Smith Incorporated, Sun Trust Robinson Humphrey, Inc. and RBC Capital Markets (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on September 8, 2015).

10.7
Fourth Amendment and Consent to the Amended and Restated Credit and Guaranty Agreement, dated as of August 28, 2016, by and among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 31, 2016).

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

10.10
Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement dated May 6, 2020 among the Company, the guarantors party thereto, the lenders party thereto and Bank of America N.A. as Administrative Agent (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 7, 2020).

10.11
Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of October 16, 2020, among the Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on October 16, 2020).

10.12+
Employment Agreement, dated August 18, 2018, by and among the Company, ModivCare Solutions, LLC and Kevin M. Dotts (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on August 22, 2018).

10.13+
Employment Agreement, dated August 8, 2019, by and among the Company, ModivCare Solutions, LLC and Kathryn Stalmack (Incorporated by reference to an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

10.14+
Employment Agreement dated November 29, 2019, by and among the Company, ModivCare Solutions, LLC and Daniel E. Greenleaf (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2019).

10.15+
Employment Agreement dated December 28, 2017 by and among ModivCare and Suzanne Smith (Incorporated by reference to an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 9, 2019).

10.16+
The Company's 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference to an appendix to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 14, 2016).

10.17+
Transition and Separation Agreement dated as of August 12, 2020, among the Company, ModivCare Solutions, LLC and Suzanne G. Smith (Incorporated by reference to an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.18+
Employment Agreement dated April 22, 2020, by and between ModivCare Solutions, LLC and Kenneth Wilson (Incorporated by reference to an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.19+
Employment Agreement dated August 11, 2020, by and between ModivCare Solutions, LLC and John McMahon (Incorporated by reference to an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.20
Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated as of October 19, 2016 (Incorporated by reference to an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 25, 2016).

10.21
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC, dated February 16, 2018 (Incorporated by reference to an exhibit to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.22
Registration Indemnification Agreement, dated May 9, 2018, between the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC - Series A (Incorporated by reference to an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.23+
Form of Restricted Stock Agreements (Incorporated by reference to an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

10.24+
Form of Stock Option Agreements (Incorporated by reference to an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

10.25*+	Form of Restricted Stock Restricted Stock Unit Agreement.
10.26*+	Form of Stock Option Agreement
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Deloitte & Touche LLP (Mercury Parent, LLC financial statements).
31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.
99.1*	Financial Statements of Mercury Parent, LLC.
101. INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE SERVICE CORPORATION

By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DANIEL E. GREENLEAF	Chief Executive Officer and Director	February 26, 2021
Daniel E. Greenleaf	(Principal Executive Officer)

/S/ KEVIN DOTTS	Chief Financial Officer	February 26, 2021
Kevin Dotts	(Principal Financial Officer)

/S/ JOHN MCMAHON	Chief Accounting Officer	February 26, 2021
John McMahon	(Principal Accounting Officer)

/S/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	February 26, 2021
Christopher S. Shackelton

/S/ TODD J. CARTER	Director	February 26, 2021
Todd J. Carter

/S/ DAVID A. COULTER	Director	February 26, 2021
David A. Coulter

/S/ RICHARD A. KERLEY	Director	February 26, 2021
Richard A. Kerley

/S/ LESLIE V. NORWALK	Director	February 26, 2021
Leslie V. Norwalk

/S/ FRANK J. WRIGHT	Director	February 26, 2021
Frank J. Wright