Form 10-Q
period 2021-03-31
ModivCare Inc
filed 2021-05-07
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34221

ModivCare Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 4700 South Syracuse Street, 4th Floor, Denver, Colorado 80237
(Address of principal executive offices) (Zip Code)
(303) 720-7003
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

As of May 3, 2021, there were outstanding 14,019,075 shares (excluding treasury shares of 5,378,729) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$299,559	$183,281
Accounts receivable, net of allowance of $2,376 and $2,403, respectively	211,340	197,943
Other receivables	12,219	12,674
Prepaid expenses and other current assets	13,927	31,885
Restricted cash	48	75
Current assets of discontinued operations	141	758
Total current assets	537,234	426,616
Operating lease right-of-use assets	29,398	30,928
Property and equipment, net	30,195	27,544
Goodwill	444,927	444,927
Intangible assets, net	336,150	345,652
Equity investment	141,220	137,466
Other assets	12,651	12,780
Total assets	$1,531,775	$1,425,913
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,779	$8,464
Accrued contract payables	245,386	101,705
Accrued expenses and other current liabilities	119,326	117,010
Accrued transportation costs	70,870	79,674
Current portion of operating lease liabilities	7,922	8,277
Self-funded insurance programs	4,453	4,727
Deferred revenue	2,820	2,923
Current liabilities of discontinued operations	1,527	1,971
Total current liabilities	486,083	324,751
Long-term debt, net of deferred financing costs of $13,295 and $14,020, respectively	486,705	485,980
Deferred tax liabilities	91,579	92,195
Operating lease liabilities, less current portion	22,214	23,437
Long-term contract payables	—	72,183
Other long-term liabilities	26,441	15,756
Total liabilities	1,113,022	1,014,302
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,623,017 and 19,570,598, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	424,791	421,318
Retained earnings	237,254	218,414
Treasury shares, at cost, 5,385,771 and 5,287,283 shares, respectively	(243,312)	(228,141)
Total stockholders’ equity	418,753	411,611
Total liabilities and stockholders’ equity	$1,531,775	$1,425,913
 See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Service revenue, net	$453,610	$367,291
Grant income (Note 2)	2,648	—

Operating expenses:
Service expense	360,333	332,661
General and administrative expense	54,871	20,795
Depreciation and amortization	12,239	3,790
Total operating expenses	427,443	357,246

Operating income	28,815	10,045

Other expenses (income):
Interest expense, net	8,423	241
Equity in net loss (income) of investee	(4,503)	2,550
Income from continuing operations before income taxes	24,895	7,254
Provision (benefit) for income taxes	6,016	(9,046)
Income from continuing operations, net of tax	18,879	16,300
Loss from discontinued operations, net of tax	(39)	(202)
Net income	$18,840	$16,098

Net income available to common stockholders (Note 12)	$18,840	$12,998

Basic earnings (loss) per common share:
Continuing operations	$1.33	$1.02
Discontinued operations	—	(0.02)
Basic earnings per common share	$1.33	$1.00

Diluted earnings (loss) per common share:
Continuing operations	$1.31	$1.02
Discontinued operations	—	(0.02)
Diluted earnings per common share	$1.31	$1.00

Weighted-average number of common shares outstanding:
Basic	14,158,666	12,987,740
Diluted	14,362,226	13,012,991

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2021	2020
Operating activities
Net income	$18,840	$16,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,737	2,231
Amortization	9,502	1,559
Provision for doubtful accounts	27	827
Stock-based compensation	1,187	1,045
Deferred income taxes	(616)	11,590
Amortization of deferred financing costs and debt discount	581	33
Equity in net loss (income) of investee	(4,503)	2,550
Reduction of right-of-use assets	2,745	2,248
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(12,219)	7,484
Prepaid expenses and other	18,230	(21,496)
Self-funded insurance programs	(273)	(388)
Accrued contract payables	71,498	4,352
Accounts payable and accrued expenses	27,844	31,965
Accrued transportation costs	(8,804)	(19,285)
Deferred revenue	(160)	338
Other long-term liabilities	7,948	(2,352)
Net cash provided by operating activities	134,564	38,799
Investing activities
Purchase of property and equipment	(5,388)	(1,574)
Net cash used in investing activities	(5,388)	(1,574)
Financing activities
Proceeds from debt	—	162,000
Preferred stock dividends	—	(1,095)
Repurchase of common stock, for treasury	(14,450)	(7,299)
Proceeds from common stock issued pursuant to stock option exercise	2,286	2,054
Restricted stock surrendered for employee tax payment	(721)	(37)
Other financing activities	(40)	(77)
Net cash provided by (used in) financing activities	(12,925)	155,546
Net change in cash, cash equivalents and restricted cash	116,251	192,771
Cash, cash equivalents and restricted cash at beginning of period	183,356	61,673
Cash, cash equivalents and restricted cash at end of period	$299,607	$254,444
See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Three months ended March 31,
Supplemental cash flow information	2021	2020
Cash paid for interest	$251	$197
Cash paid (received) for income taxes, net of refunds	$(9,033)	$1,437
Assets acquired under operating leases	$1,214	$—

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Three months ended March 31, 2021

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net income	—	—	—	18,840	—	$—	18,840
Stock-based compensation	—	—	1,149	—	—	$—	1,149
Exercise of employee stock options	36,338	—	2,286	—	—	$—	2,286
Restricted stock issued	15,821	—	—	—	—	$—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	4,253	$(721)	(721)
Shares issued for bonus settlement and director stipends	260	—	38	—	—	$—	38
Stock repurchase plan	—	—	—	—	94,235	$(14,450)	(14,450)
Balance at March 31, 2021	19,623,017	$20	$424,791	$237,254	5,385,771	$(243,312)	$418,753

	Three months ended March 31, 2020

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	16,098	—	—	16,098
Stock-based compensation	—	—	1,005	—	—	—	1,005
Exercise of employee stock options	39,111	—	2,054	—	—	—	2,054
Restricted stock issued	79,029	—	—	—	626	(37)	(37)
Shares issued for bonus settlement and director stipends	701	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	142,821	(7,299)	(7,299)
Conversion of convertible preferred stock to common stock	40	—	2	—	—	—	2
Convertible preferred stock dividends (1)	—	—	—	(1,095)	—	—	(1,095)
Balance at March 31, 2020	18,192,644	$18	$354,628	$198,736	5,232,229	$(225,024)	$328,358

(1) Cash dividends on redeemable convertible preferred stock of $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2020.

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2021

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company which provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a leading provider of non-emergency medical transportation, or NEMT, personal and home care, and nutritional meal delivery. Our technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. The Company also partners with communities throughout the country, providing food-insecure individuals delivery of nutritional meals. Additionally, its personal and home care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business with its in-home personal care business that was previously operated by Simplura Health Group, or Simplura, as described further below, ModivCare has united two complementary healthcare companies that serve similar, highly vulnerable patient populations. Collectively, ModivCare is uniquely positioned to remove the barriers of health inequities and address the SDoH.

On May 6, 2020, ModivCare entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”) and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT services contractual relationships to provide non-emergency medical transportation. Pursuant to the terms of the Purchase Agreement, ModivCare acquired all of the outstanding capital stock of NMT.

On November 18, 2020, ModivCare acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, which formed the foundation of our personal care business and Personal Care Segment operations. See Note 3, Acquisitions, for further information.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand and which we refer to as “Matrix”. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix’s Clinical Care provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s Clinical Solutions provides employee health and wellness services focused on improving employee health with worksite certification solutions that reinforce business resilience and safe return-to-work outcomes. Its Clinical Solutions offerings also provide clinical trial services which support the delivery of safe and effective clinical trial operations to patients and eligible volunteers.

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative accounting and applicable reporting standards to be applied for non-governmental entities. All amounts are presented in U.S. dollars unless otherwise noted.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2020 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of the COVID-19 Pandemic

During 2020, the COVID-19 pandemic impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF").

2.    Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingencies, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Grant Income

In the first quarter of 2021, the Company received distributions of the CARES Act PRF of approximately $2.6 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (HHS). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying condensed consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $20.7 million related to the deferral of employer payroll taxes as of March 31, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022, therefore, $10.3 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2021:

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"), to clarify the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. There was no material impact to the financial statements from the adoption of this ASU.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU removes certain exceptions to the general principles in ASC 740, Income Taxes, and also clarifies and amends existing guidance to reduce complexity in accounting for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. There was no material impact to the financial statements from the adoption of this ASU.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") which addresses the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The update limits the accounting models for convertible instruments resulting in fewer embedded conversion features being separately recognized from the host contract. Specifically, ASU 2020-06 removes from GAAP the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present an embedded conversion feature in such debt within equity. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements or disclosures.

3.  Acquisitions

Simplura Health Group

On November 18, 2020 the Company completed its acquisition of Simplura. Simplura was a nonpublic entity that specializes in home care services offering placements of personal care assistants, home health aides, and skilled nurses for senior citizens, disabled adults and other high-needs patients. Simplura operates from its headquarters in Valley Stream, New York, with approximately 57 branches across seven states, including in several of the nation’s largest home care markets. The acquisition of Simplura adds a business segment in personal care—a large, rapidly growing sector of healthcare that complements the NEMT segment.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100 percent of the voting stock of Simplura for $545.2 million (a purchase price of $566.4 million less $21.2 million of cash that was acquired).

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

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances. Upon finalization of the preliminary items noted below there may be related adjustments to certain of such items and to goodwill and income taxes. All items are expected to be finalized by the second quarter of 2021.

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
			$264,770

The Company valued trademarks and trade names utilizing the relief of royalty method and payor network utilizing the multi-period excess earnings method, a form of the income approach. These estimates are preliminary as the Company continues to evaluate inputs and assumptions used in arriving at the fair value of the intangible assets.

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
(9) Deferred acquisition payments are associated with historical acquisitions by Simplura. Of this balance, $0.1 million has been released through the first quarter of 2021.
(10) Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 13, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Assuming Simplura had been acquired as of January 1, 2020, and the results of Simplura had been included in operations beginning on January 1, 2019, the following tables provide estimated unaudited pro forma results of operations for the three months ended March 31, 2021 and 2020 (in thousands except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to the acquisition, transaction costs and other non-recurring costs directly attributable to the transaction and the impact of the additional debt to finance the acquisition.

	Three months ended March 31,
	2021	2020
	Actual	Proforma
Revenue	$453,610	$486,701
Income from continuing operations, net	18,879	19,048
Diluted earnings per share	$1.31	$1.46

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated or the future operating results. The supplemental proforma earnings were adjusted to exclude the impact of Simplura's historical interest expense of $7.0 million for the three months ended March 31, 2020.

NMT

On May 6, 2020, ModivCare Solutions, LLC, entered into an equity purchase agreement with the Seller and NMT, acquiring all of the outstanding capital stock. NMT was acquired for total consideration of $80.0 million less certain adjustments, in an all cash transaction.

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

Restricted cash acquired was related to a security reserve for a contract and is presented in other current assets in our condensed consolidated balance sheet as of March 31, 2021. No liabilities were assumed.

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor relationships	Amortizable	6 years	$75,514
Trade names and trademarks	Amortizable	3 years	2,151
			$77,665

4.    Segments

On November 18, 2020, the Company acquired Simplura, which operates as a home personal care service provider. As a result, at March 31, 2021, the Company’s chief operating decision maker reviews financial performance and allocates resources based on three segments as follows:

•NEMT - which operates primarily under the brands ModivCare Solutions, LLC, and Circulation, is the largest manager of NEMT programs for state governments and managed care organizations ("MCOs") in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal, certain strategic and development functions and the Company’s insurance captive.
•Personal Care - which consists of Simplura, and provides personal care to Medicaid patient populations, including seniors and disabled adults, in need of care monitoring and assistance performing activities of daily living.
•Matrix Investment - which consists of a minority investment in Matrix, provides a broad array of assessment and care management services that improve health outcomes for individuals and financial performance for health plans. Matrix’s national network of community-based clinicians delivers in-home services while its fleet of mobile health clinics provides community-based care with advance diagnostic capabilities.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

	Three months ended March 31, 2021
	NEMT	Personal Care	Matrix Investment	Total
Service revenue, net	$343,416	$110,194	$—	$453,610
Grant income (1)	—	2,648	—	2,648

Service expense	272,416	87,917	—	360,333
General and administrative expense	39,967	14,904	—	54,871
Depreciation and amortization	7,312	4,927	—	12,239
Operating income	$23,721	$2,446	$—	$28,815

Equity in net income of investee	$—	$—	$(4,503)	$(4,503)
Equity investment	$—	$—	$141,220	$141,220
Goodwill	$135,216	$309,711	$—	$444,927
Total assets (continuing operations)	$691,570	$698,985	$141,220	$1,531,775

(1) Grant income for the Personal Care segment includes $2.6 million of provider relief funds received under the CARES Act. These funds are intended to support healthcare providers by reimbursing them for expenses incurred as a result of the COVID-19 pandemic. See Note 2 Significant Accounting Policies and Recent Accounting Pronouncements.

	Three months ended March 31, 2020
	NEMT	Matrix Investment	Total
Service revenue, net	$367,291	$—	$367,291

Service expense	332,661	—	332,661
General and administrative expense	20,795	—	20,795
Depreciation and amortization	3,790	—	3,790
Operating income	$10,045	$—	$10,045

Equity in net loss of investee	$—	$2,550	$2,550
Equity investment	$—	$128,098	$128,098
Goodwill	$135,216	$—	$135,216
Total assets (continuing operations)	$668,984	$128,098	$797,082

5.    Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services to its customers and generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations and recognizes revenue over time instead of at points in time.

Capitation structure

Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Under certain capitated contracts known as reconciliation contracts, partial payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual trip volume and costs and may result in refunds to the customer, or additional payments due from the customer. Other capitated contracts known as risk corridor or profit rebate contacts, allow for profit within a certain corridor and once we reach certain profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the Accrued Contract Payable account. This liability is reduced through future increases in trip volume and periodic settlements with the customer. Capitation rates are generally based on expected costs and volume of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual enrollee, providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less of the capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

Fee-for-service structure

Fee-for-service ("FFS") revenue represents revenue earned under contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances and policy discounts in the case of third-party payors.

Customer Information

Of the NEMT segment’s revenue, 8.8% and 11.9% was derived from one U.S. state Medicaid program for the three months ended March 31, 2021 and 2020, respectively. Of the Personal Care segment's revenue, 28.5% was derived from one U.S. state Medicaid program for the three months ended March 31, 2021. In addition, substantially all of the Company’s revenues are generated from domestic governmental agencies or entities that contract with governmental agencies.

Disaggregation of Revenue

The following table summarizes disaggregated revenue from contracts with customers by contract type (in thousands):

	Three months ended March 31,
	2021	2020
State Medicaid agency and Medicare contracts	$203,320	$180,731
Managed care organization contracts	250,290	186,560
Total Service revenue, net	$453,610	$367,291

Capitated contracts	$296,235	$300,724
Non-capitated contracts	157,375	66,567
Total Service revenue, net	$453,610	$367,291

The table above includes $110.2 million of revenue for the three months ended March 31, 2021 related to the Personal Care Segment through the acquisition of Simplura. Simplura's revenue is non-capitated and approximately 40% is generated from state Medicaid and Medicare agency contracts, while the other 60% is generated from MCO and other private pay contracts.

During the three months ended March 31, 2021 and 2020, the Company recognized a $3.3 million reduction to and a $0.6 million increase in service revenue respectively, from adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$180,500	$164,622
Reconciliation contracts receivable (1)	33,216	35,724
Allowance for doubtful accounts	(2,376)	(2,403)
Accounts receivable, net	$211,340	$197,943
(1) Reconciliation contract receivables, primarily represent underpayments and receivables on certain risk corridor, profit rebate and reconciliation contracts.

The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Accrued contract payables (1)	$245,386	$101,705
Long-term contract payables (2)	$—	$72,183
Deferred revenue, current	$2,820	$2,923
Deferred revenue, long-term, included in “other long-term liabilities”	$509	$566

(1) Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor and reconciliation contracts due to lower activity as a result of COVID-19.

(2) Long-term contract payables primarily represent liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to lower activity as a result of COVID-19 that may be repaid in greater than 12 months.

6.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$299,559	$254,371
Restricted cash, current	48	73
Cash, cash equivalents and restricted cash	$299,607	$254,444

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

7.    Equity Investment

As of March 31, 2021 and December 31, 2020, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net loss (income) of investee” in the accompanying consolidated statements of operations.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2021 and December 31, 2020 totaled $141.2 million and $137.5 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$153,525	$143,110
Long-term assets	$613,249	$619,642
Current liabilities	$78,771	$81,920
Long-term liabilities	$349,608	$351,036

	Three months ended March 31,
	2021	2020
Revenue	$124,042	$61,304
Operating income (loss)	$16,092	$(1,673)
Net income (loss)	$8,613	$(6,357)

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid income taxes	$—	$14,633
Prepaid insurance	5,010	7,577
Prepaid rent	1,107	1,196
Other prepaid expenses	7,810	8,479
Total prepaid expenses and other current assets	$13,927	$31,885

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and related liabilities (1)	$48,838	$57,201
Accrued cash settled stock-based compensation	20,895	19,376
Accrued interest	12,640	4,927
Union pension obligations	7,748	6,632
Accrued legal fees	6,750	3,228
Deferred acquisition payments	3,978	4,046
Accrued income taxes	2,637	2,042
Other	15,840	19,558
Total accrued expenses and other current liabilities	$119,326	$117,010

(1) Accrued compensation and related liabilities includes deferred payroll taxes, which are deferred as a result of the CARES Act. The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has received a cumulative cash benefit of approximately $20.7 million related to the deferral of employer payroll taxes as of March 31, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022. Therefore, $10.3 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

10.    Debt

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

The Company will pay interest on the Notes at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $9.0 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire Simplura. That commitment expired unused upon closing of the Notes and the fee was expensed in Q4 2020.

Debt issuance costs of $14.5 million were incurred in relation to the Notes issuance and these costs were deferred and are amortized to interest cost over the term of the Notes. As of March 31, 2021, approximately $13.3 million of unamortized deferred issuance costs was netted against the long-term debt balance on the condensed consolidated balance sheet.

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

On October 16, 2020, the Company entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Eighth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition of Simplura (the "Simplura Acquisition"), permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may apply to loans thereunder, and revise our permitted ratio of EBITDA to indebtedness. In addition, the Eighth Amendment extended the maturity date to August 2, 2023. See Note 3, Acquisitions, for further information on the acquisition.

Effective as of the Eighth Amendment, interest on the outstanding principal amount of loans under the Credit Facility accrues, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the base rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.50% in the case of LIBOR loans and 1.25% to 2.50% in the case of the base rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility. The commitment fee and letter of credit fee range from 0.35% to 0.50% and 2.25% to 3.50%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility.

As of March 31, 2021, the Company had no borrowings outstanding on the Credit Facility; however, there were letters of credit outstanding in the amount of $17.2 million. The Company’s available credit under the Credit Facility was $207.8 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

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

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Service expense	$—	$65
General and administrative expense	1,187	980
Total stock-based compensation	$1,187	$1,045

At March 31, 2021, the Company had 283,636 stock options outstanding with a weighted-average exercise price of $79.71. The Company also had 24,172 unvested restricted stock awards ("RSAs") and 54,439 unvested restricted stock units ("RSUs") outstanding at March 31, 2021 with a weighted-average grant date fair value of $78.87 and $99.78, respectively.

12.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended March 31,
	2021	2020
Numerator:
Net income	$18,840	$16,098
Dividends on convertible preferred stock outstanding	—	(1,095)
Income allocated to participating securities	—	(2,005)
Net income available to common stockholders	$18,840	$12,998

Continuing operations	$18,879	$13,200
Discontinued operations	(39)	(202)
Net income available to common stockholders	$18,840	$12,998

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,158,666	12,987,740
Effect of dilutive securities:
Common stock options	147,227	11,231
Restricted stock	56,333	14,020
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,362,226	13,012,991
Basic earnings (loss) per share:
Continuing operations	$1.33	$1.02
Discontinued operations	—	(0.02)
Basic earnings per share	$1.33	$1.00
Diluted earnings (loss) per share:
Continuing operations	$1.31	$1.02
Discontinued operations	—	(0.02)
Diluted earnings per share	$1.31	$1.00

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2021	2020
Stock options to purchase common stock	24,211	648,300
Convertible preferred stock	—	798,775

Issuer Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through March 31, 2021, 94,235 shares were repurchased under the program for $14.5 million.

13.    Income Taxes

The Company’s effective tax rate for continuing operations for the three months ended March 31, 2021 was 24.2%. The effective tax rate for continuing operations for the three months ended March 31, 2020 was a benefit of 124.7%. For the three months ended March 31, 2021, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses. For the three months ended March 31, 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs").

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30.8 million resulting from the loss on the sale of our workforce development segment ("WD Services segment") in 2018. As a result of the size of the refunds received, in October 2019, the IRS commenced a Joint Committee Review of the refunds. The review is still ongoing.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35% to 21% and provided that U.S. NOLs incurred after 2017 could only be carried forward to offset future taxable income. Pursuant to the CARES Act, which was enacted on March 27, 2020, the Company carried its 2018 NOL back five years. As a result, during the three months ended March 31, 2020, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%. The Company also recorded an additional income tax payable of $3.5 million for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

As of March 31, 2021, the Company has received all of the $27.3 million receivable for the 2018 U.S. NOL carryback. This $27.3 million is also subject to the ongoing IRS Joint Committee Review.

14.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company is a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of the Company.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”) by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care Entities. None of the Relators were employed by ModivCare Solutions. The federal government has declined to intervene against ModivCare Solutions. The Company filed a motion to dismiss the Complaint on April 22, 2019, and believes that the case will not have a material adverse effect on its business, financial condition or results of operations.

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, the Company may be liable for back wages and litigated damages going back to November 2011. The Company intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on its business, financial condition or results of operations.

Significant Lease Not Yet Commenced

In August 2020, the Company entered into an 11-1/2 year operating lease agreement for new corporate office space in Denver, Colorado. The lease is expected to commence when construction of the asset is completed in the second quarter of 2021. Total estimated base rent payments over the life of the lease are approximately $29.7 million.

Indemnifications

The Company has an indemnification agreement in place in relation to the Simplura Acquisition for liabilities that could become due after the closing of the acquisition in the amount of $3.9 million. The liabilities are related to acquisitions made by Simplura, prior to being acquired by ModivCare. ModivCare is indemnified against these liabilities for a period of 18 months from the date of closing, and in the event that these liabilities come due prior to that time, ModivCare will be reimbursed for funds paid from a shared escrow account that was created for this purpose.

15.    Transactions with Related Parties

Cash-Settled Awards

On an annual basis, the Company grants stock equivalent unit awards (“SEUs”) to Coliseum Capital Management, LLC (“Coliseum”) as compensation for the board of directors’ service of Christopher Shackelton in lieu of the restricted share awards that are given to our other non-employee directors. These SEUs typically have a one-year vesting schedule and are paid out in cash upon vesting based upon the closing price of the Company’s common stock on the date of vesting. On February 10, 2021, the Company granted Coliseum 725 SEUs under this program.

In addition, the Company granted stock option equivalent units (“SOEUs”) to Coliseum in September 2014 that are fully vested. The SOEUs are accounted for as liability awards, with the recorded expense adjustment attributable to the Company’s change in stock price from the previous reporting period.

During the three months ended March 31, 2021, the Company recorded expense of $2.1 million for all cash-settled awards, and during the three months ended March 31, 2020, the Company recorded a benefit of $0.6 million for all cash-settled awards. The expense and benefit for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. The liability for unexercised cash-settled share-based payment awards of $20.9 million and $19.0 million at March 31, 2021 and December 31, 2020, respectively, is reflected in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets. At March 31, 2021, the Company had 1,344 SEUs and 200,000 SOEUs outstanding.

16.    Subsequent Events

On April 9, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with nuVizz, Inc., a Georgia corporation. Pursuant to the Purchase Agreement, the Company purchased the software developed by nuVizz for $12.0 million in cash, subject to certain adjustments, as provided in the Purchase Agreement. The Company intends to finalize the purchase accounting for this transaction in the third quarter of 2021.

nuVizz is a business solutions and services company that provides complete mobile business software solutions and supply chain consulting services. It is headquartered in Atlanta, Georgia, USA, and owns and operates a development center in Bangalore, India. nuVizz started operations at the beginning of 2011 and has introduced a portfolio of mobile apps and a comprehensive enterprise mobile toolkit, and supports these with its team of core business process and mobile solutions employees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2021 and 2020, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2020. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2021 and Q1 2020 mean the three months ended March 31, 2021 and the three months ended March 31, 2020, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other factors are those summarized under the caption “Summary Risk Factors” in Part I, and described in further detail under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 31, 2020. Hyperlinks to such sections of our Annual Report are contained in the text included within the quotation marks.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made and are expressly qualified in their entirety by the cautionary statements set forth herein and in our other filings with the SEC, which you should read in their entirety before making an investment decision with respect to our securities. We undertake no obligation to update or revise any forward- looking statements contained in this release, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of Our Business

ModivCare Inc. is a technology-enabled healthcare services company which provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a leading provider of non-emergency medical transportation, or NEMT, personal and home care, and nutritional meal delivery. Our technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. The Company also partners with communities throughout the country, providing food-insecure individuals delivery of nutritional meals. Additionally, its personal and home care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business with its in-home personal care business that was previously operated by Simplura Health Group, as described further below, ModivCare has united two complementary healthcare companies that serve similar, highly vulnerable patient populations. Collectively, ModivCare is uniquely positioned to remove the barriers of health inequities and address the SDoH.

On May 6, 2020, ModivCare entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”) and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT services contractual relationships to provide non-emergency medical transportation. Pursuant to the terms of the Purchase Agreement, ModivCare acquired all of the outstanding capital stock of NMT.

On November 18, 2020, ModivCare acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, or Simplura, which formed the foundation of our personal care business and Personal Care Segment operations. See Note 3, Acquisitions, for further information.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand and which we refer to as “Matrix”. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix’s Clinical Care provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s Clinical Solutions provides employee health and wellness services focused on improving employee health with worksite certification solutions that reinforce business resilience and safe return-to-work outcomes. Its Clinical Solutions offerings also provide clinical trial services which support the delivery of safe and effective clinical trial operations to patients and eligible volunteers.

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
•Medicaid, Managed Care Organizations (MCOs) and Medicare Advantage plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by the recent signing into law of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

Update on the Impact of the COVID-19 Pandemic

During 2020, the COVID-19 pandemic impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF").

Grant Income. In the first quarter of 2021, the Company received distributions of the CARES Act PRF of approximately $2.6 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic, which is currently recorded as grant income. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the HHS. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company deferred payment of approximately $20.7 million related to the deferral of employer payroll taxes as of March 31, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022, as such, $10.3 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

As a result of the COVID-19 pandemic, our NEMT Segment has experienced a decreased number of trips beginning in March 2020. As many of our contracts are capitated, our revenues did not experience a decrease to the level of our transportation costs, resulting in a positive impact to our gross margin. However, certain of our contracts contain risk corridor or profit rebate provisions, which result in a possible refund to our payors if our gross margin exceeds certain pre-determined limits. For these contracts, we have recognized a contract payable in relation to revenues that have been received, however are unearned due to the possibility of payback. It is possible we could experience higher transportation costs in the future as we are currently seeing trip volumes increase to levels higher than those pre-pandemic in certain regions of the country. See further discussion of this at Note 5 Revenue Recognition.

Since March 2020 and primarily as a result of the COVID pandemic, our Personal Care Segment business has experienced and is expected to continue to experience a material reduction in the volume of service hours and visits. Volume has been reduced as patients put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and others working remotely or furloughed from their jobs. Cases have also been lost and new case referrals slowed as referral sources faced disruption from the various restrictions and “stay at home” orders. Our personal care service volumes are not expected to recover to pre-pandemic levels until the vaccines are more universally applied in the markets where we provide our services. While these depressed volumes will continue to result in lower than expected revenue, at least in the near term, we may also be challenged with wage pressures related to minimum wage increases and a narrowing caregiver labor pool that is currently being supplemented by unemployment benefits.

Critical Accounting Estimates and Policies

There have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2020. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2020.

Composition of Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three months ended March 31, 2021.

Revenues

Service revenue, net. Service revenue, net represents the revenue recognized from transportation management services through our NEMT segment and from in home care services through our Personal Care segment.

Grant Income

Grant Income. In the first quarter of 2021, the Company received distributions of the CARES Act PRF targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic.

Operating Expenses

Service expense. Service expense for our NEMT segment consists primarily of transportation costs paid to third party service providers, salaries of employees within our contact centers and operation centers and facilities costs. Service expense for our Personal Care segment consists primarily of salaries for the employees providing the personal care services.

General and Administrative Expense. General and administrative expense consists principally of salaries for administrative employees that directly and indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

Depreciation and Amortization Expense. Depreciation within this caption includes infrastructure items such as computer hardware and software, office equipment and leasehold improvements. Amortization expense is generated primarily from amortization of our intangible assets, including Customer Relationships, Payor Network, Trade Names and a New York LHCSA Permit.

Other Expenses (Income)

Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the Credit Facility, Senior Unsecured Notes and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.

Equity in net loss (income) of investee. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment.

Income Tax Expense (Benefit). The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management.

We operate in three reportable business segments: NEMT, Personal Care and the Matrix Investment. Prior to November 17, 2020, our primary operating segment was NEMT, which provides non-emergency medical transportation services. On November 18, 2020, we acquired Simplura, resulting in the creation of our Personal Care segment, which operates in the non-medical home care service industry. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our NEMT and Personal Care Segments include revenue and expenses incurred by the segment, as well as our activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. See Note 4, Segments, in our accompanying consolidated financial statements for further information on our segments.

Discontinued operations. During prior years, we completed several transactions which resulted in the presentation of the related operations as Discontinued Operations. Activity for the current period is not significant.

Q1 2021 compared to Q1 2020

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q1 2021 and Q1 2020 (in thousands):

	Three months ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$453,610	100.0%	$367,291	100.0%
Grant income	2,648	0.6%	—	—%

Operating expenses:
Service expense	360,333	79.4%	332,661	90.6%
General and administrative expense	54,871	12.1%	20,795	5.7%
Depreciation and amortization	12,239	2.7%	3,790	1.0%
Total operating expenses	427,443	94.2%	357,246	97.3%

Operating income	28,815	6.4%	10,045	2.7%

Other expenses (income):
Interest expense, net	8,423	1.9%	241	0.1%
Equity in net loss (income) of investee	(4,503)	(1.0)%	2,550	0.7%
Income from continuing operations before income taxes	24,895	5.5%	7,254	2.0%
Provision (benefit) for income taxes	6,016	1.3%	(9,046)	(2.5)%
Income from continuing operations, net of tax	18,879	4.2%	16,300	4.4%
Loss from discontinued operations, net of tax	(39)	—%	(202)	(0.1)%
Net income	$18,840	4.2%	$16,098	4.4%

Service revenue, net. Service revenue, net for Q1 2021 increased $86.3 million, or 24%, compared to Q1 2020.  Service revenue, net increased $110.2 million due to the acquisition of Simplura in November 2020. This increase was partially offset by lower revenue in the NEMT segment of $23.9 million, primarily due to lower trip volume caused by the impact of COVID-19. While a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes, we have certain contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced negative impacts to revenue due to lower volumes.

Grant Income. In the first quarter of 2021, the Company received distributions of the CARES Act PRF of approximately $2.6 million targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic.

Service expense. Service expense components are shown below (in thousands):

	Three months ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$223,294	49.2%	$279,678	76.1%
Payroll and related costs	125,112	27.6%	41,120	11.2%
Other service expenses	11,927	2.6%	11,863	3.2%
Total service expense	$360,333	79.4%	$332,661	90.6%

Service expense for Q1 2021 increased $27.7 million, or 8%, compared to Q1 2020 primarily due to higher payroll and related costs of $86.5 million in the Personal Care segment due to the Simplura acquisition in November 2020. This increase was partially offset by lower purchased services costs in the NEMT segment of $56.4 million due to lower third-party transportation costs and associated payroll costs in our contact centers. Transportation and payroll costs decreased primarily as a result of lower trip volume across multiple contracts due to the COVID-19 pandemic as well as efficiency initiatives in our contact centers.

General and administrative expense. General and administrative expense for Q1 2021 increased $34.1 million, or 164%, compared to Q1 2020. The increase was partially attributable to an increase of $14.9 million of costs related to the addition of the Personal Care segment. General and administrative expense for the NEMT segment increased by $19.2 million, which consists primarily of a $5.7 million increase in contract and consulting costs related to activities around our Simplura integration and contact center optimization, a $3.2 million increase in legal expenses and a $2.6 million increase related to cash-settled equity awards. The remainder was due to additional investment in our employees and technology.

Depreciation and amortization. Depreciation and amortization for Q1 2021 increased $8.4 million or 223% compared to Q1 2020 primarily as a result of $4.8 million of additional amortization in the Personal Care segment associated with intangible assets purchased in the Simplura acquisition, as well as $3.3 million of additional amortization in the NEMT segment related to intangible assets purchased through the NMT acquisition. See Note 3 Acquisitions.

Interest expense, net. Interest expense, net, for Q1 2021 and Q1 2020 was $8.4 million and $0.2 million, respectively. Interest expense increased as a result of the activity related to the $500.0 million of Senior Unsecured Notes ("the Notes") we issued on November 4, 2020. We incurred $7.3 million of accrued interest related to the Notes in Q1 2021 as interest payments are made on a biannual basis.

Equity in net loss (income) of investee. Our equity in net income of investee for Q1 2021 of $4.5 million and net loss of $2.6 million for Q1 2020 was a result of our proportional share of the net income or loss of Matrix. Matrix's net income Q1 2021 was positively impacted by its continued success with its Clinical Solutions business, which they created in the second quarter of 2020 as a response to employers’ needs for mobile health assessment resources during the pandemic. This business has continued to thrive as employers begin to transition more of their workforce back onsite. They are also beginning to see on-site visits in their risk assessment business reach pre-pandemic levels. Additionally, Matrix saw increased revenue and income related to a clinical solutions product offering following the October 2020 acquisition of Biocerna LLC, a diagnostic company that, among other tests, provides rapid COVID-19 test kits.

Provision (benefit) for income taxes. Our effective tax rate from continuing operations for Q1 2021 and Q1 2020 was a provision of 24.2% and a benefit of 124.7%, respectively. For Q1 2021, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses. For Q1 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to the favorable impact of the CARES Act on the Company's 2018 U.S. NOLs. Pursuant to the CARES Act, the Company carried its 2018 NOL back five years. As a result, during the three months ended March 31, 2020, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%.
Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services segment.

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

Cash flow from operating activities during the three months ended March 31, 2021 was $134.6 million. Our balance of cash and cash equivalents, including restricted cash, was $299.6 million and $183.4 million at March 31, 2021 and December 31, 2020, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows. At March 31, 2021, we had no borrowings outstanding under our Credit Facility; however, we had letters of credit outstanding of $17.2 million. At December 31, 2020, we had no amounts outstanding under the Credit Facility.

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

YTD 2021 cash flows compared to YTD 2020

Operating activities. Cash provided by operating activities was $134.6 million and $38.8 million for YTD 2021 and YTD 2020, respectively. Cash flows from operating activities increased by $95.8 million due to an increase in cash provided by changes in working capital of $103.4 million. The working capital changes were related to an increase in the change in accrued contract payables of $67.1 million primarily related to liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to lower trip volumes as a result of COVID-19, an increase in the change in prepaid expenses and other current assets of $39.7 million and an increase in the change in accrued transportation costs of $10.5 million. The increase in these working capital items was offset by a decrease in the change in cash of $19.7 million associated with accounts receivable and other receivables. The remaining increase in cash flow provided by operating activities was a result of the increase in net income of $2.7 million, primarily from higher operating income, and an increase in amortization of $7.9 million due to the intangible assets brought on under the Simplura and NMT acquisitions in 2020. This was partially offset by an increase in equity income of our investee of $7.1 million.

Investing activities. Net cash used in investing activities of $5.4 million in YTD 2021 increased by $3.8 million as compared to YTD 2020 as a result of purchases of property and equipment primarily related to leasehold improvements.

Financing activities. Net cash used in financing activities of $12.9 million in YTD 2021 changed by $168.5 million as compared to net cash provided by financing activities YTD 2020 of $155.5 million. The change was primarily due to proceeds from debt in the first quarter of 2020 of $162.0 million as compared to an increase in cash paid to repurchase common stock in the first quarter of 2021 of $7.2 million. See Note 12, Stock-Based Compensation and Similar Arrangements, for further information on the stock buyback.

Obligations and commitments

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

The Company will pay interest on the Notes at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100% of the outstanding principal will be required to be repaid.

Credit Facility. The Company is a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On May 6, 2020, the Company entered into the Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Seventh Amendment”) which, among other things, extended the maturity date to August 1, 2021, expanded the amount available under the revolving credit facility (the “Credit Facility”) from $200.0 million to $225.0 million, and increased the sub-facility for letters of credit from $25.0 million to $40.0 million. Interest on the loans is payable quarterly in arrears. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of each lender’s commitment under the Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit.

On October 16, 2020, the Company entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Eighth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition of Simplura, permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may apply to loans thereunder, and revise our permitted ratio of EBITDA to indebtedness. In addition, the Eighth Amendment extended the maturity date to August 2, 2023. See Note 3, Acquisitions, for further information on the acquisition.

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

As of March 31, 2021, the Company had no borrowings outstanding on the Credit Facility.

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

We were in compliance with all covenants under the credit agreement as of March 31, 2021.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at March 31, 2021.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2021. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2021 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on us due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Interested parties should refer to Note 14, Commitments and Contingencies, in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. The discussion of the risks included under that caption in our Annual Report remains current in all material respects, and there have been no material changes from the risk factors disclosed in the Annual Report. The risk factors that we have discussed do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through March 31, 2021, 94,235 shares were repurchased under the program. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s)
January 1, 2021 to January 31, 2021	—	—	—	$75,000

February 1, 2021 to February 28, 2021	—	—	—	$75,000

March 1, 2021 to March 31, 2021	94,235	$153.35	94,235	$60,549

Total	94,235		94,235	$60,549

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture dated as of November 4, 2020, between ModivCare Inc., f/k/a The Providence Service Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to an exhibit to the registrant's current report on Form 8-K filed with the SEC on November 12, 2020).

10.1*	Transition and Separation Agreement dated as of March 11, 2020, among ModivCare Inc. and Kevin Dotts

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: May 7, 2021	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Duly Authorized Officer)

Date: May 7, 2021	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)