Form 10-Q
period 2021-06-30
ModivCare Inc
filed 2021-08-06
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34221

ModivCare Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6900 Layton Avenue, l2th Floor, Denver, Colorado 80237
(Address of principal executive offices) (Zip Code)
303-728-7030
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

As of August 2, 2021, there were outstanding 13,993,060 shares (excluding treasury shares of 5,414,751) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$290,909	$183,281
Accounts receivable, net of allowance of $527 and $2,403, respectively	226,973	197,943
Other receivables	12,706	12,674
Prepaid expenses and other current assets	26,274	31,885
Restricted cash	19	75
Current assets of discontinued operations	141	758
Total current assets	557,022	426,616
Operating lease right-of-use assets	45,791	30,928
Property and equipment, net	30,268	27,544
Goodwill	448,760	444,927
Intangible assets, net	327,012	345,652
Equity investment	141,163	137,466
Other assets	26,182	12,780
Total assets	$1,576,198	$1,425,913
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,253	$8,464
Accrued contract payables	296,717	101,705
Accrued expenses and other current liabilities	109,143	117,010
Accrued transportation costs	88,615	79,674
Current portion of operating lease liabilities	8,665	8,277
Self-funded insurance programs	5,958	4,727
Deferred revenue	2,370	2,923
Current liabilities of discontinued operations	1,527	1,971
Total current liabilities	529,248	324,751
Long-term debt, net of deferred financing costs of $12,570 and $14,020, respectively	487,430	485,980
Deferred tax liabilities	89,352	92,195
Operating lease liabilities, less current portion	32,531	23,437
Long-term contract payables	2,292	72,183
Other long-term liabilities	26,088	15,756
Total liabilities	1,166,941	1,014,302
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,569,045 and 19,570,598, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	426,312	421,318
Retained earnings	250,926	218,414
Treasury shares, at cost, 5,561,657 and 5,287,283 shares, respectively	(268,001)	(228,141)
Total stockholders’ equity	409,257	411,611
Total liabilities and stockholders’ equity	$1,576,198	$1,425,913

 See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service revenue, net	$474,448	$282,256	$928,058	$649,547
Grant income (Note 2)	852	—	3,500	—

Operating expenses:
Service expense	379,566	196,106	739,898	528,767
General and administrative expense	56,347	31,199	111,217	51,994
Depreciation and amortization	11,819	6,108	24,059	9,898
Total operating expenses	447,732	233,413	875,174	590,659

Operating income	27,568	48,843	56,384	58,888

Other expenses (income):
Interest expense, net	8,287	1,498	16,710	1,739
Equity in net income of investee	(267)	(4,425)	(4,770)	(1,875)
Income from continuing operations before income taxes	19,548	51,770	44,444	59,024
Provision for income taxes	5,791	14,471	11,807	5,425
Income from continuing operations, net of tax	13,757	37,299	32,637	53,599
Loss from discontinued operations, net of tax	(85)	(301)	(124)	(503)
Net income	$13,672	$36,998	$32,513	$53,096

Net income (loss) available to common stockholders (Note 12)	$13,672	$(12,819)	$32,513	$1,920

Basic earnings (loss) per common share:
Continuing operations	$0.98	$(0.96)	$2.31	$0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Basic earnings (loss) per common share	$0.97	$(0.98)	$2.30	$0.15

Diluted earnings (loss) per common share:
Continuing operations	$0.97	$(0.96)	$2.28	$0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Diluted earnings (loss) per common share	$0.96	$(0.98)	$2.27	$0.15

Weighted-average number of common shares outstanding:
Basic	14,025,325	13,077,596	14,151,946	13,032,931
Diluted	14,175,594	13,077,596	14,329,794	13,059,699

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2021	2020
Operating activities
Net income	$32,513	$53,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,409	4,564
Amortization	18,650	5,334
Provision for doubtful accounts	(1,875)	2,229
Stock-based compensation	2,659	1,772
Deferred income taxes	(2,843)	11,441
Amortization of deferred financing costs and debt discount	1,739	136
Equity in net income of investee	(4,770)	(1,875)
Reduction of right-of-use assets	7,341	4,373
Loss on disposal of assets	—	216
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(26,113)	8,206
Prepaid expenses and other assets	(6,943)	(13,119)
Income tax refunds on sale of business	10,863	173
Self-funded insurance programs	1,231	615
Accrued contract payables	125,120	78,891
Accounts payable and accrued expenses	134	(2,487)
Accrued transportation costs	8,941	(3,010)
Deferred revenue	(553)	462
Other long-term liabilities	(2,390)	(3,829)
Net cash provided by operating activities	169,113	147,188
Investing activities
Purchase of property and equipment	(8,132)	(2,330)
Acquisition, net of cash acquired	(15,843)	(77,665)
Net cash used in investing activities	(23,975)	(79,995)
Financing activities
Proceeds from debt	—	162,000
Repayment of debt	—	(162,000)
Preferred stock redemption payment	—	(82,769)
Preferred stock dividends	—	(1,961)
Repurchase of common stock, for treasury	(39,040)	(10,186)
Proceeds from common stock issued pursuant to stock option exercise	2,335	11,329
Restricted stock surrendered for employee tax payment	(820)	(37)
Other financing activities	(41)	(154)
Net cash used in financing activities	(37,566)	(83,778)
Net change in cash, cash equivalents and restricted cash	107,572	(16,585)
Cash, cash equivalents and restricted cash at beginning of period	183,356	61,673
Cash, cash equivalents and restricted cash at end of period	$290,928	$45,088

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Six months ended June 30,
Supplemental cash flow information	2021	2020
Cash paid for interest	$16,207	$1,669
Cash paid for income taxes, net of refunds	$5,238	$1,967
Assets acquired under operating leases	$22,204	$4,144

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Six months ended June 30, 2021

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net income	—	—	—	18,840	—	—	18,840
Stock-based compensation	—	—	1,149	—	—	—	1,149
Exercise of employee stock options	36,338	—	2,286	—	—	—	2,286
Restricted stock issued	15,821	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	4,253	(721)	(721)
Shares issued for bonus settlement and director stipends	260	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	94,235	(14,450)	(14,450)
Balance at March 31, 2021	19,623,017	$20	$424,791	$237,254	5,385,771	$(243,312)	$418,753
Net Income	—	—	—	13,672	—	—	13,672
Stock-based compensation	—	—	1,416	—	—	—	1,416
Exercise of employee stock options	866	—	49	—	—	—	49
Restricted stock forfeited	(55,162)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	713	(99)	(99)
Shares issued for bonus settlement and director stipends	324	—	56	—	—	—	56
Stock repurchase plan	—	—	—	—	175,173	(24,590)	(24,590)
Balance at June 30, 2021	19,569,045	$20	$426,312	$250,926	5,561,657	$(268,001)	$409,257

	Six months ended June 30, 2020

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	16,098	—	—	16,098
Stock-based compensation	—	—	1,005	—	—	—	1,005
Exercise of employee stock options	39,111	—	2,054	—	—	—	2,054
Restricted stock issued	79,029	—	—	—	626	(37)	(37)
Shares issued for bonus settlement and director stipends	701	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	142,821	(7,299)	(7,299)
Conversion of convertible preferred stock to common stock	40	—	2	—	—	—	2
Convertible preferred stock dividends (1)	—	—	—	(1,095)	—	—	(1,095)
Balance at March 31, 2020	18,192,644	$18	$354,628	$198,736	5,232,229	$(225,024)	$328,358
Net Income	—	—	—	36,998	—	—	36,998
Stock-based compensation	—	—	691	—	—	—	691
Exercise of employee stock options	129,722	—	9,275	—	—	—	9,275
Restricted stock forfeited	(8,496)	—	—	—	—	—	—
Shares issued for bonus settlement and director stipends	487	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	52,856	(2,887)	(2,887)
Conversion of convertible preferred stock to common stock	14,166	—	546	—	—	—	546
Redemption of convertible preferred stock	—	—	—	(42,954)	—	—	(42,954)
Conversion of convertible preferred stock to common stock	925,567	1	37,255	(5,997)	—	—	31,259
Convertible preferred stock dividends (1)	—	—	—	(866)	—	—	(866)
Balance at June 30, 2020	19,254,090	$19	$402,433	$185,917	5,285,085	$(227,911)	$360,458

(1) Cash dividends on redeemable convertible preferred stock of $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2020 and June 30, 2020.

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2021

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, and personal care. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare is further expanding its offerings to include nutritional meal delivery and partners with communities throughout the country, providing food-insecure individuals delivery of nutritional meals.

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

On May 6, 2020, ModivCare entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”), and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT provides non-emergency medical transportation services under contractual relationships. Pursuant to the terms of the Purchase Agreement, ModivCare acquired all of the outstanding capital stock of NMT.

On November 18, 2020, ModivCare acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, which formed the foundation of our personal care business and Personal Care Segment operations.

On May 6, 2021, ModivCare completed the acquisition of WellRyde software from nuVizz, Inc., a technology provider of Advanced Transportation Management Systems (ATMS) software enabling routing, automated trip assignments and real-time network monitoring. See Note 3, Acquisitions, for further information.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

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

Impact of the COVID-19 Pandemic

During 2020 and 2021, the COVID-19 pandemic impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and the operational and financial stability of its business.

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

Grant Income

In the six months ended June 30, 2021, the Company received distributions from the CARES Act PRF of approximately $3.5 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services (HHS). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant.

Grant income recognized by the Company is presented in grant income in the accompanying condensed consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $20.8 million related to the deferral of employer payroll taxes as of June 30, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022; therefore, $10.4 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2021:

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") which addresses the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The update limits the accounting models for convertible instruments resulting in fewer embedded conversion features being separately recognized from the host contract. Specifically, ASU 2020-06 removes from GAAP the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present an embedded conversion feature in such debt within equity. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements or disclosures; however, does not expect the adoption to have a material impact.

3.  Acquisitions

WellRyde

On May 6, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with nuVizz, Inc., a Georgia corporation, to purchase the software WellRyde. Pursuant to the Purchase Agreement, the Company purchased the WellRyde software developed by nuVizz for total consideration of $12.0 million in cash, subject to certain adjustments, as provided in the Purchase Agreement. The acquired assets are recorded in other assets on the balance sheet and the Company intends to finalize the purchase accounting for this transaction in the third quarter of 2021.

Simplura Health Group

On November 18, 2020, the Company completed its acquisition of Simplura. Simplura was a nonpublic entity that specializes in personal care services offering placements of personal care assistants, home health aides, and skilled nurses for senior citizens, disabled adults and other high-needs patients. Simplura operates from its headquarters in Valley Stream, New York, with approximately 57 branches across seven states, including in several of the nation’s largest personal care markets. The acquisition of Simplura adds a business segment in personal care—a large, rapidly growing sector of healthcare that complements the NEMT segment.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100 percent of the voting stock of Simplura for $548.6 million (a preliminary purchase price of $569.8 million less $21.2 million of cash that was acquired).

The following is a preliminary estimate, as a result of certain items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of November 17, 2020 (in thousands):

Cash	$21,182
Accounts receivable (1)	69,882
Prepaid expenses and other (2)	9,089
Property and equipment (3)	1,640
Intangible assets (4)	264,770
Operating right of use asset (5)	9,447
Goodwill (6)	313,254
Other assets (7)	4,505
Accounts payable and accrued liabilities (8)	(46,043)
Accrued expense (8)	(2,564)
Deferred revenue (8)	(2,871)
Deferred acquisition payments (9)	(4,046)
Deferred acquisition note payable (8)	(1,050)
Operating lease liabilities (5)	(9,493)
Deferred tax liabilities (10)	(57,883)
Total of assets acquired and liabilities assumed	$569,819

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances. Upon finalization of the preliminary items noted below there may be related adjustments to certain of such items and to goodwill and income taxes. All items are expected to be finalized by the third quarter of 2021.

(1) Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. This estimate is preliminary as the Company's evaluation of the collectability of receivables is ongoing.
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

(5) The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) was recorded at $11.7 million based on market rates available to the Company during our preliminary purchase price allocation. This assessment has since been updated through the implementation of ASC 842 at the Personal Care segment as of June 30, 2021, and the related balances have been updated to $9.5 million and $9.4 million, respectively. This assessment remains preliminary as of the date of our filing and will be finalized with final purchase accounting in the third quarter of 2021.
(6) The acquisition preliminarily resulted in $309.7 million of goodwill as a result of expected synergies due to value-based care and solutions being provided to similar patient populations that partner with many of the same payor groups. In the second quarter of 2021 a closing cash adjustment of $3.5 million was paid to OEP AM, which, along with other immaterial adjustments, increased the goodwill related to this transaction to $313.3 million. Purchase accounting will be finalized in the third quarter of 2021. None of the acquired goodwill is deductible for tax purposes.
(7) Included in Other assets are indemnification guarantees with a value of $3.9 million, obtained in conjunction with the acquisition of Simplura to cover certain acquired liabilities totaling approximately $3.9 million.
(8) Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the acquisition date.
(9) Deferred acquisition payments are associated with historical acquisitions by Simplura. Of this balance, $0.1 million has been released through the second quarter of 2021.
(10) Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 13, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Assuming Simplura had been acquired as of January 1, 2020, and the results of Simplura had been included in operations beginning on January 1, 2020, the following tables provide estimated unaudited pro forma results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to the acquisition, transaction costs and other non-recurring costs directly attributable to the transaction and the impact of the additional debt to finance the acquisition.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Actual	Proforma	Actual	Proforma
Revenue	$474,448	$395,245	$928,058	$881,946
Income (loss) from continuing operations, net	13,757	(10,659)	32,637	11,788
Diluted earnings (loss) per share	$0.97	$(0.82)	$2.28	$0.90

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated or the future operating results. The supplemental proforma earnings were adjusted to exclude the impact of Simplura's historical interest expense of $6.9 million and $13.9 million for the three and six months ended June 30, 2020.

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

Restricted cash acquired was related to a security reserve for a contract and is presented in other current assets in our condensed consolidated balance sheet as of June 30, 2021. No liabilities were assumed.

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor relationships	Amortizable	6 years	$75,514
Trade names and trademarks	Amortizable	3 years	2,151
			$77,665

4.    Segments

On November 18, 2020, the Company acquired Simplura, which operates as a personal care service provider. As a result, at June 30, 2021, the Company’s chief operating decision maker reviews financial performance and allocates resources based on three segments as follows:

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

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

	Three months ended June 30, 2021
	NEMT	Personal Care	Matrix Investment	Total
Service revenue, net	$364,760	$109,688	$—	$474,448
Grant income (1)	—	852	—	852

Service expense	292,657	86,909	—	379,566
General and administrative expense (2)	41,621	14,726	—	56,347
Depreciation and amortization	6,935	4,884	—	11,819
Operating income	$23,547	$4,021	$—	$27,568

Equity in net income (loss) of investee	$—	$—	$(267)	$(267)
Equity investment	$—	$—	$141,163	$141,163
Goodwill	$135,216	$313,544	$—	$448,760
Total assets (continuing operations)	$727,077	$707,958	$141,163	$1,576,198

	Six months ended June 30, 2021
	NEMT	Personal Care	Matrix Investment	Total
Service revenue, net	$708,176	$219,882	$—	$928,058
Grant income (1)	—	3,500	—	3,500

Service expense	565,072	174,826	—	739,898
General and administrative expense (2)	81,587	29,630	—	111,217
Depreciation and amortization	14,248	9,811	—	24,059
Operating income	$47,269	$9,115	$—	$56,384

Equity in net income (loss) of investee	$—	$—	$(4,770)	$(4,770)
Equity investment	$—	$—	$141,163	$141,163
Goodwill	$135,216	$313,544	$—	$448,760
Total assets (continuing operations)	$727,077	$707,958	$141,163	$1,576,198

(1) Grant income for the Personal Care segment includes $3.5 million of provider relief funds received under the CARES Act. These funds are intended to support healthcare providers by reimbursing them for expenses incurred, or revenue lost, as a result of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

(2) General and administrative expense for the NEMT segment includes $2.0 million of costs related to the development of the nutritional meal delivery business offering. As this line of business has not yet commenced, and there is no discrete financial information available related to it, it is not considered a separate reportable segment at this time.

	Three months ended June 30, 2020
	NEMT	Matrix Investment	Total
Service revenue, net	$282,256	$—	$282,256

Service expense	196,106	—	196,106
General and administrative expense	31,199	—	31,199
Depreciation and amortization	6,108	—	6,108
Operating income	$48,843	$—	$48,843

Equity in net income of investee	$—	$4,425	$4,425
Equity investment	$—	$131,974	$131,974
Goodwill	$135,216	$—	$135,216
Total assets (continuing operations)	$522,271	$131,974	$654,245

	Six months ended June 30, 2020
	NEMT	Matrix Investment	Total
Service revenue, net	$649,547	$—	$649,547

Service expense	528,767	—	528,767
General and administrative expense	51,994	—	51,994
Depreciation and amortization	9,898	—	9,898
Operating income	$58,888	$—	$58,888

Equity in net income of investee	$—	$1,875	$1,875
Equity investment	$—	$131,974	$131,974
Goodwill	$135,216	$—	$135,216
Total assets (continuing operations)	$522,271	$131,974	$654,245

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

Capitation structure

Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors, or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability is reduced through future increases in trip volume and periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

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

Fee-for-service structure

Fee-for-service ("FFS") revenue represents revenue earned under contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Customer Information
Of the NEMT segment’s revenue, 9.2% and 10.4% were derived from one U.S. state Medicaid program for the six months ended June 30, 2021, and 2020, respectively. Of the Personal Care segment's revenue, 28.2% was derived from one U.S. state Medicaid program for the six months ended June 30, 2021. In addition, substantially all of the Company’s revenues are generated from domestic governmental agencies or entities that contract with governmental agencies.

Disaggregation of Revenue

The following table summarizes disaggregated revenue from contracts with customers by contract type (in thousands):

	Three months ended June 30, 2021	Three months ended June 30, 2020
State Medicaid agency and Medicare contracts	$207,432	$151,545
Managed care organization contracts	267,016	130,711
Total Service revenue, net	$474,448	$282,256

Capitated contracts	$312,078	$253,858
Non-capitated contracts	162,370	28,398
Total Service revenue, net	$474,448	$282,256

	Six months ended June 30, 2021	Six months ended June 30, 2020
State Medicaid agency and Medicare contracts	$410,752	$332,276
Managed care organization contracts	517,306	317,271
Total Service revenue, net	$928,058	$649,547

Capitated contracts	$608,312	$554,582
Non-capitated contracts	319,746	94,965
Total Service revenue, net	$928,058	$649,547

The table above includes $109.7 million and $219.9 million of non-capitated revenue for the three and six months ended June 30, 2021 related to the Personal Care Segment through the acquisition of Simplura.

During the three months ended June 30, 2021 and 2020, the Company recognized a $0.4 million increase to and a $3.6 million reduction of service revenue respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the six months ended June 30, 2021 and 2020, the Company recognized a $5.3 million increase to and a $3.5 million reduction of service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$206,494	$164,622
Reconciliation contracts receivable (1)	21,006	35,724
Allowance for doubtful accounts	(527)	(2,403)
Accounts receivable, net	$226,973	$197,943

(1) Reconciliation contracts receivable, primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions.
The following table provides information about other accounts included on the accompanying condensed consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Accrued contract payables (1)	$296,717	$101,705
Long-term contract payables (2)	$2,292	$72,183
Deferred revenue, current	$2,370	$2,923
Deferred revenue, long-term, included in “other long-term liabilities”	$453	$566
(1) Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to lower activity as a result of COVID-19.

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

6.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$290,909	$41,786
Restricted cash, current	19	3,213
Current assets of discontinued operations	—	89
Cash, cash equivalents and restricted cash	$290,928	$45,088

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

7.    Equity Investment

As of June 30, 2021 and December 31, 2020, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net loss (income) of investee” in the accompanying consolidated statements of operations.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2021 and December 31, 2020 totaled $141.2 million and $137.5 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$143,054	$143,110
Long-term assets	$605,262	$619,642
Current liabilities	$65,564	$81,920
Long-term liabilities	$343,572	$351,036

	Three months ended June 30, 2021	Three months ended June 30, 2020
Revenue	$114,333	$90,667
Operating income	$4,549	$15,258
Net income	$319	$8,892

	Six months ended June 30, 2021	Six months ended June 30, 2020
Revenue	$238,372	$151,971
Operating income	$20,157	$13,585
Net income	$8,484	$2,535

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid income taxes	$2,995	$14,633
Prepaid insurance	11,821	7,577
Prepaid rent	1,019	1,196
Other prepaid expenses	10,439	8,479
Total prepaid expenses and other current assets	$26,274	$31,885

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and related liabilities (1)	$43,611	$57,201
Accrued cash settled stock-based compensation	25,347	19,376
Deferred operating expenses	9,365	8,018
Union pension obligations	8,150	6,632
Accrued legal fees	5,337	3,228
Accrued interest	4,179	4,927
Deferred acquisition payments	3,978	3,978
Other	9,176	13,650
Total accrued expenses and other current liabilities	$109,143	$117,010

(1) Accrued compensation and related liabilities include deferred payroll taxes, which are deferred as a result of the CARES Act. The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has received a cumulative cash benefit of approximately $20.8 million related to the deferral of employer payroll taxes as of June 30, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022, therefore, $10.4 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

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

Debt issuance costs of $14.5 million were incurred in relation to the Notes issuance and these costs were deferred and are amortized to interest cost over the term of the Notes. As of June 30, 2021, $12.6 million of unamortized deferred issuance costs was netted against the long-term debt balance on the condensed consolidated balance sheet.

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

As of June 30, 2021, the Company had no borrowings outstanding on the Credit Facility; however, there were letters of credit outstanding in the amount of $17.2 million. The Company’s available credit under the Credit Facility was $207.8 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million with either additional commitments from lenders under the Credit Agreement at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increase. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the Credit Facility.

11.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees and non-employee directors under the Company's 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (the “Equity Incentive Plan”). The Equity Incentive Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three months ended June 30, 2021 and 2020 and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service expense	$—	$54	$—	$119
General and administrative expense	1,472	675	2,659	1,653
Total stock-based compensation	$1,472	$729	$2,659	$1,772

At June 30, 2021, the Company had 279,707 stock options outstanding with a weighted-average exercise price of $85.56. The Company also had 20,996 unvested restricted stock awards ("RSAs") and 57,380 unvested restricted stock units ("RSUs") outstanding at June 30, 2021 with a weighted-average grant date fair value of $89.52 and $110.94, respectively.

12.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$13,672	$36,998	$32,513	$53,096
Dividends on convertible preferred stock outstanding	—	(76)	—	(1,171)
Dividends paid pursuant to the Conversion Agreement	—	(790)	—	(790)
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	—	(48,951)	—	(48,951)
Income allocated to participating securities	—	—	—	(264)
Net income (loss) available to common stockholders	$13,672	$(12,819)	$32,513	$1,920

Continuing operations	$13,757	$(12,518)	$32,637	$2,423
Discontinued operations	(85)	(301)	(124)	(503)
Net income (loss) available to common stockholders	$13,672	$(12,819)	$32,513	$1,920

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,025,325	13,077,596	14,151,946	13,032,931
Effect of dilutive securities:
Common stock options	115,335	—	130,819	10,347
Restricted stock	34,934	—	47,029	16,421
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,175,594	13,077,596	14,329,794	13,059,699

Basic earnings (loss) per share:
Continuing operations	$0.98	$(0.96)	$2.31	$0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Basic earnings (loss) per share	$0.97	$(0.98)	$2.30	$0.15
Diluted earnings (loss) per share:
Continuing operations	$0.97	$(0.96)	$2.28	$0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Diluted earnings (loss) per share	$0.96	$(0.98)	$2.27	$0.15

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options to purchase common stock	62,820	597,842	49,406	604,394
Convertible preferred stock	—	633,454	—	715,657

Issuer Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through June 30, 2021, 269,407 shares were repurchased under the program for $39.0 million.

13.    Income Taxes

The Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2021 was 29.6% and 26.6% respectively. The effective tax rate for continuing operations for the three and six months ended June 30, 2020 was 28.0% and 9.2%, respectively. For the six months ended June 30, 2021, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses. For the six months ended June 30, 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs").

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30.8 million resulting from the loss on the sale of our workforce development segment ("WD Services segment") in 2018. As a result of the size of the refunds received, in October 2019, the IRS commenced a Joint Committee Review of the refunds. The review is still ongoing.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35% to 21% and provided that U.S. NOLs incurred after 2017 could only be carried forward to offset future taxable income. Pursuant to the CARES Act, which was enacted on March 27, 2020, the Company carried its 2018 NOL back five years. As a result, during the six months ended June 30, 2020, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%. The Company also recorded an additional income tax payable of $3.5 million for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

As of June 30, 2021, the Company has received all of the $27.3 million receivable for the 2018 U.S. NOL carryback. This $27.3 million is also subject to the ongoing IRS Joint Committee Review.

14.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits. Unless otherwise expressly stated, our management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company.

On August 6, 2020, LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action law suit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. ModivCare Solutions has provided Mr. Farah’s counsel with a list of transportation providers meeting the definition for the putative class and anticipates notices about the putative class action being sent out to the potential class members in the coming weeks. ModivCare Solutions believes it will be able to decertify this class action after discovery and in any event intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and ModivCare Solutions by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging violations of the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act, including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care Entities. None of the Relators were employed by ModivCare Solutions. The federal government has declined to intervene against ModivCare Solutions. ModivCare Solutions filed a motion to dismiss the Complaint on April 22, 2019, and believes that the case will not have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations. This case remains dormant as it relates to ModivCare Solutions.

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

In a companion case to the All Metro case, a federal class action lawsuit was filed in May 2021 alleging similar claims as in the All Metro case. All Metro has retained the same attorneys to represent it in both the state and federal cases. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

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

During the three and six months ended June 30, 2021, the Company recorded expense of $4.5 million and $6.5 million respectively, for all cash-settled awards, and during the three and six months ended June 30, 2020, the Company recorded expense of $4.5 million and $4.0 million respectively, for all cash-settled awards. The expense and benefit for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. The liability for unexercised cash-settled share-based payment awards of $25.3 million and $19.4 million at June 30, 2021 and December 31, 2020, respectively, is reflected in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets. At June 30, 2021, the Company had 1,344 SEUs and 200,000 SOEUs outstanding.

16. Subsequent Events
On July 26, 2021, ModivCare announced that it signed a merger agreement to acquire CareFinders Total Care LLC (“CareFinders”), a personal care provider in the Northeast, with a presence in New Jersey, Pennsylvania, and Connecticut. Under the terms of the agreement, ModivCare has agreed to acquire 100% of the equity interests in CareFinders for a cash purchase price of $340 million, subject to customary purchase price adjustments. The purchase price is inclusive of an estimated $34 million of net present value tax attributes generated by the transaction, implying a net purchase price of approximately $306 million. The transaction is expected to close in the third quarter of 2021, subject to regulatory approvals and other customary closing conditions.

On August 3, 2021, ModivCare announced that it signed a purchase agreement to acquire VRI Intermediate Holdings, LLC (“VRI”), a provider of remote patient monitoring solutions. VRI manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring, medication management, and data-driven patient engagement solutions. Under the terms of the agreement, ModivCare has agreed to acquire 100% of the equity interests in VRI for a cash purchase price of $315 million, subject to customary purchase price adjustments. The transaction is expected to close in the third quarter of 2021, subject to regulatory approvals and other customary closing conditions.

The Company intends to fund the payment of the purchase price for these transactions with a combination of cash on hand, funds to be drawn under the Company’s undrawn $225 million revolving Credit Facility, as amended, and net proceeds from a $400 million committed debt financing from Deutsche Bank Securities Inc. and Jefferies LLC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2021 and 2020, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2020. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2021 and Q2 2020 mean the three months ended June 30, 2021 and the three months ended June 30, 2020, respectively, and references to YTD 2021 and YTD 2020 mean the six months ended June 30, 2021 and the six months ended June 30, 2020, respectively.

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made and are expressly qualified in their entirety by the cautionary statements set forth herein and in our other filings with the SEC, which you should read in their entirety before making an investment decision with respect to our securities. We undertake no obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of Our Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, and personal care. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare is further expanding its offerings to include nutritional meal delivery and partners with communities throughout the country, providing food-insecure individuals delivery of nutritional meals.

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

On May 6, 2020, ModivCare entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Specialty Benefits, LLC., a Delaware corporation (the “Seller”), National MedTrans, LLC, a New York limited liability company (“NMT”), and for limited purposes therein, United Healthcare Services, Inc., a Minnesota corporation. NMT provides non-emergency medical transportation services under contractual relationships. Pursuant to the terms of the Purchase Agreement, ModivCare acquired all of the outstanding capital stock of NMT.

On November 18, 2020, ModivCare acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, which formed the foundation of our personal care business and Personal Care Segment operations.

On May 6, 2021, ModivCare completed the acquisition of WellRyde software from nuVizz, Inc., a technology provider of Advanced Transportation Management Systems (ATMS) software enabling routing, automated trip assignments and real-time network monitoring. See Note 3, Acquisitions, for further information.

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
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and,
•Medicaid, Managed Care Organizations (MCOs) and Medicare Advantage plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by the recent signing into law of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

Update on the Impact of the COVID-19 Pandemic

During 2020 and 2021, the COVID-19 pandemic impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees and patients, maximizing the availability of its services and products to support the SDoH, and the operational and financial stability of its business.

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

Grant Income. For the six months ended June 30, 2021, the Company received distributions of the CARES Act PRF of approximately $3.5 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic, which is currently recorded as grant income. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the HHS. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $20.8 million related to the deferral of employer payroll taxes as of June 30, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022; therefore, $10.4 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

As a result of the COVID-19 pandemic, our NEMT Segment has experienced a decreased number of trips beginning in March 2020. As many of our contracts are capitated, our revenues did not experience a decrease to the level of our transportation costs, resulting in a positive impact to our gross margin. However, certain of our contracts contain risk corridor or profit rebate provisions, which result in a possible refund to our payors if our gross margin exceeds certain pre-determined limits. For these contracts, we have recognized a contract payable in relation to revenues that have been received, however are unearned due to the possibility of payback. It is possible we could experience higher transportation costs in the future as we are currently seeing trip volumes increase to levels higher than those pre-pandemic in certain regions of the country. See further discussion of this at Note 5, Revenue Recognition.

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

Composition of Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three and six months ended June 30, 2021.

Revenues

Service revenue, net. Service revenue, net represents the revenue recognized from transportation management services through our NEMT segment and from personal care services through our Personal Care segment.

Grant Income

Grant Income. Through the second quarter of 2021, the Company received distributions of the CARES Act PRF targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic.

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

Equity in net income of investee. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment.

Income Tax Expense (Benefit). The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management.

We operate in three reportable business segments: NEMT, Personal Care and the Matrix Investment. Prior to November 17, 2020, our primary operating segment was NEMT, which provides non-emergency medical transportation services. On November 18, 2020, we acquired Simplura, resulting in the creation of our Personal Care segment, which operates in the non-medical personal care service industry. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our NEMT and Personal Care Segments include revenue and expenses incurred by the segment, as well as our activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. See Note 4, Segments, in our accompanying condensed consolidated financial statements for further information on our segments.

Discontinued operations. During prior years, we completed several transactions which resulted in the presentation of the related operations as Discontinued Operations. Activity for the current period is not significant.

Q2 2021 compared to Q2 2020

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q2 2021 and Q2 2020 (in thousands):

	Three months ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$474,448	100.0%	$282,256	100.0%
Grant income	852	0.2%	—	—%

Operating expenses:
Service expense	379,566	80.0%	196,106	69.5%
General and administrative expense	56,347	11.9%	31,199	11.1%
Depreciation and amortization	11,819	2.5%	6,108	2.2%
Total operating expenses	447,732	94.4%	233,413	82.7%

Operating income	27,568	5.8%	48,843	17.3%

Other expenses (income):
Interest expense, net	8,287	1.7%	1,498	0.5%
Equity in net income of investee	(267)	(0.1)%	(4,425)	(1.6)%
Income from continuing operations before income taxes	19,548	4.1%	51,770	18.3%
Provision for income taxes	5,791	1.2%	14,471	5.1%
Income from continuing operations, net of tax	13,757	2.9%	37,299	13.2%
Loss from discontinued operations, net of tax	(85)	—%	(301)	(0.1)%
Net income	$13,672	2.9%	$36,998	13.1%

Service revenue, net. Service revenue, net for Q2 2021 increased $192.2 million, or 68.1%, compared to Q2 2020.  Service revenue, net, had an incremental increase of $109.7 million due to the acquisition of Simplura in November 2020. NEMT segment revenue also increased by $82.5 million, primarily due to higher trip volume when compared to Q2 2020, as trip volume was depressed in the prior year due to the impact of COVID-19. While a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes, we have certain contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced positive impacts to revenue due to higher trip volumes.

Grant Income. In the second quarter of 2021, the Company received distributions of the CARES Act PRF of approximately $0.9 million targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic.

Service expense. Service expense components are shown below (in thousands):

	Three months ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$245,015	51.6%	$151,504	53.7%
Payroll and related costs	122,651	25.9%	33,459	11.9%
Other service expenses	11,900	2.5%	11,088	3.9%
Stock-based compensation	—	—%	55	—%
Total service expense	$379,566	80.0%	$196,106	69.5%

Service expense for Q2 2021 increased $183.5 million, or 94%, compared to Q2 2020 primarily due to higher purchased services in the NEMT segment of $93.5 million related to an increase in third-party transportation costs and associated payroll costs in our contact centers. Payroll and related costs increased by a further $89.2 million, primarily related to incremental costs of $85.5 million in the Personal Care segment due to the Simplura acquisition in November 2020.

General and administrative expense. General and administrative expense for Q2 2021 increased $25.1 million, or 81%, compared to Q2 2020. The increase was partially attributable to an increase of $14.7 million of costs related to the addition of the Personal Care segment. Other factors contributing to this increase are $6.2 million related to SDoH, ERP, branding and transaction related costs and $1.2 million increase in personnel related expenses.

Depreciation and amortization. Depreciation and amortization for Q2 2021 increased $5.7 million or 94% compared to Q2 2020 primarily as a result of $4.7 million of additional amortization in the Personal Care segment associated with intangible assets purchased in the Simplura acquisition, as well as $1.1 million of additional amortization in the NEMT segment related to intangible assets purchased through the NMT acquisition. See Note 3, Acquisitions.

Interest expense, net. Interest expense, net, for Q2 2021 and Q2 2020 was $8.3 million and $1.5 million, respectively. Interest expense increased as a result of the activity related to the $500.0 million of Senior Unsecured Notes ("the Notes") we issued on November 4, 2020. We incurred $7.4 million of interest expense related to the Notes in Q2 2021.

Equity in net income of investee. Our equity in net income of investee for Q2 2021 of $0.3 million was as a result of our proportionate share of the net income of Matrix. Matrix reported that its Q2 2021 net income was negatively impacted by its Clinical Solutions business, which had a $19.2 million decrease in revenue due to a faster than expected vaccination rollout and winding down of COVID testing, which was offset by the launch of its clinical trials business in the third quarter of 2020. Additionally, Matrix reported increased revenue and income related to a clinical solutions product offering following the October 2020 acquisition of Biocerna LLC, a diagnostic company that, among other tests, provides rapid COVID-19 test kits.

Provision (benefit) for income taxes. Our effective tax rate from continuing operations for Q2 2021 and Q2 2020 was a provision of 29.6% and 28.0%, respectively. For Q2 2021 and Q2 2020, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services segment.

YTD 2021 compared to YTD 2020

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for YTD 2021 and YTD 2020 (in thousands):

	Six months ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$928,058	100.0%	$649,547	100.0%
Grant income	3,500	0.4%

Operating expenses:
Service expense	739,898	79.7%	528,767	81.4%
General and administrative expense	111,217	12.0%	51,994	8.0%
Depreciation and amortization	24,059	2.6%	9,898	1.5%
Total operating expenses	875,174	94.3%	590,659	90.9%

Operating income	56,384	6.1%	58,888	9.1%

Non-operating expense:
Interest expense, net	16,710	1.8%	1,739	0.3%
Equity in net income of investee	(4,770)	(0.5)%	(1,875)	(0.3)%
Income from continuing operations before income taxes	44,444	4.8%	59,024	9.1%
Provision for income taxes	11,807	1.3%	5,425	0.8%
Income from continuing operations, net of tax	32,637	3.5%	53,599	8.3%
Discontinued operations, net of tax	(124)	—%	(503)	(0.1)%
Net income	$32,513	3.5%	$53,096	8.2%

Service revenue, net. Consolidated service revenue, net for YTD 2021 increased $278.5 million, or 42.9%, compared to YTD 2020. This increase in revenue was primarily due to revenue attributable to Personal Care Services of $219.9 million. Revenue for YTD 2021 compared to YTD 2020 included an increase in revenue attributable to NEMT Services of $58.6 million primarily driven by incremental revenue from the NMT acquisition that closed in the second quarter of 2020.

Grant Income. In the six months ended June 30, 2021, the Company received distributions of the CARES Act PRF of approximately $3.5 million targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic.

Service expense. Service expense components are shown below (in thousands):

	Six months ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$468,310	50.5%	$431,182	66.4%
Payroll and related costs	247,762	26.7%	74,579	11.5%
Other operating expenses	23,826	2.6%	22,887	3.5%
Stock-based compensation	—	0.0%	119	0.0%
Total service expense	$739,898	79.7%	$528,767	81.4%

Service expense for YTD 2021 increased $211.1 million, or 39.9%, compared to YTD 2020 due primarily to $172.0 million in incremental payroll and related costs for the Personal Care segment from the Simplura acquisition in November of 2020. Purchased services costs for the NEMT segment also increased by $37.1 million related to higher trip volume in the second quarter of 2021 compared to the second quarter of 2020, which had lower trip volumes due to the COVID-19 pandemic.

General and administrative expense. General and administrative expense for Q2 2021 increased $59.2 million, or 113.9%, compared to Q2 2020. The increase was partially attributable to an increase of $29.6 million of costs related to the addition of the Personal Care segment. Other factors contributing to this increase are $12.3 million related to SDoH, ERP, branding and transaction related costs, $5.9 million increase in personnel related expenses, $5.6 million related to telecom and software investments and $3.6 million related to legal activities.

Depreciation and amortization. Depreciation and amortization for Q2 2021 increased $14.2 million or 143.1% compared to Q2 2020 primarily as a result of $9.5 million of additional amortization in the Personal Care segment associated with intangible assets purchased in the Simplura acquisition, as well as $4.4 million of additional amortization in the NEMT segment related to intangible assets purchased through the NMT acquisition. See Note 3, Acquisitions.

Interest expense, net. Consolidated interest expense, net for YTD 2021 increased $15.0 million compared to YTD 2020. Interest expense increased as a result of the activity related to the $500.0 million of Senior Unsecured Notes ("the Notes") we issued on November 4, 2020. We incurred $14.7 million of interest expense related to the Notes in the six months ended June 30, 2021.

Equity in net income of investee. Our equity in net income of investee for YTD 2021 of $4.8 million was as a result of our proportionate share of the net income of Matrix. Matrix reported that its YTD 2021 net income was positively impacted by its Clinical Care business, which had a $44.7 million increase in revenue year over year due to returning to members' homes after the COVID-19 pandemic. Additionally, Matrix reported increased revenue and income related to its Clinical Solutions business due to a full six months in 2021 versus a late March start to the business unit in 2020.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2021 and YTD 2020 were 26.6% and 9.2%, respectively. The YTD 2021 effective tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and certain non-deductible expenses. For YTD 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to the favorable impact of the CARES Act on the Company's 2018 U.S. NOLs.

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

Cash flow from operating activities during the six months ended June 30, 2021 was $169.1 million. Our balance of cash and cash equivalents, including restricted cash, was $290.9 million and $183.4 million at June 30, 2021 and December 31, 2020, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows. At June 30, 2021, we had no borrowings outstanding under our Credit Facility; however, we had letters of credit outstanding of $17.2 million. At December 31, 2020, we had no amounts outstanding under the Credit Facility.

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

YTD 2021 cash flows compared to YTD 2020

Operating activities. Cash provided by operating activities was $169.1 million and $147.2 million for YTD 2021 and YTD 2020, respectively. Cash flows from operating activities increased by $21.9 million primarily due to an increase in cash provided by changes in working capital of $44.4 million. The working capital changes were related to an increase in the change in accrued contract payables of $46.2 million primarily related to liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to lower trip volumes as a result of COVID-19, an increase in the change in accrued transportation costs of $12.0 million and an increase in the change in income tax refunds on sale of business of $10.7 million. The increase in the changes in these working capital items was offset by a decrease in the change in cash of $34.3 million associated with accounts receivable and other receivables. The remaining increase in cash flow provided by operating activities was a result of the decrease in net income of $20.6 million, primarily from lower operating income, and an increase in amortization of $13.3 million due to the intangible assets brought on under the Simplura and NMT acquisitions in 2020. This was partially offset by an increase in equity income of our investee of $2.9 million.

Investing activities. Net cash used in investing activities of $24.0 million in YTD 2021 decreased by $56.0 million as compared to YTD 2020 as a result of $77.7 million spent on the NMT acquisition in Q2 2020 as compared to only $15.8 million spent on acquisitions in YTD Q2 2021, primarily related to the purchase of WellRyde.

Financing activities. Net cash used in financing activities of $37.6 million in YTD 2021 decreased by $46.2 million as compared to net cash used in financing activities YTD 2020 of $83.8 million. The change was primarily due to a preferred stock conversion payment of $82.8 million in Q2 2020, partially offset by an increase in cash paid to repurchase common stock in the second quarter of 2021 of $28.9 million. See Note 12, Stock-Based Compensation and Similar Arrangements, for further information on the stock buyback.

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

As of June 30, 2021, the Company had no borrowings outstanding on the Credit Facility.

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

We were in compliance with all covenants under the credit agreement as of June 30, 2021.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase on the principal amounts outstanding thereunder from time to time. We did not have any amounts outstanding on our Credit Facility at June 30, 2021.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2021. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2021 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on us due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Interested parties should refer to Note 14, Commitments and Contingencies, to the financial statements included in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through June 30, 2021, 269,407 shares were repurchased under the program. The Company also repurchased vested shares of Common Stock tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s Equity Incentive Plan. The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our Common Stock during the three months ended June 30, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s)
April 1, 2021 to April 30, 2021	139,863	$140.62	139,863	$40,881

May 1, 2021 to May 31, 2021	36,022	$139.40	36,022	$35,860

June 1, 2021 to June 30, 2021	—	$—	—	$35,860

Total	175,885		175,885	$35,860

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: August 5, 2021	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Duly Authorized Officer)

Date: August 5, 2021	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)