Form 10-Q
period 2021-09-30
ModivCare Inc
filed 2021-11-05
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were outstanding 13,999,767 shares (excluding treasury shares of 5,415,040) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$126,506	$183,281
Accounts receivable, net of allowance of $690 and $2,403, respectively	289,230	197,943
Other receivables	12,934	12,674
Prepaid expenses and other current assets	41,655	31,885
Restricted cash	186	75
Current assets of discontinued operations	141	758
Total current assets	470,652	426,616
Operating lease right-of-use assets	44,077	30,928
Property and equipment, net	52,538	27,544
Goodwill	929,986	444,927
Intangible assets, net	491,997	345,652
Equity investment	134,353	137,466
Other assets	11,550	12,780
Total assets	$2,135,153	$1,425,913
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,458	$8,464
Accrued contract payables	320,045	101,705
Accrued expenses and other current liabilities	109,571	117,010
Accrued transportation costs	92,028	79,674
Current portion of operating lease liabilities	9,287	8,277
Self-funded insurance programs	7,563	4,727
Deferred revenue	2,488	2,923
Current liabilities of discontinued operations	1,527	1,971
Total current liabilities	575,967	324,751
Long-term debt, net of deferred financing costs of $25,330 and $14,020, respectively	974,669	485,980
Deferred tax liabilities	112,461	92,195
Operating lease liabilities, less current portion	35,389	23,437
Long-term contract payables	5,793	72,183
Other long-term liabilities	26,887	15,756
Total liabilities	1,731,166	1,014,302
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,581,219 and 19,570,598, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	428,643	421,318
Retained earnings	243,356	218,414
Treasury shares, at cost, 5,561,826 and 5,287,283 shares, respectively	(268,032)	(228,141)
Total stockholders’ equity	403,987	411,611
Total liabilities and stockholders’ equity	$2,135,153	$1,425,913

 See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service revenue, net	$493,059	$320,619	$1,421,117	$970,166
Grant income (Note 2)	—	—	3,500	—

Operating expenses:
Service expense	399,272	235,543	1,139,170	764,310
General and administrative expense	68,054	34,441	179,271	86,435
Depreciation and amortization	12,608	7,301	36,667	17,199
Total operating expenses	479,934	277,285	1,355,108	867,944

Operating income	13,125	43,334	69,509	102,222

Other expenses (income):
Interest expense, net	17,702	379	34,412	2,118
Equity in net loss (income) of investee	6,748	(10,325)	1,978	(12,200)
Income (loss) from continuing operations before income taxes	(11,325)	53,280	33,119	112,304
Provision (benefit) for income taxes	(3,863)	14,360	7,944	19,785
Income (loss) from continuing operations, net of tax	(7,462)	38,920	25,175	92,519
Loss from discontinued operations, net of tax	(108)	(115)	(232)	(618)
Net income (loss)	$(7,570)	$38,805	$24,943	$91,901

Net income (loss) available to common stockholders (Note 12)	$(7,570)	$35,346	$24,943	$34,563

Basic earnings (loss) per common share:
Continuing operations	$(0.53)	$2.53	$1.79	$2.63
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Basic earnings (loss) per common share	$(0.54)	$2.52	$1.77	$2.58

Diluted earnings (loss) per common share:
Continuing operations	$(0.53)	$2.51	$1.76	$2.62
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Diluted earnings (loss) per common share	$(0.54)	$2.50	$1.74	$2.57

Weighted-average number of common shares outstanding:
Basic	13,993,438	14,026,039	14,102,371	13,367,605
Diluted	13,993,438	14,133,904	14,278,331	13,415,344

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities
Net income	$24,943	$91,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,839	6,980
Amortization	27,827	10,219
Provision for doubtful accounts	(1,712)	(3,139)
Stock-based compensation	4,225	2,949
Deferred income taxes	(3,295)	12,612
Amortization of deferred financing costs and debt discount	2,175	292
Equity in net loss (income) of investee	1,978	(12,200)
Reduction of right-of-use assets	8,681	6,769
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(69,597)	20,017
Prepaid expenses and other assets	(5,330)	(28,216)
Income tax refunds on sale of business	—	17,789
Self-funded insurance programs	2,837	1,259
Accrued contract payables	151,950	88,347
Accounts payable and accrued expenses	7,138	33,061
Accrued transportation costs	12,354	(5,506)
Deferred revenue	(502)	453
Other long-term liabilities	2,183	43,639
Net cash provided by operating activities	174,694	287,226
Investing activities
Purchase of property and equipment	(13,852)	(4,786)
Acquisition, net of cash acquired	(667,228)	(77,665)
Net cash used in investing activities	(681,080)	(82,451)
Financing activities
Proceeds from debt	625,000	162,000
Repayment of debt	(125,000)	(162,000)
Repurchase of common stock, for treasury	(39,040)	(10,186)
Payment of debt issuance costs	(13,486)	—
Proceeds from common stock issued pursuant to stock option exercise	3,099	21,581
Restricted stock surrendered for employee tax payment	(851)	(92)
Preferred stock redemption payment	—	(88,743)
Preferred stock dividends	—	(1,988)
Other financing activities	—	(204)
Net cash provided by (used in) financing activities	449,722	(79,632)
Net change in cash, cash equivalents and restricted cash	(56,664)	125,143
Cash, cash equivalents and restricted cash at beginning of period	183,356	61,673
Cash, cash equivalents and restricted cash at end of period	$126,692	$186,816

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Nine months ended September 30,
Supplemental cash flow information	2021	2020
Cash paid for interest	$24,006	$1,775
Cash paid for income taxes, net of refunds	$12,846	$11,805
Assets acquired under operating leases	$21,829	$5,488

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Nine months ended September 30, 2021

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net income	—	—	—	18,840	—	—	18,840
Stock-based compensation	—	—	1,149	—	—	—	1,149
Exercise of employee stock options	36,338	—	2,286	—	—	—	2,286
Restricted stock issued	15,821	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	4,253	(721)	(721)
Shares issued for bonus settlement and director stipends	260	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	94,235	(14,450)	(14,450)
Balance at March 31, 2021	19,623,017	20	424,791	237,254	5,385,771	(243,312)	418,753
Net income	—	—	—	13,672	—	—	13,672
Stock-based compensation	—	—	1,416	—	—	—	1,416
Exercise of employee stock options	866	—	49	—	—	—	49
Restricted stock forfeited	(55,162)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	713	(99)	(99)
Shares issued for bonus settlement and director stipends	324	—	56	—	—	—	56
Stock repurchase plan	—	—	—	—	175,173	(24,590)	(24,590)
Balance at June 30, 2021	19,569,045	20	426,312	250,926	5,561,657	(268,001)	409,257
Net loss	—	—	—	(7,570)	—	—	(7,570)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Exercise of employee stock options	12,296	—	765	—	—	—	765
Restricted stock issued	(455)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	169	(31)	(31)
Shares issued for bonus settlement and director stipends	333	—	61	—	—	—	61
Stock repurchase plan	—	—	—	—	—	—	—
Balance at September 30, 2021	19,581,219	$20	$428,643	$243,356	5,561,826	$(268,032)	$403,987

	Nine months ended September 30, 2020

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	16,098	—	—	16,098
Stock-based compensation	—	—	1,005	—	—	—	1,005
Exercise of employee stock options	39,111	—	2,054	—	—	—	2,054
Restricted stock issued	79,029	—	—	—	626	(37)	(37)
Shares issued for bonus settlement and director stipends	701	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	142,821	(7,299)	(7,299)
Conversion of convertible preferred stock to common stock	40	—	2	—	—	—	2
Convertible preferred stock dividends (1)	—	—	—	(1,095)	—	—	(1,095)
Balance at March 31, 2020	18,192,644	18	354,628	198,736	5,232,229	(225,024)	328,358
Net income	—	—	—	36,998	—	—	36,998
Stock-based compensation	—	—	691	—	—	—	691
Exercise of employee stock options	129,722	—	9,275	—	—	—	9,275
Restricted stock forfeited	(8,496)	—	—	—	—	—	—
Shares issued for bonus settlement and director stipends	487	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	52,856	(2,887)	(2,887)
Conversion of convertible preferred stock to common stock	14,166	—	546	—	—	—	546
Redemption of convertible preferred stock	—	—	—	(42,954)	—	—	(42,954)
Conversion of convertible preferred stock to common stock pursuant to Conversion Agreement	925,567	1	37,255	(5,997)	—	—	31,259
Convertible preferred stock dividends (1)	—	—	—	(866)	—	—	(866)
Balance at June 30, 2020	19,254,090	19	402,433	185,917	5,285,085	(227,911)	360,458
Net income	—	—	—	38,805	—	—	38,805
Stock-based compensation	—	—	1,139	—	—	—	1,139
Exercise of employee stock options	145,124	1	10,250	—	—	—	10,251
Restricted stock issued	330	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	581	(55)	(55)
Shares issued for bonus settlement and director stipends	414	—	38	—	—	—	38
Redemption of convertible preferred stock	—	—	—	(3,186)	—	—	(3,186)
Conversion of convertible preferred stock to common stock	68,633	—	2,644	—	—	—	2,644
Dividends paid pursuant to the Conversion Agreement (2)	—	—	—	(27)	—	—	(27)
Balance at September 30, 2020	19,468,591	$20	$416,504	$221,509	5,285,666	$(227,966)	$410,067

(1) Cash dividends on redeemable convertible preferred stock of $1.37 per share were distributed to convertible preferred stockholders for the three months ended March 31, 2020 and June 30, 2020.

(2) On September 3, 2020, accrued cash dividends of $1.37 per share were paid to Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC pursuant to the Preferred Stock Conversion Agreement as discussed in Note 11, Stock-Based Compensation and Similar Arrangements.

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2021

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include nutritional meal delivery and partner with communities throughout the country, providing food-insecure individuals delivery of nutritional meals.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business, its in-home personal care business that consists of Simplura Health Group and Care Finders Total Care LLC, and its recent addition of the remote patient monitoring business through its acquisition of VRI Intermediate Holdings, LLC, or VRI, ModivCare has united four complementary healthcare businesses that serve similar, highly vulnerable patient populations.

On May 6, 2020, ModivCare acquired all of the outstanding equity of National MedTrans, LLC, or NMT, a New York limited liability company and provider of non-emergency medical transportation services under contractual relationships.

On November 18, 2020, ModivCare acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, or Simplura, which formed the foundation of our personal care business and Personal Care segment.

On May 6, 2021, ModivCare acquired the WellRyde software from nuVizz, Inc., a Georgia corporation ("nuVizz"), a technology provider of Advanced Transportation Management Systems software enabling routing, automated trip assignments and real-time network monitoring.

On September 14, 2021, ModivCare acquired Care Finders Total Care LLC, or Care Finders, a personal care provider in the Northeast, with a scaled presence in New Jersey, Pennsylvania, and Connecticut, as an addition to the Personal Care segment.

On September 22, 2021, ModivCare acquired VRI, a provider of remote patient monitoring and data-driven patient engagement solutions.

See Note 3, Acquisitions, for further information regarding the above acquisitions.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand and which we refer to as “Matrix”. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix’s clinical care business ("Clinical Care") provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s clinical solutions business ("Clinical Solutions") provides employee health and wellness services focused on improving employee health with worksite certification solutions that reinforce business resilience and safe return-to-work outcomes. Its Clinical Solutions offerings also provide clinical trial services which support the delivery of safe and effective decentralized clinical trial operations to patients and eligible volunteers. Matrix also provides lab services, including services related to COVID-19 such as screening, testing, and vaccinations.

Basis of Presentation

The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative accounting and applicable reporting standards to be applied for non-governmental entities. All amounts are presented in U.S. dollars unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for annual audited financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the results of the interim periods have been included.

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

The condensed consolidated balance sheet at December 31, 2020 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for annual audited financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic has impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and the operational and financial stability of its business.

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

Grant Income

During the nine months ended September 30, 2021, the Company received distributions from the CARES Act PRF of approximately $3.5 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. During the three months ended September 30, 2021, Company did not receive distributions from the CARES Act PRF. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying condensed consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $20.8 million related to the deferral of employer payroll taxes as of September 30, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022; therefore, $10.4 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the nine months ended September 30, 2021:

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

3.  Acquisitions

Business Combinations

Simplura Health Group

On November 18, 2020, the Company completed its acquisition of Simplura Heath Group, or Simplura. Simplura was a nonpublic entity that specializes in personal care services offering placements of personal care assistants, home health aides, and skilled nurses for senior citizens, disabled adults and other high-needs patients. Simplura operates from its headquarters in Valley Stream, New York, with approximately 57 branches across seven states, including in several of the nation’s largest personal care markets. The acquisition of Simplura added a new business segment in personal care—a sector of healthcare that complements the NEMT segment.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100 percent of the voting stock of Simplura for $548.6 million (a preliminary purchase price of $569.8 million less $21.2 million of cash that was acquired).

The following is a preliminary estimate, based on certain preliminary items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of November 18, 2020 (in thousands):

Cash	$21,182
Accounts receivable (1)	69,882
Prepaid expenses and other (2)	9,688
Property and equipment (3)	1,640
Intangible assets (4)	264,770
Operating right of use asset (5)	10,285
Goodwill (6)	317,085
Other assets (7)	628
Accounts payable and accrued liabilities (7)	(46,073)
Accrued expense (7)	(2,564)
Deferred revenue (7)	(2,871)
Deferred acquisition payments (8)	(4,046)
Deferred acquisition note payable (7)	(1,050)
Operating lease liabilities (5)	(10,285)
Deferred tax liabilities (9)	(58,452)
Total of assets acquired and liabilities assumed	$569,819

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
			$264,770

The Company valued trademarks and trade names utilizing the relief of royalty method and payor network utilizing the multi-period excess earnings method, a form of the income approach. This assessment is preliminary and will be finalized in the fourth quarter of 2021.

(5) The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) were recorded at $11.7 million based on market rates available to the Company during our preliminary purchase price allocation. This assessment has since been updated through the implementation of ASC 842 at the Personal Care segment as of September 30, 2021, and the related balances have been updated to $10.3 million. This assessment remains preliminary as of the date of our filing and will be finalized with final purchase accounting in the fourth quarter of 2021.
(6) The acquisition preliminarily resulted in $309.7 million of goodwill as a result of expected synergies due to value-based care and solutions being provided to similar patient populations that partner with many of the same payor groups. In the second quarter of 2021 a closing cash adjustment of $3.5 million was paid to OEP AM and in the third quarter of 2021 other assets acquired were adjusted down by $3.9 million which, along with other immaterial adjustments, increased the goodwill related to this transaction to $317.1 million. This assessment is preliminary and purchase accounting will be finalized in the fourth quarter of 2021. None of the acquired goodwill is deductible for tax purposes.
(7) Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the acquisition date.
(8) Deferred acquisition payments are associated with historical acquisitions by Simplura.
(9) Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 13, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

CareFinders Total Care

On September 14, 2021, the Company completed its acquisition of Care Finders. Care Finders is a personal care provider in the Northeast, with operations in New Jersey, Pennsylvania, and Connecticut. The acquisition of Care Finders broadens access to in-home personal care solutions for patients and supports the Company's strategy to expand on its personal care platform, which already includes Simplura.

The equity transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100% percent of the equity securities of Care Finders for $332.3 million (a preliminary purchase price of $344.3 million less $12.0 million of cash that was acquired).

The Company has not yet obtained and assessed all relevant historical financial information needed to perform the valuation and has not completed the final valuations of certain assets and liabilities. As such, the following is a preliminary estimate, based on certain preliminary items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 14, 2021 (in thousands):

Cash	$11,963
Accounts receivable (1)	12,253
Prepaid expenses and other (2)	653
Property and equipment (3)	3,206
Inventories (4)	145
Intangibles (5)	75,900
Goodwill (6)	248,518
Other assets (7)	226
Accounts payable and accrued liabilities (8)	(5,347)
Accrued expense (8)	(871)
Other liabilities (8)	(80)
Deferred tax liabilities (9)	(2,275)
Total of assets acquired and liabilities assumed	$344,291

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances. Upon finalization of the preliminary items noted below there may be related adjustments to certain of such items and to goodwill and income taxes. All items are expected to be finalized by the third quarter of 2022.

(1) Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. This estimate is preliminary as the Company's evaluation of the collectability of receivables is ongoing.
(2) Given the short-term nature of the balance of prepaid expenses carrying value represents the fair value.
(3) The acquired property and equipment consists primarily of capitalized software, construction in progress, and computer equipment. This estimate is preliminary as the Company's evaluation of the fair value of property and equipment is ongoing.
(4) Inventories are stated at fair value as of the acquisition date.
(5) The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	9 years	$68,300
Trade name	Amortizable	8 years	7,600
			$75,900

The intangible valuation amounts disclosed in the table above represent a preliminary estimate, as of the acquisition date of September 14, 2021. Final purchase accounting is expected to be finalized by the third quarter of 2022.

(6) The acquisition preliminarily resulted in $248.5 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets, an increase in market share, and a growing demographic that will need VRI's monitoring products. Purchase accounting will be finalized in the third quarter of 2022. All of the acquired goodwill is deductible for tax purposes. Goodwill allocation to reporting units is not completed as of the date of the financial statements, September 30, 2021.
(7) Included in Other assets are security deposits with a value of $0.2 million.
(8) Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the acquisition date.
(9) Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 13, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Since the date of the acquisition, Care Finders sales of $8.9 million and net income of $0.5 million are included in the Company's consolidated results of operations.

VRI Intermediate Holdings, LLC

On September 22, 2021, the Company completed its acquisition of VRI, a provider of remote patient monitoring solutions, managing a comprehensive suite of services including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. The acquisition of VRI accelerates the Company's strategy to build a holistic suite of supportive care solutions that address social determinants of health, introduces new technology-enabled in-home solutions that deepen the Company's engagement with payors and patients, and adds a strategic pillar and operating team to advance the Company's broader technology and data strategy. As a result of the acquisition, ModivCare adds remote patient monitoring, or RPM, as a business segment.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100% percent of the equity securities of VRI for $314.8 million (a preliminary purchase price of $317.7 million less $2.9 million of cash that was acquired).

The Company has not yet obtained and assessed all relevant historical financial information needed to perform the valuation and has not completed the final valuations of certain assets and liabilities. As such, the following is a preliminary estimate, based on certain preliminary items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 22, 2021 (in thousands):

Cash	$2,922
Accounts receivable (1)	6,849
Inventory (2)	1,684
Prepaid expenses and other (3)	284
Property and equipment (4)	16,775
Intangible assets (5)	85,800
Goodwill (6)	228,884
Other assets (7)	217
Accounts payable and accrued liabilities (8)	(1,890)
Accrued expense (8)	(2,481)
Deferred revenue (8)	(66)
Deferred tax liabilities (8)	(21,285)
Total of assets acquired and liabilities assumed	$317,693

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances. Upon finalization of the preliminary items noted below there may be related adjustments to certain of such items and to goodwill and income taxes. All items are expected to be finalized by the third quarter of 2022.

(1) Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. This estimate is preliminary as the Company's evaluation of the collectability of receivables is ongoing.
(2) Inventory is stated at fair value as of the acquisition date.
(3) Given the short-term nature of the balance of prepaid expenses carrying value represents the fair value.
(4) The acquired property and equipment consists primarily of monitoring equipment, buildings, and vitals equipment. This estimate is preliminary as the Company's evaluation of the fair value of property and equipment is ongoing.
(5) The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	9 years	$70,700
Trade name	Amortizable	8 years	13,300
Internally developed software	Amortizable	7 years	1,800
			$85,800

The intangible valuation amounts disclosed in the table above represent a preliminary estimate, as of the acquisition date of September 22, 2021. Final purchase accounting is expected to be finalized by the third quarter of 2022.

(6) The acquisition preliminarily resulted in $228.9 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. Purchase accounting will be finalized in the third quarter of 2022. The amount of goodwill deductible for tax purposes has yet to be determined. Goodwill allocation to reporting units is not completed as of the date of the financial statements, September 30, 2021.
(7) Included in other assets are other receivables and employees advances with a value of approximately $0.2 million.
(8) Accounts payable as well as certain other current and non-current liabilities are stated at fair value as of the acquisition date. Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 13, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Since the date of the acquisition, VRI sales of $1.6 million and net income of $0.4 million are included in the Company's consolidated results of operations.

Pro Forma Financial Information

Assuming Simplura had been acquired as of January 1, 2019, and Care Finders and VRI had been acquired as of January 1, 2020, and the results of each of them had been included in operations beginning on January 1, 2020, the following table provides estimated unaudited pro forma results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pro forma:
Revenue	$547,965	$489,104	$1,603,015	$1,475,668
Income (loss) from continuing operations, net	(13,678)	30,043	11,568	(4,417)
Diluted earnings (loss) per share	$(0.98)	$2.13	$0.81	$(0.33)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental proforma earnings were adjusted to exclude the impact of historical interest expense of Simplura, Care Finders and VRI of $6.2 million, $1.1 million and $1.1 million, respectively, for the three months ended September 30, 2020, and $20.1 million, $3.6 million and $3.8 million, respectively, for the nine months ended September 30, 2020.

Acquisition-related costs of approximately $5.9 million and $4.5 million for Care Finders and VRI, respectively, were expensed as incurred, recorded in selling, general and administrative expenses during the period ended September 30, 2021, and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs consisted of professional fees for advisory, consulting and underwriting services as well as other incremental costs directly related to the acquisitions.

Asset Acquisitions

National MedTrans

On May 6, 2020, ModivCare Solutions, LLC, entered into a purchase agreement with NMT, pursuant to which NMT was acquired for total consideration of $80.0 million, less certain adjustments, in an all cash transaction.

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
			$77,665

WellRyde

On May 6, 2021, the Company entered into an asset purchase agreement with nuVizz to purchase the software, WellRyde. Pursuant to the purchase agreement, the WellRyde software was acquired for total consideration of $12.0 million in cash, subject to certain adjustments.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The Company incurred transaction costs for the acquisition of $0.5 million during the period ended September 30, 2021. These costs were capitalized as a component of the purchase price.

The consideration paid for the acquisition is as follows (in thousands):

Value
Consideration paid	$12,000
Transaction costs	463
Net consideration	$12,463

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Transportation management software	Amortizable	10 years	$12,328
Assembled workforce	Amortizable	10 years	135
			$12,463

4.    Segments

Prior to the Company’s acquisition of Simplura in November 2020, the Company, based on how its chief operating decision maker then determined the allocation of resources and assessed the performance of the Company’s operations, determined that it had two reportable operating segments: NEMT, which represents the Company’s non-emergency medical transportation business; and Matrix Investment, which represents the Company’s Clinical Care and Clinical Solutions businesses, that is reported by the Company under the equity method of accounting. Following its acquisition of Simplura in November 2020, which operates as a personal care service provider, the Company began reporting a third operating segment: Personal Care. The acquisition of Care Finders in September 2021, another personal care service provider, added to the operations of the Personal Care segment. Finally, the acquisition of VRI in September of 2021, a provider of remote patient monitoring solutions, adds a fourth operating segment, RPM, with respect to which the Company’s chief operating decision maker reviews financial performance and allocates resources.

The Company’s reportable segments are strategic units that offer different services under different financial and operating models to the Company’s customers. The segments are managed separately because each requires different technology and marketing strategies. Furthermore, the different segments were each generally acquired as a unit, with the management of each at the time of acquisition retained to continue to operate their respective businesses. The Company has determined each of the separate reportable segments based on the difference in services provided by each of the segments as provided in further detail below:

•NEMT - which operates primarily under the brands ModivCare Solutions and Circulation, is the largest manager of non-emergency medical transportation programs for state governments and managed care organizations, or MCOs, in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal and certain strategic and development functions;
•Personal Care - which operates under the brands Simplura and Care Finders, provides personal care to Medicaid patient populations, including seniors and disabled adults, in need of care monitoring and assistance performing activities of daily living;
•RPM - which operates under the VRI brand, is a provider of remote patient monitoring solutions, including personal emergency response systems, vitals monitoring and data driven patient engagement solutions; and
•Matrix Investment - which consists of a minority investment in Matrix, including its Clinical Care and Clinical Solutions businesses. Matrix’s Clinical Care provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s Clinical Solutions provides employee health and wellness services, decentralized clinical trial services, and lab services to its customers.

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

	Three months ended September 30, 2021
	NEMT	Personal Care	RPM	Matrix Investment	Total
Service revenue, net	$372,992	$118,503	$1,564	$—	$493,059
Grant income (1)	—	—	—	—	—

Service expense	304,398	94,107	767	—	399,272
General and administrative expense (2)	52,118	15,720	216	—	68,054
Depreciation and amortization	7,496	4,912	200	—	12,608
Operating income	$8,980	$3,764	$381	$—	$13,125

Equity in net income (loss) of investee	$—	$—	$—	$(6,748)	$(6,748)
Equity investment	$—	$—	$—	$134,353	$134,353
Goodwill	$135,216	$565,886	$228,884	$—	$929,986
Total assets (continuing operations)	$619,637	$1,037,886	$343,277	$134,353	$2,135,153

	Nine months ended September 30, 2021
	NEMT	Personal Care	RPM	Matrix Investment	Total
Service revenue, net	$1,081,168	$338,385	$1,564	$—	$1,421,117
Grant income (1)	—	3,500	—	—	3,500

Service expense	869,470	268,933	767	—	1,139,170
General and administrative expense (2)	133,706	45,349	216	—	179,271
Depreciation and amortization	21,744	14,723	200	—	36,667
Operating income	$56,248	$12,880	$381	$—	$69,509

Equity in net income (loss) of investee	$—	$—	$—	$(1,978)	$(1,978)
Equity investment	$—	$—	$—	$134,353	$134,353
Goodwill	$135,216	$565,886	$228,884	$—	$929,986
Total assets (continuing operations)	$619,637	$1,037,886	$343,277	$134,353	$2,135,153

(1) Grant income for the Personal Care segment includes $3.5 million of provider relief funds received under the CARES Act. These funds are intended to support healthcare providers by reimbursing them for expenses incurred, or revenue lost, as a result of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

(2) General and administrative expense for the NEMT segment includes $1.4 million and $3.4 million of costs related to the development of the nutritional meal delivery business offering for the three and nine months ended September 30, 2021, respectively. As this line of business has not yet commenced, and there is no discrete financial information available related to it, it is not considered a separate reportable segment at this time.

	Three months ended September 30, 2020
	NEMT	Matrix Investment	Total
Service revenue, net	$320,619	$—	$320,619

Service expense	235,543	—	235,543
General and administrative expense	34,441	—	34,441
Depreciation and amortization	7,301	—	7,301
Operating income	$43,334	$—	$43,334

Equity in net income of investee	$—	$10,325	$10,325

	Nine months ended September 30, 2020
	NEMT	Matrix Investment	Total
Service revenue, net	$970,166	$—	$970,166

Service expense	764,310	—	764,310
General and administrative expense	86,435	—	86,435
Depreciation and amortization	17,199	—	17,199
Operating income	$102,222	$—	$102,222

Equity in net income of investee	$—	$12,200	$12,200

	December 31, 2020
	NEMT	Personal Care	Matrix Investment	Total
Equity investment	$—	$—	$137,466	$137,466
Goodwill	$135,216	$309,711	$—	$444,927
Total assets (continuing operations)	$594,952	$693,495	$137,466	$1,425,913

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

Revenue Contract Structure

NEMT Capitated Contracts

Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

Capitation rates are generally based on expected costs and volume of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates payors based on the health status (acuity) of each individual enrollee, payors with higher acuity enrollees receive more, and those with lower acuity enrollees receive less of the capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

NEMT Fee-for-service Contracts

Fee-for-service ("FFS") revenue represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Personal Care Fee-for-service Contracts

Personal Care FFS service revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered. Payment for services received from third-party payors includes, but is not limited to, insurance companies, hospitals, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive audit and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of retroactive adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

RPM Service Contracts

RPM service revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per month, based on enrolled membership. Consideration is generally fixed for each type of monitoring service and the contracts do not typically contain variable components of consideration. As such, the RPM segment recognizes revenue based on the monthly fee paid by customers.

Disaggregation of Revenue by Contract Type

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
NEMT Capitated Contracts	$287,768	$277,908	$854,269	$832,490
NEMT FFS Contracts	85,224	42,711	226,899	137,676
Total NEMT Segment Revenue	372,992	320,619	1,081,168	970,166

Personal Care FFS Contracts	118,503	—	338,385	—
RPM Service Contracts	1,564	—	1,564	—
Total service revenue, net	$493,059	$320,619	$1,421,117	$970,166

Payor Information
Service revenue, net, is derived from state Medicaid contracts, managed Medicaid and Medicare contracts (also known as MCOs), as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 9.7% and 10.4% were derived from one U.S. state Medicaid program for the nine months ended September 30, 2021, and 2020, respectively. Personal Care segment revenue is derived from services rendered to Medicaid program beneficiaries and reimbursed by the Medicaid, Medicaid waiver and Medicaid managed care programs. Of the Personal Care segment's revenue, 28.1% was derived from one U.S. state Medicaid program for the nine months ended September 30, 2021. RPM segment revenue is also derived from state Medicaid contracts and managed Medicaid and Medicare contracts (MCOs).

The following table summarizes disaggregated revenue from contracts with customers by payor type (in thousands):

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
State Medicaid contracts	$204,403	$154,318	$615,154	$486,971
Managed Medicaid contracts	237,399	141,365	659,506	407,723
Managed Medicare contracts	44,074	24,936	125,571	75,472
Private pay and other contracts	7,183	—	20,886	—
Total service revenue, net	$493,059	$320,619	$1,421,117	$970,166

During the three months ended September 30, 2021 and 2020, the Company recognized a $0.1 million and a $3.6 million reduction of service revenue respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the nine months ended September 30, 2021 and 2020, the Company recognized a $0.2 million increase to and a $3.5 million reduction of service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts

The following table provides information about accounts receivable, net (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$269,391	$164,622
Reconciliation contracts receivable (1)	20,529	35,724
Allowance for doubtful accounts	(690)	(2,403)
Accounts receivable, net	$289,230	$197,943

(1) Reconciliation contracts receivable, primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables rollforward below.

The following table provides information about other revenue related accounts included on the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Accrued contract payables (1)	$320,045	$101,705
Long-term contract payables (2)	$5,793	$72,183
Deferred revenue, current	$2,488	$2,923
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

The following table provides a summary rollforward of total contract payables and receivables as reported within the condensed consolidated balance sheets (in thousands):

	December 31, 2020	Additional Amounts Recorded	Amounts Paid or Settled	September 30, 2021
Reconciliation contract payables	$33,330	$34,912	$(20,549)	$47,693
Profit rebate/corridor contract payables	123,239	137,003	(47)	260,195
Overpayments and other cash items	17,319	13,366	(12,735)	17,950
Total contract payables	$173,888	$185,281	$(33,331)	$325,838

Reconciliation contract receivables	$35,580	$9,984	$(25,140)	$20,424
Corridor contract receivables	144	(39)	—	105
Total contract receivables	$35,724	$9,945	$(25,140)	$20,529

6.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$126,506	$183,277
Restricted cash, current	186	3,182
Current assets of discontinued operations	—	357
Cash, cash equivalents and restricted cash	$126,692	$186,816

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

7.    Equity Investment

As of September 30, 2021 and December 31, 2020, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net loss (income) of investee” in the accompanying consolidated statements of operations.

The carrying amount of the assets included in the Company’s condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2021 and December 31, 2020 totaled $134.4 million and $137.5 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$127,994	$143,110
Long-term assets	$596,562	$619,642
Current liabilities	$60,835	$81,920
Long-term liabilities	$339,699	$351,036

	Three months ended September 30, 2021	Three months ended September 30, 2020
Revenue	$78,458	$140,728
Operating income (loss)	$(16,833)	$35,489
Net income (loss)	$(15,627)	$21,382

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Revenue	$316,830	$292,699
Operating income	$3,324	$49,074
Net income (loss)	$(7,143)	$23,917

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid income taxes	$13,499	$14,633
Prepaid insurance	12,519	7,577
Deferred financing costs on credit facility	2,452	—
Inventory	1,733	—
Prepaid rent	260	1,196
Other prepaid expenses	11,192	8,479
Total prepaid expenses and other current assets	$41,655	$31,885

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and related liabilities (1)	$57,461	$57,201
Accrued interest	13,735	4,927
Deferred operating expenses	10,375	8,018
Union pension obligations	9,073	6,632
Accrued legal fees	4,862	3,228
Deferred acquisition payments	3,978	3,978
Accrued cash settled stock-based compensation	163	19,376
Other	9,924	13,650
Total accrued expenses and other current liabilities	$109,571	$117,010

(1) Accrued compensation and related liabilities include deferred payroll taxes, which are deferred as a result of the CARES Act. The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has received a cumulative cash benefit of approximately $20.8 million related to the deferral of employer payroll taxes as of September 30, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022, therefore, $10.4 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

10.    Debt

Senior Unsecured Notes

On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Additionally on August 24, 2021, the Company issued $500 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029”). The Senior Notes due 2025 and the Senior Notes due 2029 were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021 respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Senior Notes due 2025 relate to the Company’s acquisition of Simplura and the Senior Notes due 2029 relate to the Company’s acquisition of VRI.

The Senior Notes due 2025 and the Senior Notes due 2029 (collectively, the "Notes") are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing and future senior indebtedness, are effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the Credit Facility (as defined below), to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The indentures for the Notes contain covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue disqualified capital stock; make certain investments; create or incur certain liens; enter into certain transactions with affiliates; merge, consolidate, amalgamate or transfer substantially all of its assets; agree to dividend or other payment restrictions affecting its restricted subsidiaries; and transfer or sell assets, including capital stock of its restricted subsidiaries. These covenants, however, are subject to a number of important exceptions and qualifications, and certain covenants may be suspended in the event the Notes are assigned an investment grade rating from two of three ratings agencies. The indentures for both the Senior Notes due 2025 and the Senior Notes due 2029 provide that the notes may become subject to redemption under certain circumstances.

In connection with the Senior Notes due 2025, the Company may redeem the notes, in whole or in part, at any time prior to November 15, 2022, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption plus a “make-whole” premium set forth in the Indenture. In addition, the Company may redeem up to 40% of the notes prior to November 15, 2022, at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the proceeds of certain equity offerings, subject to certain conditions as specified in the Indenture Agreement. At any time prior to November 15, 2022, during each calendar year, the Company may redeem up to 10% of the aggregate principal amount of the notes at a purchase price equal to 103% of the aggregate principal amount of the Senior Notes due 2025 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

On or after November 15, 2022, the Company may redeem all or a part of the Senior Notes due 2025 upon not less than ten days’ nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Senior Notes due 2025 redeemed, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on November 15 of the years indicated below:

Year	Percentage
2022	102.938%
2023	101.469%
2024 and thereafter	100.000%

The Company may also redeem the Senior Notes due 2029, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption plus a “make-whole” premium set forth in the Indenture. In addition, the Company may redeem up to 40% of the Senior Notes due 2029 prior to October 1, 2024, at a redemption price of 105.000% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the proceeds of certain equity offerings, subject to certain conditions as specified in the Indenture Agreement.

On or after October 1, 2024, the Company may redeem all or a part of the Senior Notes due 2029 upon not less than ten nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on October 1 of the years indicated below:

Year	Percentage
2024	102.500%
2025	101.250%
2026 and thereafter	100.000%

The Company will pay interest on the Senior Notes due 2025 at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $9.0 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire Simplura. That commitment expired unused upon closing of the Notes and the fee was expensed in Q4 2020.

Pursuant to the Senior Notes due 2029, the Company will pay interest on the notes at 5.000% per annum until maturity. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, with the first interest payment date being April 1, 2022. Principal payments are not required until the maturity date on October 1, 2029 when 100% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $6.6 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire VRI. That commitment expired unused upon closing of the Notes and the fee was expensed in Q3 2021.

Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of September 30, 2021, $25.3 million of unamortized deferred issuance costs was netted against the long-term debt balance on the condensed consolidated balance sheet.

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

On September 13, 2021, the Company entered into the Ninth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Ninth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition of VRI and revise certain financial covenants therein to permit the consummation of the VRI acquisition.

Effective as of the Ninth Amendment, interest on the outstanding principal amount of loans under the Credit Facility accrues, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the Base Rate as defined in the agreement plus an applicable margin respectively. The applicable margin ranges from 2.25% to 3.50% in the case of LIBOR loans and 1.25% to 2.50% in the case of the Base Rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement that governs our Credit Facility. The commitment fee and letter of credit fee range from 0.35% to 0.50% and 2.25% to 3.50%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility.

As of September 30, 2021, the Company had no borrowings outstanding on the Credit Facility; however, there were letters of credit outstanding in the amount of $21.1 million. The Company’s available borrowing capacity under the Credit Facility was $203.9 million. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million, with either additional commitments from lenders under the Credit Agreements at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increases. The Company may not be able to access additional funds under these increase options as no lender is obligated to participate in any such increases under the Credit Facility.

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

The following table reflects the amount of stock-based compensation, for share settled awards, recorded in each financial statement line item for the three months ended September 30, 2021 and 2020 and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service expense	$—	$55	$—	$174
General and administrative expense	1,566	1,122	4,225	2,775
Total stock-based compensation	$1,566	$1,177	$4,225	$2,949

At September 30, 2021, the Company had 270,962 stock options outstanding with a weighted-average exercise price of $88.03. The Company also had 19,975 unvested restricted stock awards ("RSAs") and 60,243 unvested restricted stock units ("RSUs") outstanding at September 30, 2021 with a weighted-average grant date fair value of $91.08 and $114.19, respectively.

12.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(7,570)	$38,805	$24,943	$91,901
Dividends on convertible preferred stock outstanding	—	—	—	(1,171)
Dividends paid pursuant to the Conversion Agreement	—	(27)	—	(817)
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	—	(3,186)	—	(52,137)
Income allocated to participating securities	—	(246)	—	(3,213)
Net income (loss) available to common stockholders	$(7,570)	$35,346	$24,943	$34,563

Continuing operations	$(7,462)	$35,461	$25,175	$35,181
Discontinued operations	(108)	(115)	(232)	(618)
Net income (loss) available to common stockholders	$(7,570)	$35,346	$24,943	$34,563

Denominator:
Denominator for basic earnings per share -- weighted-average shares	13,993,438	14,026,039	14,102,371	13,367,605
Effect of dilutive securities:
Common stock options	—	61,312	130,221	15,730
Restricted stock	—	46,553	45,739	32,009
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	13,993,438	14,133,904	14,278,331	13,415,344

Basic earnings (loss) per share:
Continuing operations	$(0.53)	$2.53	$1.79	$2.63
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Basic earnings (loss) per share	$(0.54)	$2.52	$1.77	$2.58
Diluted earnings (loss) per share:
Continuing operations	$(0.53)	$2.51	$1.76	$2.62
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Diluted earnings (loss) per share	$(0.54)	$2.50	$1.74	$2.57

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options to purchase common stock	49,158	3,481	53,550	170,076
Convertible preferred stock	—	38,851	—	487,576

Issuer Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through September 30, 2021, 269,407 shares were repurchased under the program for $39.0 million.

13.    Income Taxes

The Company’s effective tax rate for continuing operations for the three and nine months ended September 30, 2021 was 34.1% and 24.0% respectively. The effective tax rate for continuing operations for the three and nine months ended September 30, 2020 was 27.0% and 17.6%, respectively. For the nine months ended September 30, 2021, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses. For the nine months ended September 30, 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21.0% primarily due to the favorable impact of the CARES Act on the Company’s 2018 U.S. net operating losses ("NOLs").

During 2019, the Company received refunds from the Internal Revenue Service (“IRS”) totaling $30.8 million resulting from the loss on the sale of our workforce development segment ("WD Services segment") in 2018. As a result of the size of the refunds received, in October 2019, the IRS commenced a Joint Committee Review of the refunds. The review was completed in the third quarter of 2021 with no material adjustments being made.

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

As of September 30, 2021, the Company has received all of the $27.3 million receivable for the 2018 U.S. NOL carryback. This $27.3 million was also subject to the IRS Joint Committee Review, which was completed in the third quarter of 2021 with no material adjustments being made.

14.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits. Unless otherwise expressly stated, our management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company.

On August 6, 2020, LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action law suit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class have until January 3, 2022 to opt-in. ModivCare Solutions believes it will be able to decertify this class action after discovery and in any event intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and ModivCare Solutions by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging that the Mobile Care Entities and indirectly ModivCare Solutions violated the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act, including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care Entities. None of the Relators were employed by ModivCare Solutions. The federal government has declined to intervene against ModivCare Solutions. ModivCare Solutions filed a motion to dismiss the Complaint on April 22, 2019, but such motion was denied on October 26, 2021. ModivCare Solutions intends to file an interlocutory appeal of this ruling and believes, in any event, that the case will not have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations. In a companion case, a federal class action lawsuit was filed in May 2021 alleging similar claims. All Metro retained the same attorneys to represent it in both the state and federal cases. All Metro orally agreed to settle this federal matter for a de minimis amount on October 15, 2021.

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

In addition, on September 11, 2014, the Company granted 200,000 stock option equivalent units (“SOEUs”) to Coliseum at an exercise price of $43.81 per share that were fully vested. The SOEUs were accounted for as liability awards, with the recorded expense adjustment attributable to the Company’s change in stock price from the previous reporting period. On August 12, 2021, Coliseum exercised all of the SOEUs at a stock price of $182.73 per share for a total cash settlement of $27.8 million. At September 30, 2021, there were no SOEU's outstanding.

During the three and nine months ended September 30, 2021, the Company recorded expense of $2.6 million and $9.1 million respectively, for all cash-settled awards, and during the three and nine months ended September 30, 2020, the Company recorded expense of $2.9 million and $6.9 million respectively, for all cash-settled awards. The expense and benefit for cash-settled awards is included as “General and administrative expense” in the accompanying condensed consolidated statements of operations. The liability for unexercised cash-settled share-based payment awards of $0.2 million and $19.4 million at September 30, 2021 and December 31, 2020, respectively, is reflected in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets. At September 30, 2021, the Company had 1,344 SEUs outstanding.

16. Subsequent Events

Management has evaluated subsequent events through November 5, 2021, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure, other than the updated status on the legal matters, as discussed in Note 14 Commitments and Contingencies.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2021 and 2020, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2020. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q3 2021 and Q3 2020 mean the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively, and references to YTD 2021 and YTD 2020 mean the nine months ended September 30, 2021 and the nine months ended September 30, 2020, respectively.

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

Overview of Our Business

ModivCare is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transport management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business, its in-home personal care business that consists of Simplura Health Group and Care Finders Total Care LLC, and its recent addition of the remote patient monitoring business through its acquisition of VRI Intermediate Holdings, LLC, or VRI, ModivCare has united four complementary healthcare businesses that serve similar, highly vulnerable patient populations. For additional information about our business and operating segments, please see Note 1 and Note 4 to the accompanying unaudited financial statements.
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
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and,
•Medicaid, Managed Care Organizations (MCOs) and Medicare Advantage plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by the signing into law of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

Update on the Impact of the COVID-19 Pandemic

Since March of 2020, the COVID-19 pandemic has impacted the Company’s business, as well as its patients, communities, and employees. The Company’s priorities during the COVID-19 pandemic remain protecting the health and safety of its employees and patients, maximizing the availability of its services and products to support the SDoH, and the operational and financial stability of its business.

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

Grant Income. For the nine months ended September 30, 2021, the Company received distributions of the CARES Act PRF of approximately $3.5 million targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic, which is currently recorded as grant income. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by HHS. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $20.8 million related to the deferral of employer payroll taxes as of September 30, 2021 under the CARES Act. Of this amount, approximately 50% is due in December of 2021 and 50% is due in December of 2022; therefore, $10.4 million is recorded in accrued expenses, and $10.4 million is recorded in other long-term liabilities.

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

Since March 2020 and primarily as a result of the COVID pandemic, our Personal Care Segment business has experienced and is expected to continue to experience a material reduction in the volume of service hours and visits. Volume has been reduced as patients put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and others working remotely or furloughed from their jobs. Cases have also been lost and new case referrals slowed as referral sources faced disruption from the various restrictions and “stay at home” orders. Our personal care service volumes are not expected to recover to pre-pandemic levels until the vaccines are more universally applied in the markets where we provide our services. While these depressed volumes will continue to result in lower than expected revenue, at least in the near term, we may also be challenged with wage pressures related to minimum wage increases and a narrowing caregiver labor pool that is currently being supplemented by unemployment benefits and further being impacted by a federal vaccine mandate.

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

Composition of Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three and nine months ended September 30, 2021.

Revenues

Service revenue, net. Service revenue, net represents the revenue recognized from transportation management services through our NEMT segment, from personal care services through our Personal Care segment and from remote monitoring services through our RPM segment.

Grant Income

Grant Income. Through the third quarter of 2021, the Company received distributions of the CARES Act PRF targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic.

Operating Expenses

Service expense. Service expense for our NEMT segment consists primarily of transportation costs paid to third party service providers, salaries of employees within our contact centers and operation centers and occupancy costs. Service expense for our Personal Care segment consists primarily of salaries for the employees providing the personal care services. Service expense for our RPM segment primarily consists of salaries of employees in our contact centers, connectivity costs and occupancy costs.

General and Administrative Expense. General and administrative expense consists principally of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

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

Results of Operations

Segment reporting. Our operating segments reflect the manner in which our operations are organized and reviewed by management and our chief operating decision maker.

We operate in four reportable business segments: NEMT, Personal Care, RPM and the Matrix Investment. Prior to November 17, 2020, our primary operating segment was NEMT, which provides non-emergency medical transportation services. Our Personal Care segment is composed of the operations from two acquisitions: Simplura on November 18, 2020, which operates in the non-medical personal care service industry; and Care Finders on September 14, 2021, a personal care service provider with operations concentrated in the Northeast, with a scaled presence in New Jersey, Pennsylvania, and Connecticut. On September 22, 2021, we acquired VRI, resulting in the establishment of our RPM segment. VRI is a provider of remote patient monitoring solutions. Our investment in Matrix is also a reportable segment referred to as the “Matrix Investment”. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. The operating results of our NEMT, Personal Care and RPM segments include revenue and expenses incurred by the segment, and the operating results of our NEMT segment also include our activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. See Note 4, Segments, in our accompanying condensed consolidated financial statements for further information on our segments.

Discontinued operations. During prior years, we completed several transactions which resulted in the presentation of the related operations as Discontinued Operations. Activity for the current period is not significant.

Q3 2021 compared to Q3 2020

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q3 2021 and Q3 2020 (in thousands):

	Three months ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$493,059	100.0%	$320,619	100.0%
Grant income	—	—%	—	—%

Operating expenses:
Service expense	399,272	81.0%	235,543	73.5%
General and administrative expense	68,054	13.8%	34,441	10.7%
Depreciation and amortization	12,608	2.6%	7,301	2.3%
Total operating expenses	479,934	97.3%	277,285	86.5%

Operating income	13,125	2.7%	43,334	13.5%

Other expenses (income):
Interest expense, net	17,702	3.6%	379	0.1%
Equity in net loss (income) of investee	6,748	1.4%	(10,325)	(3.2)%
Income (loss) from continuing operations before income taxes	(11,325)	(2.3)%	53,280	16.6%
Provision (benefit) for income taxes	(3,863)	(0.8)%	14,360	4.5%
Income (loss) from continuing operations, net of tax	(7,462)	(1.5)%	38,920	12.1%
Loss from discontinued operations, net of tax	(108)	—%	(115)	—%
Net income (loss)	$(7,570)	(1.5)%	$38,805	12.1%

Service revenue, net. Service revenue, net for Q3 2021 increased $172.4 million, or 54%, compared to Q3 2020.  Service revenue, net, for our NEMT segment increased by $52.4 million, primarily due to higher trip volume when compared to Q3 2020, as trip volume was depressed in the prior year due to the impact of COVID-19. Service revenue, net, further increased incrementally by $120.1 million due to the acquisitions of Simplura, Care Finders and VRI. See our results of operations, segments, for further discussion.

Grant Income. In the third quarter of 2021, the Company did not receive distributions of the CARES Act PRF, however management expects to receive distributions in the fourth quarter of 2021.

Service expense. Service expense components are shown below (in thousands):

	Three months ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$256,750	52.1%	$191,503	59.7%
Payroll and related costs	131,977	26.8%	34,213	10.7%
Other service expenses	10,545	2.1%	9,827	3.1%
Total service expense	$399,272	81.0%	$235,543	73.5%

Service expense for Q3 2021 increased $163.7 million, or 70%, compared to Q3 2020 due to higher purchased services of $65.2 million related to an increase in transportation costs and associated payroll costs in our contact centers for our NEMT segment. Payroll and related costs increased by a further $97.8 million, primarily related to incremental costs of $93.1 million in the Personal Care segment due to the Simplura acquisition in November 2020 and Care Finders in September 2021.

General and administrative expense. General and administrative expense for Q3 2021 increased $33.6 million, or 98%, compared to Q3 2020, related to an increase of $17.7 million in our NEMT segment, primarily related to transaction costs for the Care Finders and VRI acquisitions. The increase was further attributable to $15.7 million of incremental costs related to the addition of the Personal Care segment. See our results of operations, segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for Q3 2021 increased $5.3 million or 73% compared to Q3 2020, primarily as a result of amortization related to intangible assets brought on under the Simplura acquisition. See Note 3, Acquisitions.

Interest expense, net. Interest expense, net, for Q3 2021 and Q3 2020 was $17.7 million and $0.4 million, respectively. Interest expense increased as a result of the activity related to the $500.0 million Senior Notes due 2025 and the $500 million Senior Notes 2029 that were issued on November 4, 2020 and August 24, 2021, respectively. We incurred $8.1 million and $2.5 million of interest expense related to the Senior Notes due 2025 and the Senior Notes due 2029 in Q3 2021, respectively. We further incurred a bridge loan commitment fee of $6.6 million related to the VRI acquisition in Q3 2021.

Equity in net (loss) income of investee. Our equity in net (loss) income of investee for Q3 2021 was a loss of $6.7 million as a result of our proportionate share of the net loss of Matrix. See further discussion at the Matrix segment in our results of operations - segments section.

Provision (benefit) for income taxes. Our effective tax rate from continuing operations for Q3 2021 and Q3 2020 was a benefit of 34.1% and a provision of 27.0%, respectively. For Q3 2021, the effective tax rate on the tax benefit was higher than the U.S. Federal Statutory rate of 21.0% primarily due to state taxes and favorable adjustments related to stock options and tax credits. For Q3 2020, the effective tax rate on the tax provision was higher than the U.S. Federal Statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.

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

YTD 2021 compared to YTD 2020

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for YTD 2021 and YTD 2020 (in thousands):

	Nine months ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$1,421,117	100.0%	$970,166	100.0%
Grant income	3,500	0.2%	—	—%

Operating expenses:
Service expense	1,139,170	80.2%	764,310	78.8%
General and administrative expense	179,271	12.6%	86,435	8.9%
Depreciation and amortization	36,667	2.6%	17,199	1.8%
Total operating expenses	1,355,108	95.4%	867,944	89.5%

Operating income	69,509	4.9%	102,222	10.5%

Other expenses (income):
Interest expense, net	34,412	2.4%	2,118	0.2%
Equity in net loss (income) of investee	1,978	0.1%	(12,200)	(1.3)%
Income from continuing operations before income taxes	33,119	2.3%	112,304	11.6%
Provision for income taxes	7,944	0.6%	19,785	2.0%
Income from continuing operations, net of tax	25,175	1.8%	92,519	9.5%
Loss from discontinued operations, net of tax	(232)	—%	(618)	(0.1)%
Net income	$24,943	1.8%	$91,901	9.5%

Service revenue, net. Consolidated service revenue, net, for YTD 2021 increased $451.0 million, or 46%, compared to YTD 2020. Service revenue, net, for the NEMT segment increased by $111.0 million, primarily due to higher trip volume when compared to YTD 2020, as trip volume was depressed in the prior year due to the impact of COVID-19. Service revenue, net, further increased incrementally by $339.9 million due to the acquisitions of Simplura, Care Finders and VRI. See our results of operations, segments, for further discussion.

Service expense. Service expense components are shown below (in thousands):

	Nine months ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$725,060	51.0%	$622,685	64.2%
Payroll and related costs	379,740	26.7%	108,792	11.2%
Other operating expenses	34,370	2.4%	32,833	3.4%
Total service expense	$1,139,170	80.2%	$764,310	78.8%

Service expense for YTD 2021 increased $374.9 million, or 49%, compared to YTD 2020 due to higher purchased services of $102.4 million related to an increase in transportation costs and associated payroll costs in our contact centers for our NEMT segment. Payroll and related costs increased by a further $270.9 million, primarily related to incremental costs of $265.1 million in the Personal Care segment due to the Simplura acquisition in November 2020 and Care Finders in September 2021.

General and administrative expense. General and administrative expense for YTD 2021 increased $92.8 million, or 107%, compared to YTD 2020, related to an increase of $47.3 million in our NEMT segment, primarily related to transaction costs for the Care Finders and VRI acquisitions, as well as value enhancement projects. The increase was further attributable to $45.3 million of incremental costs related to the addition of the Personal Care segment. See our results of operations, segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for YTD 2021 increased $19.5 million or 113% compared to YTD 2020 primarily as a result of intangibles brought on under the NMT and Simplura acquisitions in Q2 and Q4 of 2020, respectively. See Note 3 Acquisitions.

Interest expense, net. Consolidated interest expense, net for YTD 2021 increased $32.3 million compared to YTD 2020. Interest expense increased as a result of the activity related to the $500.0 million Senior Notes due 2025 and the $500 million Senior Notes due 2029, that were issued on November 4, 2020 and August 24, 2021, respectively. We incurred $24.2 million and $2.5 million of interest expense related to the Senior Notes due 2025 and the Senior Notes due 2029 in the nine months ended September 30, 2021, respectively. We further incurred a bridge loan commitment fee of $6.6 million related to the VRI acquisition in Q3 of 2021.

Equity in net loss (income) of investee. Our equity in net loss of investee for YTD 2021 of $2.0 million was as a result of our proportionate share of the net loss of Matrix. See further discussion at the Matrix segment in our results of operations - segments section.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2021 and YTD 2020 were 24.0% and 17.6%, respectively. The YTD 2021 effective tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and certain non-deductible expenses. For YTD 2020, the effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to the favorable impact of the CARES Act on the Company's 2018 U.S. NOLs.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, includes the activity related to our former WD Services segment.

Results of Operations - Segments

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

NEMT Segment

	For the Three months ended September 30,				For the Nine months ended September 30,
	2021		2020		2021		2020
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$372,992	100%	$320,619	100%	$1,081,168	100%	$970,166	100%
Service expense	304,398	82%	235,543	73%	869,470	80%	764,310	79%
General and administrative expense	52,118	14%	34,441	11%	133,706	12%	86,435	9%
Depreciation and amortization	7,496	2%	7,301	2%	21,744	2%	17,199	2%
Operating income	$8,980	2%	$43,334	14%	$56,248	5%	$102,222	11%

The non-emergency medical transportation (“NEMT”) segment, which operates under the brands ModivCare Solutions and Circulation, is the largest manager of NEMT programs for state governments and managed care organizations ("MCOs") in the U.S; and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal and certain strategic and development functions.

Service revenue, net. Service revenue, net, increased by $52.4 million and 16%, from the third quarter of 2020 to the third quarter of 2021. This increase is primarily attributable to $36.0 million of revenue related to increased trip volume and $19.0 million of revenue related to contracts from the NMT acquisition that took place in the second quarter of 2020. Service revenue, net increased by $111.0 million and 11%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, primarily attributable to $88.1 million of revenue from contracts acquired in the NMT acquisition and $42.9 million related to higher trip volume. Trip volume increased for both the quarter to date and year to date period ended September 30, 2021 when compared to 2020, as trip volume was depressed in the prior year due to the impact of COVID-19. While a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes, we have certain contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced positive impacts to revenue due to higher trip volumes.

Service expense. Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $68.9 million and 29% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily related to an increase in transportation costs of $65.2 million due to higher trip volume. Service expense increased by $105.2 million and 14% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to an increase in transportation costs of $102.4 million, due to higher trip volume.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $17.7 million and 51% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, related to $11.6 million for acquisition costs for VRI and Care Finders, $3.2 million for personnel expense and $1.5 million for temporary labor. General and administrative expense increased by $47.3 million and 55% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily as a result of $22.9 million related to transaction costs and value enhancement projects, $8.7 million related to software, $6.6 million related to personnel expense and $3.7 million related to legal expense.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million and 3% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 due to consistent PPE expenditures. Depreciation and amortization expense increased by $4.5 million and 26% for the nine months ended September 30, 2021, as compared to nine months ended September 30, 2020, as a result of a full nine months of amortization on the NMT intangibles in 2021, as compared to only five months of amortization in 2020.

Personal Care Segment

	For the Three months ended September 30,		For the Nine months ended September 30,
	2021		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$118,503	100%	$338,385	100%
Grant income	—	—%	3,500	1%
Service expense	94,107	79%	268,933	79%
General and administrative expense	15,720	13%	45,349	13%
Depreciation and amortization	4,912	4%	14,723	4%
Operating income	$3,764	3%	$12,880	4%

Our Personal Care segment was established in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. Our personal care segment’s services include placements of non-medical personal care assistants, home health aides and nurses, primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. As both of these acquisitions took place after the third quarter of 2020, comparable figures for the prior year are not provided.

Service revenue, net. Service revenue, net, from MCO contracts accounted for 55% and 54% of service revenue, net, for the three and nine months ended September 30, 2021, respectively, while U.S. state Medicaid program contracts accounted for 40% of service revenue, net for the three and nine months ended September 30, 2021. The remainder of the Personal Care segment revenue is derived from private pay and other contracts.

Grant Income. In the nine months ended September 30, 2021, the Company received distributions of the CARES Act PRF of approximately $3.5 million targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic. The Company did not receive any distributions from the CARES Act PRF during the three months ended September 30, 2021.

Service expense. Service expense for our personal care segment primarily consists of salaries for the employees providing the personal care services and it typically trends with the number of hours worked. For both the three and nine months ended September 30, 2021, service expense for the Personal Care segment includes $7.0 million related to the Care Finders acquisition, with the remainder related to the Simplura acquisition. Services expense is 79% of service revenue, net, for the three months and nine months ended September 30, 2021.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense for the Personal Care segment includes $1.3 million related to the Care Finders acquisition, with the remainder being related to the Simplura acquisition. General and administrative expense is 13% of service revenue, net for the three months and nine months ended September 30, 2021.

Depreciation and amortization expense. Depreciation and amortization expense consists primarily of amortization expense on the intangible assets brought on under the Simplura acquisition of $4.8 million for the three months ended September 30, 2021 and $14.3 million for the nine months ended September 30, 2021. Depreciation and amortization expense is 4% of service revenue, net, for the three and nine months ended September 30, 2021.

RPM Segment

Our Remote Patient Monitoring segment was established in September 2021 with the acquisition of VRI. VRI is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. As the RPM segment consists of only nine days of activity related to the current period, and no activity for the prior period, the amounts were not material and therefore a separate table with respect to those results has been omitted until future periods.

Matrix Segment

	For the Three months ended September 30,		For the Nine months ended September 30,
	2021	2020	2021	2020
Equity in net income (loss) of investee	$(6,748)	$10,325	$(1,978)	$12,200
Equity investment	$134,353	$141,292	$134,353	$141,292

The company holds a 43.6% minority interest in CCHN Group Holdings, Inc., and its subsidiaries, which operates under the Matrix Medical Network brand, which we refer to as “Matrix”. Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options.

Equity in net income (loss) of investee changed from income of $10.3 million for the three months ended September 30, 2020 to a loss of $6.7 million for the three months ended September 30, 2021. This change is primarily attributable to the Clinical Solutions business unit revenue, which declined by $73.7 million due to the winding down of COVID-19 testing and screening. For the nine months ended September 30, equity in net income of investee changed from income of $12.2 million in 2020 to a loss of $2.0 million for the same period in 2021. While revenue over this period increased by $24.1 million due to higher membership and an increase in visits to the home, operating expenses increased by $75.7 million, related to increased hours worked by the care providers, as well as increased hourly costs due to wage pressures and hazard pay.

Matrix reported that its QTD and YTD net income was negatively impacted by its Clinical Solutions business, which had a decrease in revenue due to a faster than expected vaccination rollout and winding down of COVID testing, which was offset by the launch of its clinical trials business in the third quarter of 2020. Additionally, Matrix reported increased revenue and income related to a clinical solutions product offering following the October 2020 acquisition of Biocerna LLC, a diagnostic company that, among other tests, provides rapid COVID-19 test kits.

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

Our RPM segment’s quarterly operating income and cash flows do not normally fluctuate as a result of seasonal variations in the business.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new contract start-up costs and costs associated with our strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and borrowing capacity under our Credit Facility.

Cash flow from operating activities during the nine months ended September 30, 2021 was $174.7 million. Our balance of cash and cash equivalents, including restricted cash, was $126.7 million and $183.4 million at September 30, 2021 and December 31, 2020, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows. At September 30, 2021, we had no borrowings outstanding under our Credit Facility; however, we had letters of credit outstanding of $21.1 million. At December 31, 2020, we had no amounts outstanding under the Credit Facility.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions and possible refinancing activity. We may also raise debt financing to fund future repurchases of our common stock. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on terms acceptable to us at the time or at all.

YTD 2021 cash flows compared to YTD 2020

Operating activities. Cash provided by operating activities was $174.7 million and $287.2 million for YTD 2021 and YTD 2020, respectively. Cash flows from operating activities decreased by $112.5 million due to a decrease in cash provided by net income of $67.0 million and a further decrease in cash provided by changes in working capital of $69.8 million, partially offset by an increase in cash due to increased amortization expense of $17.6 million and an increase in cash due to the change in our equity method investment of $14.2 million. The working capital changes were related to a decrease in cash related to the change in accounts receivable of $89.6 million and a decrease in cash related to the change in accounts payable and other accrued expenses of $25.9 million, partially offset by an increase in cash provided by an increase in accrued contract payables of $63.6 million.

Investing activities. Net cash used in investing activities of $681.1 million in YTD 2021 increased by $598.6 million as compared to the YTD 2020 net cash used in investing activities of $82.5 million, primarily due to $589.6 million more spent on acquisitions in 2021 than the related period in 2020. The increase in the use of cash was also related to an increase in purchase of property, plant and equipment of $9.1 million.

Financing activities. Net cash provided by financing activities of $449.7 million in YTD 2021 changed by $529.4 million as compared to net cash used in financing activities YTD 2020 of $79.6 million. The change was primarily due to an increase in proceeds from debt of $463.0 million, primarily as a result of the $500.0 million Senior Notes issued August 24, 2021, partially offset by an increase in cash paid to repurchase common stock of $28.9 million for YTD 2021, as compared to YTD 2020.

Obligations and commitments

Senior Unsecured Notes. On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Additionally on August 24, 2021, the Company issued $500 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029”). The Senior Notes due 2025 and the Senior Notes due 2029 were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Senior Notes due 2025 relate to the Company’s acquisition of Simplura and the Senior Notes due 2029 relate to the Company’s acquisition of VRI.

The Senior Notes due 2025 and the Senior Notes due 2029 (collectively, the "Notes") are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing and future senior indebtedness, are effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the Credit Facility, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The Company will pay interest on the Senior Notes due 2025 at 5.875% per annum until maturity. The Company will further pay interest on the Senior Notes due 2029 at 5.000% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15, 2021 on the Senior Notes due 2025. Additionally, interest is payable on April 1 and October 1 of each year, with the first interest payment date being April 1, 2022 for the Senior Notes due 2029. Principal payments are not required until the maturity date on November 15, 2025 and October 1, 2029 when 100% of the outstanding principal will be required to be repaid on the Senior Notes due 2025 and the Senior Notes due 2029, respectively.

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

On October 16, 2020, the Company entered into the Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Eighth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition of Simplura, permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may apply to loans thereunder, and revise our permitted ratio of EBITDA to indebtedness. In addition, the Eighth Amendment extended the maturity date to August 2, 2023. See Note 3, Acquisitions, for further information on the Simplura acquisition.

On September 13, 2021, the Company entered into the Ninth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Ninth Amendment”), which among other things, amended the Credit Facility to permit the incurrence of additional debt to finance the acquisition of VRI and revise certain financial covenants therein to permit the consummation of the VRI acquisition. See Note 3, Acquisitions, for further information on the VRI acquisition.

Effective as of the Ninth Amendment, interest on the outstanding principal amount of loans under the Credit Facility accrues, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the Base Rate as defined in the agreement plus an applicable margin. The applicable margin ranges from 2.25% to 3.50% in the case of LIBOR loans and 1.25% to 2.50% in the case of the Base Rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement that governs our Credit Facility. The commitment fee and letter of credit fee range from 0.35% to 0.50% and 2.25% to 3.50%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the credit agreement that governs our Credit Facility.

As of September 30, 2021, the Company had no borrowings outstanding under the Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on our ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, repurchase shares, sell assets, and merge and consolidate. We are subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. As of September 30, 2021, our consolidated net leverage ratio may not be greater than 5.00:1.00 as of the end of any fiscal quarter and our consolidated interest coverage ratio may not be less than 3.00:1.00 as of the end of any fiscal quarter. Pursuant to the Ninth Amendment, our consolidated net leverage ratio was increased to 5.00:1.00 as of the Ninth Amendment Effective Date through June 30, 2022, decreasing to 4.50:1.00 as of September 30, 2022 and each fiscal quarter thereafter.

We were in compliance with all covenants under the Ninth Amended Credit Agreement as of September 30, 2021.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase on the principal amounts outstanding thereunder from time to time. We did not have any amounts outstanding on our Credit Facility at September 30, 2021.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2021. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2021 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1+
Agreement and Plan of Merger, dated as of July 25, 2021, by and among Care Finders Total Care LLC, ModivCare Inc., Socrates Health Holdings, LLC, Saints Merger Sub, LLC, and Shareholder Representative Services LLC. (Incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on July 26, 2021.)

2.2+
Securities Purchase Agreement, dated as of August 2, 2021, by and among VRI Ultimate Holdings, LLC, VRI Intermediate Holdings, LLC ModivCare Inc. and Victory Health Holdings, LLC. (Incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on August 3, 2021.)

4.1
Senior Notes Indenture dated as of August 24, 2021, between ModivCare Escrow Issuer, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on August 24, 2021.)

10.1
Commitment Letter, dated as of August 2, 2021, by and among ModivCare Inc., Deutsche Bank Securities Inc and Jefferies Finance LLC. (Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on August 3, 2021.)

10.2
Consent Agreement, dated as of August 6, 2021, among ModivCare Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on August 9, 2021.)

10.3
Ninth Amendment to Credit Agreement dated as of September 13, 2021, among ModivCare Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 14, 2021.)

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the filed agreement. ModivCare hereby agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: November 4, 2021	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Duly Authorized Officer)

Date: November 4, 2021	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)