Form 10-K
period 2021-12-31
ModivCare Inc
filed 2022-03-01
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 001-34221

ModivCare Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 6900 Layton Avenue, 12th Floor, Denver, Colorado 80237
(Address of principal executive offices) (Zip Code)
(303) 728-7030
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold on The NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,359.3 million.

As of February 21, 2022, there were 19,444,356 shares outstanding (excluding treasury shares of 5,424,663) of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission under cover of Schedule 14A with respect to the registrant’s 2022 Annual Meeting of Stockholders; provided, however, that if such proxy statement is not filed on or before April 30, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

SUMMARY OF RISK FACTORS

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
•alternative payment models or the transition of Medicaid and Medicare beneficiaries to Managed Care Organizations;
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
•pandemics, and other infectious diseases, including the COVID-19 pandemic;
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
•any failure to obtain the consent of the New York Department of Health to manage the day to day operations of our licensed in-home personal care services agency business;
•acquired unknown liabilities in connection with the acquisition of Care Finders Total Care, LLC;
•changes in the case-mix of our personal care patients, or changes in payor mix or payment methodologies;
•our loss of existing favorable managed care contracts;
•our experiencing labor shortages in qualified employees and management;
•labor disputes or disruptions, in particular in New York; and
•becoming subject to malpractice or other similar claims;

Risks Related to Our Remote Patient Monitoring Segment

•operating in the competitive remote patient monitoring industry, and failing to develop and enhance related technology applications;
•any failure to innovate and provide services that are useful to customers and to achieve and maintain market acceptance; and
•acquired unknown liabilities in connection with the acquisition of VRI Intermediate Holdings, LLC;

Risks Related to Our Matrix Investment Segment

•our lack of sole decision-making authority with respect to our minority investment in Matrix and any failure by Matrix to achieve positive financial position and results of operations;

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
•our contracts being subject to audit and modification by the payors with whom we contract, at their sole discretion; and
•a loss of Medicaid coverage by a significant number of Medicaid beneficiaries following the expiration of the COVID-19 public health emergency under the Families First Coronavirus Response Act (2020);

Risks Related to Our Indebtedness

•our existing debt agreements containing restrictions that limit our flexibility in operating our business;
•our substantial indebtedness and lease obligations;
•any expiration of our New Credit Agreement (as defined below) or loss of available financing alternatives; and
•our ability to incur substantial additional indebtedness;

Risks Related to Our Common Stock

•the results of the remediation of our identified material weaknesses in internal control over financial reporting;
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

Item 1.     Business.

Overview

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide food-insecure individuals delivery of meals.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business, its in-home personal care business that consists of OEP AM, Inc. and its subsidiaries (which do business as, and we collectively refer to as, “Simplura Health Group”) and Care Finders Total Care LLC, and its recent addition of the remote patient monitoring business through its acquisition of VRI Intermediate Holdings, LLC, ModivCare has united four complementary healthcare businesses that serve similar, highly vulnerable patient populations.

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

Our Development

ModivCare Inc. is a Delaware corporation that was formed in 1996. The Company completed its initial public offering, or IPO, of its common stock in August 2003 and its shares have been listed for trading on the Nasdaq Stock Market, or NASDAQ, since its IPO. ModivCare’s shares of common stock currently trade on the NASDAQ Global Select Market under the ticker symbol “MODV”.

ModivCare has grown its business since its IPO into the company it is today through organic growth as well as a series of acquisitions and divestitures of companies operating primarily in related, or tangentially related, industries, as follows with respect to its continuing operations:

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
•In May 2020, we acquired all of the outstanding equity of National MedTrans, LLC, or NMT, which expanded our NEMT business to include more than five million trips to its approximately two million members on behalf of state Medicaid agencies and Managed Care Organizations (MCOs) across 12 states, for cash totaling approximately $80.0 million;

•In November 2020, we acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, or Simplura, which formed the foundation of our personal care business and Personal Care segment operations, for cash totaling approximately $575.0 million subject to customary adjustments;
•In May 2021, we acquired the transportation management software WellRyde from nuVizz which increased the Company's technology platform for the NEMT network, for cash totaling approximately $12.0 million;
•In September 2021, we acquired all of the outstanding equity of Care Finders Total Care, or Care Finders, which adds to our existing Personal Care segment operations, for cash totaling approximately $340.0 million subject to customary adjustments;
•In September 2021, we acquired all of the outstanding equity of VRI Intermediate Holdings, LLC, or VRI, which formed the foundation of our remote patient monitoring business and RPM segment operations, for cash totaling approximately $315.0 million subject to customary adjustments; and

as follows with respect to our discontinued operations:

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
•In June and September 2020, effected a series of transactions pursuant to an agreement with Coliseum Capital Partners, L.P. and/or funds and accounts managed by Coliseum Capital Management, LLC (collectively, the “Coliseum Stockholders”) in which (1) the Company repurchased approximately half of the shares of Series A Convertible Preferred Stock owned by the Coliseum Stockholders, and (2) the Coliseum Stockholders converted the remaining portion of their holdings of Series A Convertible Preferred Stock into Common Stock for aggregate consideration of $88.7 million; following the September repurchase of the Coliseum Stockholders’ remaining shares of Series A Convertible Preferred Stock, the Company elected to convert all shares of Series A Convertible Preferred Stock held by holders other than the Coliseum Stockholders into Common Stock, thereby eliminating all outstanding shares of our preferred stock;
•In November 2020, issued $500.0 million in aggregate principal amount of its 5.875% Senior Unsecured Notes due in November 2025, which we refer to as our Notes due 2025, the net proceeds from which were used to finance a portion of the purchase price paid in the Simplura acquisition;
•In December 2020, formed with an industry counterpart a protected series (90% of which is owned by us and which we refer to herein as our insurance captive) of a captive insurance company, NEMT Insurance DE LLC, a Delaware limited liability company that has been organized subject to the Delaware Revised Captive Insurance Company Act, which has been established to provide an insurance coverage alternative for transportation providers who are finding it increasingly difficult to obtain required automobile insurance in connection with their NEMT services on terms acceptable to them, or at all;
•In August 2021, issued $500.0 million in aggregate principal amount of its 5.000% Senior Unsecured Notes due in October 2029, which we refer to as our Notes due 2029, the net proceeds from which were used to finance a portion of the purchase price paid in the VRI Intermediate Holdings, LLC acquisition; and
•In May and October 2020 and September 2021, further amended its amended and restated credit and guaranty agreement dated as of August 2, 2013 (as amended, the “Credit Agreement”), to, among other things, increase to $225.0 million the revolving credit limit under the Credit Agreement, permit the issuance of our Notes described above, extend the maturity date of the Credit Agreement to August 2, 2023, permit the incurrence of additional debt to finance our recent acquisitions, and revise financial covenants to permit the consummation of the acquisitions.

Our Strategies

Six pillars fuel and align the six key strategies for our business. Our pillars support our foundation and the strategies that we have established to build stockholder value and guide our operations, product and service delivery model, and ultimate success with our customers and members.

•Right People in the Right Seats – ensuring that each person is in the role that best fits the person’s skills and capabilities
•Voice of the Customer – creating a best-in-class experience for our customers and members
•Transformational Growth – building a one-of-a-kind integrated supportive care platform addressing the social determinants of health (SDoH)
•Single Repeatable Model – standardizing and automating to enable an efficient and durable operating model delivering consistent customer-centric experiences
•Enhanced Technology Platform – rollout of an on-demand product that brings the best capabilities of our technology platform
•Rebranding – defining our company’s mission, vision, and values and tying them to our external and internal brand

Utilizing these six pillars as guiding principles, our mission is to provide effective and quality services and logistics and to create stockholder value by pursuing and implementing the following key strategies.

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

In addition to the COE oversight structure, we have implemented controls and procedures at the local level to better manage costs and our transportation network. We believe this structure positions us for effective scalability of our business model while also ensuring that the nuances of local activity are taken into account in controlling costs, which when combined, provides us with a competitive advantage.

Technology Transformation

In May 2021, we augmented our existing technology platform with the acquisition of WellRyde. With the addition of WellRyde's industry-leading Advanced Transportation Management System (ATMS) software, we are able to enhance our member experience by providing real-time visibility into trip status, optimized routing, and automated billing and trip assignments. We expect that this technology platform and continued enhancements will reduce inbound calls from members looking for assistance on the location of the transportation provider, improve on-time percentages, enhance member satisfaction, and reduce costs while increasing efficiency. Specifically, we believe this enhanced platform and future improvements to our technology will provide revenue growth and also the following additional benefits:

•member communications through texting, email and automated calls, including the ability for the member to see the location of the transportation provider in real time on a mobile device;
•optimized routing from industry-leading ATMS software;
•automated trip assignments allowing for proactive management for rejected, canceled and late rides;
•automated billing allowing for more precise and timely mileage logs and service outcomes;
•increased service opportunities including meal delivery; and
•driver application enhancements for transportation providers.

Customer and Member Satisfaction

Transportation related to care is one of the most impactful experiences contributing to our clients’ and members’ satisfaction during their care encounter. At the core of our operational and technology strategies is a focus on driving client and member satisfaction. With respect to our Personal Care segment, process improvements, augmented by technology, are expected to help reduce costs while maintaining quality and compliant patient care. In addition, we strive to become the employer of choice in each of our Personal Care segment markets. We provide our caregivers with ample training and development opportunities. Our scale and density in these markets allow us to provide the number of weekly work hours our caregivers desire, which gives us a competitive advantage in recruitment and retention of caregivers that might otherwise need to work for several agencies to obtain the desired number of work hours. With respect to the RPM segment, the suite of technology-enabled in-home solutions provides improved patient outcomes with peace-of-mind support and reduced costs to payers which drives value and deepens our engagement with customers. More generally, our COE operational structure allows us to develop locally tailored network solutions with a higher level of visibility. Greater access to real time information, enabled through our technology, provides us the ability to shorten cycle times to help identify and resolve client and member issues.

Organic Growth

•NEMT Segment. Across the healthcare market, we see an increasing understanding of the benefit of removing transportation as a barrier to care and a way to improve other determinants of health, such as access to food, shelter, socialization, and pharmacy. We believe that our scale, deep experience, operational strategy, and technology tools uniquely position us to address customer needs related to access to transportation for vulnerable populations. We approach sales, marketing and business development in a manner that is focused on driving market share in our core Medicaid market, including states and MCOs, Medicare Advantage plans, health systems and providers. Simultaneously, we target business development efforts with partners to enter new transportation markets, including the movement of home health providers, pharmacy delivery and beneficiaries of workers compensation. We expect there will be network effects as we serve more and more healthcare constituencies within a geography.

•Personal Care Segment. We intend to continue to grow in our existing markets for personal care services by:

◦increasing recruiting and expanding our caregiver workforce;
◦developing and retaining our caregivers;
◦delivering consistent and reliable quality of care;
◦leveraging and expanding existing payor and referral source relationships; and
◦strategic de novo sites to increase density and scale.

Our business development activities in this area include community outreach in each of our markets, where we educate referral sources about the benefits of personal care services and the programs available to patients. We believe that demographic trends such as an aging population and longer life expectancies will increase the size of our addressable market, and that the demand for in-home personal care will further increase because it is the lowest cost setting and therefore preferred by payors and also by patients, who also tend to prefer their own homes over institutional settings. We also believe that the carve-in of personal care into Medicare Advantage plans provides further opportunity for organic growth. As one of the largest platforms providing in-home personal care, we differentiate our services by providing broad geographic coverage in both urban and rural areas and the capability to offer a broad suite of services and manage complex cases involving high-needs patients. In addition, we are working with MCOs and other payors to lower overall cost of care and improve outcomes by managing risk factors, such as falls, and using technology solutions to provide early indicators of change in condition to avoid hospitalization. With these capabilities, we strive to be the provider of choice for in-home personal care services and intend to continue differentiating our services from the competition and winning market share by relying on strong regional leadership, clinical capabilities, qualified and well-trained caregivers and investment in technology.

•RPM Segment. We see the opportunity for remote patient monitoring services, which include personal emergency response systems, vitals monitoring, medication adherence solutions, and integrated data reporting and analytics, to provide an alternative to costly existing healthcare solutions, which can be obtained in the safety and comfort of our members' homes. We believe that there is a natural untapped market with considerable growth opportunities that we can reach by cross-selling into our existing relationships with Medicaid and Medicare Advantage plans and marketing the reduced cost of providing coverage for remote monitoring solutions while also resulting in improved patient outcomes and enhanced patient engagement and experience. Further, we believe that demographic trends such as the aging population and increasing prevalence of chronic illness increases the addressable market to support patients that demand in-home solutions where they are able to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. By addressing this sizable market that is expected to increase with the shift in the demographic trends and trend toward value-based solutions, we also see opportunity to address additional payors in order to provide awareness of the benefits of remote monitoring solutions in order to expand the number of payors that offer coverage for this solution and expand our geographic span as we strive to be the provider of choice for remote patient monitoring services.

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

•RPM Segment. We believe there are select opportunities for growth through acquisitions in the remote patient monitoring market. The remote patient monitoring industry is highly fragmented, and we believe that our scale and healthcare-centric platform provide us with the ability to acquire companies in new markets and regions. Technological innovation is also a critical component of the industry’s growth. We believe that our technology agnostic platform allows us to efficiently acquire companies that offer newer technologies and service offerings. We will continue to evaluate acquisition opportunities in the RPM segment to supplement our growth going forward.

Smart Capital Allocation

We seek to manage and allocate capital in a way that creates value and supports the execution of our business strategy. The operations of our respective business segments contribute the primary source of capital to the Company supplemented by any issuances by the Company in the capital markets. Our NEMT segment has continued to generate positive cash flows for the Company. Further, our Personal Care segment has shown consistent revenue growth, a strong free cash flow profile, and maintains an asset-light model similar to our NEMT segment. With the acquisition of VRI in the current year, our RPM segment has also contributed to our continued growth with positive cash flows and strong profit margin. With all of our segments operating collectively, our combined balance sheet provides us with optionality with respect to capital allocation and how we can best deliver stockholder value. We will continue to focus on operational efficiencies, invest in our operations, and seek to enhance our technical capabilities through technological initiatives in an effort to enhance our client and member experience. In respect of our Personal Care segment, we are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each site and continuing to refine our clinical and non-clinical initiatives and objectives. We are implementing technology enhancements and service protocols intended to promote best practices, enhance the patient experience, and improve the operating effectiveness and efficiency of our case management, training, staffing, scheduling and labor management. We will also continue to assess the opportunities for capital deployment in order to create value for stockholders, which may include dividends, share repurchases and acquisitions.

Our Operations

We are a technology-enabled, healthcare services company that is the nation’s largest manager of NEMT programs for state governments and MCOs, a leading in-home personal care services provider in the seven eastern states where we provide those services, and a leading provider of remote patient monitoring and medication management solutions. Our core competencies in NEMT include contact center management, network credentialing, claims management and non-emergency medical transport management. Our in-home personal care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities, including senior citizens and disabled adults. Our RPM services include personal emergency response systems, vitals monitoring, medication management, and data-driven patient engagement solutions.

By offering our suite of integrated supportive care solutions for our payor customers and members, we are focused on becoming among the nation’s preeminent SDoH companies and delivering better care in the home, enhancing patient lives, and reducing healthcare costs. We report our operations as described above under four separate business segments: NEMT;

Personal Care; RPM; and Matrix, each of which is described below in greater detail following the next subsection captioned “Business Trends”.

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
•a movement towards value-based versus fee-for-service and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;
•increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and
•MCO, Medicaid and Medicare plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote social determinants of health, and this trend may be accelerated or reinforced by the adoption of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

We estimate the overall size of the U.S. NEMT Medicaid and NEMT Medicare Advantage market, in terms of annual spend, to be approximately $5.8 billion. Each year, approximately 6 million Medicaid members are estimated to miss out on medical care due to lack of transportation. NEMT solutions enable access to care that not only improves the quality of life and health of the patients receiving services, but also enable many of the individuals to pursue independent living in their homes rather than in more expensive institutional care settings. In addition, studies have shown that missed medical appointments lessen patient compliance with clinical guidelines and lead to increased complications and expensive medical services. Moreover, preventive care has proven to lower the cost of overall care by avoiding potentially more serious, costly emergent services later. NEMT providers also cater to individuals with specialized transportation requirements.

We estimate the overall size of the U.S. personal care services market, in terms of annual spend, to be approximately $55.0 billion, and it is expected to grow annually by 9% to 14% to $100.0 billion by 2026. The U.S. personal care services market also benefits from the strong underlying trends of aging demographics and a shift toward value-based care, which is moving care away from more expensive institutional settings and into the home. Many consumers in this segment need services on a long-term basis to address chronic conditions. Payors establish their own eligibility standards, determine the type, amount, duration and scope of services, and establish the applicable reimbursement rate in accordance with applicable law, regulations or contracts. By providing services in the home to the elderly and others who require long-term care and support with the activities of daily living, personal care service providers lower the cost of treatment by delaying or eliminating the need for care in more expensive settings, such as nursing homes that we believe can cost greater than two times more than equivalent personal care services. In addition, caregivers observe and report changes in the condition of patients for the purpose of facilitating early intervention in the disease process, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. By providing care in the preferred setting of the home and by providing opportunities to improve the patient’s conditions and allow early intervention as indicated, personal care also is designed to improve patient outcomes and satisfaction.

Personal care services are a significant component of home and community-based services, which have grown in significance and demand in recent years. Demand for personal care services is expected to continue to grow due to the aging of the U.S. population, increased life expectancy and improved opportunities for individuals to receive home-based care as an alternative to institutional care. The population of those aged 65 years and older nationally has been consistently growing and the U.S. Census Bureau estimates that starting in 2030, when all baby boomers will be older than 65 years, Americans 65 years and older will make up 21% of the population, up from 17% based on current statistics.

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

We estimate the overall size of the U.S. remote patient monitoring market, in terms of annual spend, to be approximately $1.1 billion, and it is expected to grow annually by a compounded annual growth rate ("CAGR") of 10% to $1.8 billion by 2025. Similar to personal care services, remote patient monitoring services support the shift toward value-based care as they provide patient self-management and care management operations which support and enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. With the increasing population of Americans 65 and older and the significant increase in the occurrence of chronic diseases, for which elderly patients are more prone to contracting, demand for at-home care solutions in lieu of costly doctor visits and institutional care will continue to grow. As remote patient monitoring has continued to grow in popularity, this has supported the underlying trend showing increased desire of seniors and individuals to "age-in-place" while also receiving a comparable standard of care.

Remote patient monitoring also provides the ability to leverage the data analytics obtained in order to produce actionable insights to drive proactive patient interventions which is especially valuable given the growing occurrence of chronic illness. Currently, 60% of adults in the U.S. have one reported chronic health condition with 40% of adults in the U.S. reporting two or more. Chronic disease is a disease that is persistent or long-lasting and includes heart disease, cancer, and diabetes which are the leading causes of death and disability in the United States. These conditions require ongoing and active management and the use of RPM can work to manage symptoms and keep costs for individuals lower in the long-term. RPM services allow patients to monitor symptoms from home which decreases the strain on hospitals that have capacity constraints and ensures continued care and interaction with patients. This tech-enabled healthcare solution is covered by Medicare, Medicaid, and many private insurers that set eligibility criteria and establish reimbursement rates in accordance with applicable law, regulations or contracts and has gained significant traction during the COVID-19 pandemic where patients and providers were able to experience the value of remote health solutions while increasing patient experience and retention. This solution has many facets and we believe we are well positioned as the preeminent leader in providing solutions to address the social determinants of health that will work in tandem to increase payor and member value across our holistic suite of solutions.

NEMT Segment

We provide NEMT solutions to our clients, including state governments, MCOs and health systems, in 50 states and the District of Columbia. As of December 31, 2021, approximately 30 million eligible members received our transportation services, and in 2021, we managed approximately 49 million gross trips.

We primarily contract with state Medicaid programs and MCOs, including Medicare Advantage plans, for the coordination of their members’, who are our “end-users”, NEMT needs. Our end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinder their ability to access necessary healthcare and social services. We believe our transportation services enable access to care, as well as access to meals, shelter, socialization, and pharmacy, that not only improves the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. We provide access to NEMT on a more cost-effective basis than self-administered state Medicaid or MCO transportation programs while improving the lives and health outcomes of the populations we serve.

To fulfill the transportation needs of our end-users, we apply our proprietary technology platform to an extensive network of approximately 5,450 transportation resources. This includes our in-network roster of fully contracted third-party transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes relationships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality and compliance, our in‑network transportation providers undergo an in-depth credentialing and education process.

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

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice in accordance with the terms of the contract and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2021, 9.0% of NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. While we typically expect to renew these contracts on an annual basis, we may receive notice from customers that they are terminating or not renewing their contracts upon expiration. For the year ended December 31, 2021, we recorded revenue of approximately $10.5 million for these contracts.

The NEMT segment generated 84.7% of its revenue in 2021 under capitated contracts. Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

The remaining 15.3% of NEMT segment revenue was generated under other types of fee arrangements, including administrative services only and fee-for-service ("FFS"), under which fees are generated based upon billing rates for specific services or defined membership populations. Revenue under FFS contracts represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

•Customers. In 2021, contracts with state Medicaid agencies and MCOs represented approximately 44.9% and 55.1%, respectively, of NEMT segment revenue. The NEMT segment derived approximately 9.7%, 9.5% and 12.7% of its revenue from a single state Medicaid agency for the years ended December 31, 2021, 2020 and 2019, respectively. The next four largest NEMT segment customers by revenue comprised in the aggregate approximately 17.7%, 21.6% and 19.7% of NEMT segment revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Personal Care Segment

We provide in-home personal care services to our customers with agency branches across various states, including in several of the nation’s largest home care markets: New York, New Jersey, Florida, Pennsylvania, Massachusetts, West Virginia and Connecticut. We place non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled senior citizens and disabled adults. Our personal care services include bathing, personal hygiene, grooming, oral care, dressing, medication reminders, meal planning, preparation and feeding, housekeeping, transportation services, prescription reminders, and assistance with dressing and ambulation, all of which enable aging-in-place and support overall wellness. As of December 31, 2021, we had approximately 16,000 trained caregivers throughout all of our branch locations serving, on average, approximately 20,000 patients and providing approximately 28 million hours of patient care annually.

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

Reimbursement rates and methods vary by state and type of service, but are typically fee-for-service based on hourly or other unit-of-service bases. MCOs are becoming an increasing portion of our Personal Care segment payor mix as states shift from administering FFS programs to utilizing managed care models.

•Customers. In 2021, contracts with state Medicaid agencies and MCOs represented approximately 33.0% and 60.3%, respectively, of Personal Care segment revenue. The Personal Care segment derived approximately 22.3% and 24.7% of its revenue from a single state Medicaid agency for the years ended December 31, 2021 and 2020, respectively. The next four largest Personal Care segment customers by revenue comprised in the aggregate approximately 20.8% of segment revenue for the year ended December 31, 2021.

•Development Efforts and New Product Offerings. We do not deploy proprietary technology in our Personal Care segment, but we have invested in the implementation of the enterprise technology solution Homecare Software Solutions, LLC, which operates under the HHAeXchange brand and which we refer to as “HHAeXchange”, to manage compliance, scheduling, electronic visit verification (EVV), payroll and revenue cycle. HHAeXchange has been implemented for the majority of our Personal Care segment business, and additional functionality is being implemented, including “Stop & Watch” monitoring of change in patient condition, care plan reporting via EVV, mobile application self‑service and others. The three MCOs in Pennsylvania selected HHAeXchange to collect confirmed homecare visits, create claims to MCOs and provide workflow efficiency tools, enabling interoperability between our Personal Care segment operations and the three Pennsylvania MCOs. Additionally, we have implemented the Relias e-learning solutions in select operations, and we continue to roll out the application throughout the segment. Relias e-learning solutions enables required training to be delivered remotely and helps improve utilization by reducing time lost for training.

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
◦our strong relationships with payors and referral sources; and
◦our investments in technology.

•Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods. Our payroll expense in the Personal Care segment is also generally higher during the earlier quarters of the year prior to employees reaching the applicable thresholds for certain payroll taxes, and during periods with major holidays resulting from holiday pay rates.

Remote Patient Monitoring Segment

We provide remote patient monitoring services to support patient self-management and care management operations that enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long‐term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Services include personal emergency response systems, vitals monitoring, medication adherence solutions, and integrated data reporting and analytics. With high-touch engagement, the RPM segment has 2.5 million annual person-to-person interactions over a population of approximately 174 thousand actively monitored health plan members.

We market our RPM services to national and regional health plans, government funded benefit programs, healthcare provider organizations, and individuals. Our commercial insurance payor clients are continuously seeking opportunities to control costs.

◦Customers. The Company serves approximately 174,000 national and regional health plans, government-funded benefit programs, and healthcare provider organizations members, and individuals across the country. They have a diverse base of customers across multiple end markets including Medicare Advantage, State and Managed Medicaid, and Health Systems or Distributors.

◦Development Efforts and New Product Offerings. VRI’s device-agnostic technology platform allows it to rapidly adopt and seamlessly integrate new products as hardware innovation continues across the industry. Currently, the Company is contracted with 30+ manufacturers and integrated across 250+ devices. VRI continuously evaluates new products, integrating 10+ devices annually and with rapid onboarding, the Company averages only 30 days to integrate a new product or technology and deploy it in the field.

◦Competition. We compete with a variety of RPM solution providers that include both new entrants to the healthcare industry and legacy healthcare providers. Top providers include Medtronic, Philips Healthcare, Dexcom, and Honeywell Life Sciences. Given the rapidly changing technology that supports the health-tech industry, any Company that is able to innovate and provide a more efficient and effective solution could enter the RPM market, however there are significant barriers to entry, including long contracting and licensing timeframes, multiple compliance audits necessitating numerous internal tracking systems and complicated reimbursement processes and rules.

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

Matrix maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options. Matrix’s clinical care business ("Clinical Care") provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s clinical solutions business ("Clinical Solutions") provides employee health and wellness services focused on improving employee health with worksite certification solutions that reinforce business resilience and safe return-to-work outcomes. Its Clinical Solutions offerings also provide clinical trial services which support the delivery of safe and effective decentralized clinical trial operations to patients and eligible volunteers. Matrix also provides lab services, including services related to COVID-19 such as screening, testing, and vaccinations. As of December 31, 2021, Matrix utilized a national network of approximately 3,750 clinical providers, including approximately 2,500 nurse practitioners, located across 50 states, to provide its services primarily to members of Medicare

Advantage health plans. Matrix primarily generates revenue through the performance of CHAs, which seek to confirm a health plan member’s information related to health status, and social, environmental and medical risks, to assist Medicare Advantage health plans in improving the accuracy of such information. Matrix also operates a care management offering which provides additional data analytics, chronic care management services and employee wellness programs.

•Customers. As of December 31, 2021, Matrix’s customers included 47 health plans related to the Clinical Care business as well as 39 other entities related to the Clinical Solutions business. For the year ended December 31, 2021, Matrix’s top five customers accounted for 51.8% of its revenue, with its largest customer comprising 19.1% of its revenue and its second largest customer comprising 16.3% of its revenue. Matrix enters into annual or multi-annual contracts under which it is paid on a per assessment basis. Volumes are not guaranteed under contracts, however, and customers may choose to utilize other third-party providers or in-source capabilities.

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

Governmental Regulations

Overview

Our business is subject to numerous U.S. federal, state and local laws, regulations and agency guidance. These laws significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements, state and federal requirements for participation in Medicare and Medicaid, requirements for contracting with Medicare Advantage plans, and contractual requirements imposed upon us by the federal, state and local agencies and third-party commercial customers to which we provide services. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide and be authorized to provide on an ongoing basis.

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
•The Centers for Medicare & Medicaid Services, or CMS, regulations pertaining to Medicare and Medicaid as well as CMS releases applicable to the operation of Medicare Advantage plans, such as reimbursement rates, risk adjustment and data collection methodologies, adjustments to quality management measurements and other relevant factors;
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

Federal Law and State Laws

Federal healthcare laws apply in any case in which we provide an item or service that is reimbursable or provide information to our customers that results in reimbursement by a federal healthcare payor program. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims or other data with federal healthcare payor programs, require confidentiality of patient health information, prohibit unlawful inducements for the referral of business reimbursable under federal healthcare payor programs and those that prohibit physicians from referring to certain entities if the physician has a financial relationship with that entity.

State healthcare laws apply in any case in which we provide an item or service that is reimbursable or provide information to our customers that results in reimbursement by a state Medicaid program. The principal state Medicaid laws that affect our business include those that prohibit the filing of false or improper claims or other data with state Medicaid programs, prohibit unlawful inducements for the referral of business reimbursable by a state Medicaid program and those that prohibit physicians from referring patients to certain entities if the physician has a financial relationship with that entity. Because we receive Medicaid reimbursement, we are subject to applicable participation conditions including a variety of operational, conflict of interest, and structural obligations. For example, in states that have elected to obtain authority to provide NEMT as a medical service through a broker using the regulatory process permitted by the Deficit Reduction Act of 2005, or DRA, we are prohibited from contracting with any transportation provider with which we have a financial relationship. In addition to Medicaid laws, many states have health care or professional licensure requirements that potentially apply to parts of our business.

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

The Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted as part of the American Recovery and Reinvestment Act of 2009, extends certain of HIPAA’s obligations to parties providing services to healthcare entities covered by HIPAA known as “business associates,” imposes new notice of privacy breach reporting obligations, extends enforcement powers to state Attorneys General and amends the HIPAA privacy and security laws to strengthen the civil and criminal enforcement of HIPAA. HITECH establishes four categories of violations that reflect increasing levels of culpability, four corresponding tiers of penalty amounts that significantly increase the minimum penalty amount for each violation, and a maximum penalty amount of $1.5 million for all violations of an identical provision. With the additional HIPAA enforcement power under HITECH, the Office for Civil Rights of DHHS and states are increasing their investigations and enforcement of HIPAA compliance. We have taken steps to ensure compliance with HIPAA and are monitoring compliance on an ongoing basis.

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
•a corporation’s obligation to its stockholders may not align with a physician’s obligation to the physician’s patients; and
•employment of a physician by a corporation may interfere with the physician’s independent medical judgment.

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

COVID-19 Public Health Emergency Orders

Emergency, public health and executive orders, issued or extended, declared by the U.S. federal and state governments in response to the COVID-19 pandemic have waived numerous legal requirements while also imposing new legal restrictions. Many public health and executive orders are issued, rescinded or modified with little advance notice. These emergency, public health and executive orders have created significant uncertainty in the legal and operational duties of health care providers. While we believe that our programs are in compliance with emergency, public health and executive orders, allegations that we failed to comply with these requirements could have a material adverse impact on our business.

CARES Act Provider Relief Fund

The Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020 (the "CARES Act"), established the Provider Relief Fund that made relief payments to certain health care providers. The purpose of the Provider Relief Fund was to provide funding to health care providers so they could prevent, prepare for, and respond to the coronavirus. Providers who received relief payments are subject to eligibility criteria and specific terms and conditions on the use of relief payments. To receive relief payments, many providers were required to attest to numerous statements regarding accuracy of their application and their compliance with the eligibility criteria and the terms and conditions. Providers’ use of relief payments is limited to health care related expenses or lost revenues that are attributable to coronavirus. Providers are required to have documentation that relief payments were used for those purposes. There is limited guidance concerning what the government might consider a health care related expense or lost revenue that was attributable to coronavirus or what type of documentation is adequate.

Simplura and Care Finders have received relief payments from the CARES Act Provider Relief Fund. While we believe that the receipt and use of relief payments was in compliance with Provider Relief Fund requirements, allegations of a failure to comply with these requirements could have a material adverse impact on our business.

Human Capital Management

Attracting, developing and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. To that end, ensuring that we have the right people in the right seats is one of our six pillars guiding our business strategy.

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

As of December 31, 2021, we had approximately 20,200 employees, of which approximately 3,750 were dedicated to our NEMT segment, 16,100 were dedicated to our Personal Care segment, and 350 were dedicated to our RPM segment. Approximately 2,500 of our Personal Care segment caregivers were unionized in New York at the end of 2021, and we believe that we have good relationships with all of our employees.

Employee Safety and Wellbeing

In response to the COVID-19 pandemic, the Company has implemented the following measures to protect our employees’ health and safety:

•Increase frequency of deep-cleaning at our offices;
•Make hand sanitizer readily available to our employees;
•Provide employees with personal protective equipment; and
•Implement alternate work schedules and other measures aimed at minimizing the transmission of COVID-19 while sustaining productivity on behalf of our customers and their patients.

Further, in response to state and federal government mandates, the Company has made the following requirement of team members:

•Full vaccination is required for our employees, unless an approved medical exemption or religious accommodation applies, or a separate appropriate exception is in place;
•Masks and social distancing are required for any of our team members that are not fully vaccinated or for members working in a location with a state or local ordinance.

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

Additional Information

The Company makes available to the public on its website at www.modivcare.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Copies are also available, without charge, upon request to ModivCare Inc., 6900 Layton Avenue, 12th Floor, Denver, Colorado 80237, (303) 728-7043, Attention: Corporate Secretary. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

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

Third-party payors, including Medicaid, Medicare and private health insurance providers, provide substantial funding for our services. Other payors, including MCOs, are also dependent upon Medicaid funding. These payors are increasingly seeking to reduce the cost of healthcare, which drives pressure on the reimbursement rates for healthcare services, which include our services. We cannot assure you that our services will be considered cost-effective by third-party payors, that reimbursement will continue to be available or that payor reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments. Reimbursement for services that we provide is primarily through Medicaid and MCOs and rates can vary state by state and payor by payor. There are currently various legislative efforts under way to increase minimum wages in markets in which we operate, and that could impact significantly the wage rates for personal care attendants we utilize to provide our personal care services. Further, the continued increase in inflation has the potential to continue to drive up costs related to employee wages. The current payors may be unable or unwilling to increase reimbursement rates sufficiently to offset the impact on us of such cost increases or, in cases where payors do increase reimbursement rates, such increases may not occur concurrently with the increase in wage rates or fully offset such increases. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models, such as value-based billing, capitated rates and per member per month pricing, may be required by the government, MCOs and other commercial payors to control their costs while shifting financial risk to us, which could also materially affect our operations and financial condition.

We are limited in our ability to control reimbursement rates received for our services, and if we are not able to maintain or reduce our costs to provide such services, our business could be materially adversely affected.

Medicare and Medicaid are among our most significant payors, and their rates are established through federal and state statutes and regulations. Additionally, reimbursement rates with MCOs and other payors are difficult for us to negotiate as such payors are themselves limited in their ability to control rates and funding received from Medicaid and Medicare and are under pressure to reduce their own costs. We therefore manage our costs to achieve a desired level of profitability, including centralizing various back office processes, using technology and practicing efficient management of our workforce. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our end-users and the physical proximity required by our operations, which could harm our business disproportionately to other businesses.

The majority of our end-users are older individuals with complex medical challenges or multiple ongoing diseases, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable end-users. Our employees could also have difficulty attending to our end-users if a program of social distancing or quarantine is instituted in response to a public health emergency, or if “stay at home” orders are perpetuated or reinitiated. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the COVID-19 virus and its potentially more contagious variants cause an additional resurgence of infections of COVID-19, or if new variants continue to develop that are resistant to government approved COVID-19 vaccinations, or if an influenza or other pandemic were to occur, we could suffer significant losses to our consumer population or a willingness by our end-users to utilize our services, in particular in our Personal Care segment, or a reduction in the availability of our employees and, at an inflated cost, we could be required to hire replacements for affected workers. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition and results of operations.

We may be adversely affected by inadequacies in, or security breaches of, our information technology systems, including the systems intended to protect our clients’ privacy and confidential information, which could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our information technology, or IT, systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and IT systems to support growth and our existing business processes. We provide services to individuals and others that require us to collect, process, maintain and retain sensitive and personal client confidential information in our computer systems, including patient identifiable health information, financial information and other personal information about our end-users, such as names, addresses, phone numbers, email addresses, identification numbers, sensitive health data, and payment account information. As a result, we are subject to complex and evolving United States privacy laws and regulations, including those pertaining to the handling of personal data, such as HIPAA, CCPA, and others. Most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. An increasing number of states require that impacted individuals and regulatory authorities be notified if a security breach results in the unauthorized access to, or use or disclosure of, personal information. Notifications are also required under HIPAA to the extent there is unauthorized access to, or use or disclosure of, personal health information. California residents and households in particular are afforded significantly expanded privacy protections under the CCPA. The enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the CCPA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business, consolidated results of operations, financial condition and cash flows.

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

We generate a significant amount of our revenue from a limited number of payors under a relatively small number of contracts. For example, for the year ended December 31, 2021, approximately 27.4% of our NEMT segment revenue was derived from only five payors, and one of which, a single state Medicaid agency, contributed 9.7% to our aggregate NEMT segment revenue during that period. As it relates to our other segments, for the year ended December 31, 2021, approximately 22.3% of our Personal Care segment revenue was derived from one U.S. state Medicaid program, and approximately 27.0% of our RPM segment revenue was derived from one health plan. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, including the COVID-19 pandemic.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic disruptions such as the COVID-19 pandemic, could materially adversely affect our business and results of operations. COVID-19 and its potentially more contagious variants specifically, as well as measures taken by governmental authorities and private actors to limit the spread of the virus, have interfered with, and may continue to interfere with, the ability of our employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business, which may cause us to materially curtail portions of our business operations. The ultimate impact of the COVID-19 pandemic on our business will depend on a number of evolving factors that we may not be able to predict, including:

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

Our Personal Care segment business also experienced a material reduction in historical volume of service hours and visits beginning in March 2020. While our caregivers are generally considered essential workers and not constrained by “stay at home” orders, volume was reduced as patients put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and others working remotely or furloughed from their jobs. Cases were also lost due to patient deaths, and new case referrals slowed as referral sources faced disruption from the various restrictions and “stay at home” orders. Similar to our experience in the NEMT segment, while personal care service volumes have improved, they have not recovered to pre-pandemic levels and may not until vaccines are more universally applied in the markets where we provide our services. If volume remains depressed, we will continue to experience lower revenue. If volume increases, depending on the period of time over which this increase in volume occurs, we may face difficulty meeting volume demands due to staffing difficulties, as the recruitment of potential employees may be challenging amid health concerns and other factors related to the pandemic. Any of these circumstances and factors could have a material adverse effect on our business.

Our RPM segment has not experienced a direct material impact to operations or financial activity as a result of the COVID-19 pandemic. While this segment of the business has proven resilient given the increase in demand for remote healthcare services in a highly contagious infection environment, potential risks could arise that could have a material impact on the financial results of the segment. Specifically, given the strain on the healthcare professionals that serve the healthcare community, we could experience shortages in qualified medical professionals that support our remote care monitoring business. Further, as this segment relies on patients receiving health monitoring devices for use in-home, any impact to the supply chain that ensures these critical devices arrive for active and continued vitals monitoring and data analytic solutions could have a negative impact on our business. Any of these factors could have a material adverse effect on our reputation and business.

The uncertainty and volatility of NEMT trip volume and personal care services volume due to COVID-19 and its potentially more contagious variants can affect the assumptions on which we rely to develop our expense estimates relative to these business lines. If we do not accurately estimate costs incurred in providing these services, these segments may be impacted by out of period adjustments to actual results. Any or all of these factors could have an adverse effect on our business, financial condition and results of operations.

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

Our contact centers typically seat a significant number of employees in one location. Accordingly, an outbreak or resurgence of a contagious infection or virus, such as COVID-19 or its potentially more contagious and/or vaccine resistant variants, in one or more of the locations in which we do business may result in significant worker absenteeism, lower capacity utilization rates, voluntary or mandatory closure of our contact centers, transportation restrictions that could make it difficult for our employees to commute to work, travel restrictions on our employees, and other disruptions to our business. Any prolonged or widespread health epidemic could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

Further, a delay in collecting our accounts receivable, or the non-collection of accounts receivable in connection with our transition and integration of acquired companies, including Care Finders and VRI, and the attendant movement of underlying billing and collection operations from legacy systems to our systems could have a material negative impact on our results of operations and liquidity.

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

In addition, goodwill may be impaired if the estimated fair value of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. From our recent acquisitions, goodwill generated in relation to the acquisition of Simplura in 2020 was $320.4 million, goodwill generated in relation to the acquisition of Care Finders in 2021 was $232.2 million, and goodwill generated in relation to the acquisition of VRI in 2021 was $236.7 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of our reporting unit below the reporting unit’s carrying value. Such circumstances could include: (1) loss of significant contracts; (2) a significant adverse change in legal factors or in the climate of our business; (3) unanticipated competition; (4) an adverse action or assessment by a regulator; or (5) a significant decline in our stock price.

As of December 31, 2021, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $924.8 million, $490.2 million, $83.1 million and $53.5 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

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

Our business success depends, to a significant degree, on our ability to identify, attract, develop, motivate and retain highly qualified and experienced employees who possess the skills and experience necessary to deliver high-quality services to our clients, with the continued contributions of our senior management being especially critical to our success. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate the education, experience and qualifications of potential candidates for employment as direct care and administrative staff. A portion of our staff is professionals with requisite educational backgrounds and professional certifications. These employees are in great demand and are likely to remain a limited resource for the foreseeable future, exacerbated by continued labor shortages in the current economy.

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

For example, the successful integration of Care Finders into our Personal Care segment and the remote patient monitoring business acquired in the VRI transaction and our ability to realize the expected benefits of the acquisition are subject to a number of risks and uncertainties, many of which are outside of our control, including:

•the challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets;
•the difficulties harmonizing differences in the business cultures;

•the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings and other anticipated benefits from the acquisitions;
•the challenges associated with known and unknown legal or financial liabilities associated with the acquisitions;
•the risk of entering markets in which we have little or no experience;
•the challenges associated with the incurrence of indebtedness and the assumption of new contracts associated with the acquisitions;
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

We incurred substantial expenses to complete the acquisitions, but we may not realize the anticipated cost benefits and other benefits to the extent expected, on the timeline expected, or at all. Moreover, competition in this industry may also cause us not to fully realize the anticipated benefits of the acquisitions.

There can also be no assurance that the companies we acquire, will generate income or incur expenses at the historical or projected levels on which we based our acquisition decisions, that we will be able to maintain or renew the acquired companies’ contracts, that we will be able to realize operating and economic efficiencies upon integration of acquired companies or that the acquisitions will not adversely affect our results of operations or financial condition.

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

Our determination of our income tax liability is subject to review by applicable tax authorities, and we have been audited by various jurisdictions in prior years. We were examined by the Internal Revenue Service as a result of the large refunds received from the loss on the sale or our former workforce development services segment. This examination was completed in the third quarter of 2021 with no material adjustments being made. In addition, we are being examined by various states and by the Saudi Arabian tax authorities with respect to these matters. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from the estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have a material adverse effect on our financial condition and the results of our operations.

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

Our NEMT segment contracts are subject to frequent renewal and, from time to time, requests for renegotiation during a contract term. For example, many of our state Medicaid contracts, which represented 44.9% of our NEMT segment revenue for the year ended December 31, 2021, have terms ranging from three to five years and are typically subject to a competitive procurement process near the end of the term. We also contract with MCOs, which represented 55.1% of our NEMT segment revenue for the year ended December 31, 2021. Our MCO contracts for NEMT segment services typically continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and sometimes a contractual counterparty will seek to renegotiate the pricing and other terms of a contract to our detriment prior to the stated termination date of a contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts through their contractual duration on terms originally negotiated or at all. For the year ended December 31, 2021, 9.0% of our NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal during 2022.

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

The market in which we operate is influenced by technological developments that affect cost-efficiency and quality of services, and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services that address these changing needs and to provide technology needed to deliver these services on a cost-effective basis. Our competitors may better utilize technology to change the way services in our industry are designed and delivered and they may be able to provide our customers with different or greater capabilities than we can provide, including better contract terms, technical qualifications, price and availability of qualified professional personnel. In addition, new or disruptive technologies and methodologies by our competitors may make our services noncompetitive. For example, advances in telehealth may reduce the number of in-person visits an end-user may be required to make to healthcare providers in order to receive care, which could reduce the utilization of our NEMT services.

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

During 2021, 2020, and 2019, 84.7%, 86.2%, and 84.6% of our NEMT segment revenue, respectively, was generated under capitated contracts with the remainder generated through fee for service contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. If the client population relating to these contracts is not large enough to cover our fixed costs, such as rent and overhead, our operating results could be materially adversely affected and our profitability impaired. Our FFS contracts are not reimbursed on a cost basis; therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If we are unable to adjust our costs accordingly, our profitability may be negatively affected. In addition, certain contracts with state Medicaid agencies are renewable or extended at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

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

We may not, absent the consent of the New York Department of Health, be able to manage the day to day operations of the licensed in-home personal care services agency business in the State of New York, which would have an adverse impact on our expected results from that acquisition and could result in a material adverse effect on our business and operations.

Our operation of our licensed in-home personal care services agency business in the State of New York is subject to a “no control” affidavit process. We submitted our relevant information associated with this process concurrently with the closing of the Simplura acquisition, but while we wait for necessary approvals, we will be limited in our ability to exercise control over the personal care business there for operational matters until such time that our ownership of that business is approved by the New York Department of Health. We can provide no assurance regarding the timing of the approval of this change of ownership by the New York Department of Health, or that such approval will be obtained at all. During this time, we cannot exercise day to day management of these entities, and the pre-acquisition management of Simplura or individuals hired by the pre-acquisition management of Simplura will continue to operate the business. There is no prohibition on these entities making cash distributions to us during this interim period, but there can be no assurance that we will obtain the necessary authorization from the New York Department of Health to remove the “no control” affidavit and operate this business ourselves. If we are not able to ultimately take over control of these operations, or if we are only able to do so on a more limited basis than anticipated, we may not achieve the synergies and operational benefits expected from the Simplura acquisition as contemplated and our business and results of operations could be materially adversely affected.

We may have acquired liabilities that are not known to us in connection with the acquisition of Care Finders, the inadvertent acquisition of which could harm our business and have a material adverse effect on the results of our operations.

We may have acquired Care Finders with liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations associated with the transaction. We cannot assure you that the indemnification available to us under the purchase agreement associated with the acquisition will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the acquisition. We may learn additional information about this business that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

Our personal care services compete with other healthcare providers for both professional and management level employees. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide these personnel with attractive assignments for the desired number of hours per week and competitive compensation and benefits. There can be no assurance that we will succeed in any of these areas. As the demand for personal care services continues to exceed the supply of available and qualified personnel, our competitors may be forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, including any changes to minimum wage, the cost of training new employees amid the turnover rates may cause added pressure on our operating results and harm our business.

Our personal care business may be adversely impacted by labor relations.

Approximately 2,500 of our hourly caregivers are unionized in regions of New York. Certain collective bargaining agreements with the 1199 SEIU United Healthcare Workers East are currently being negotiated, and others will require renegotiation upon expiration. We may not be able to negotiate terms that are satisfactory to the labor unions, and ultimate agreement may be on terms unfavorable to us. In addition, a unionized work force poses the risk of work stoppages, which if initiated could materially harm our results of operations as well as our commercial relationships with our customers if we are unable to perform under our contracts with them during any such stoppage.

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

Risks Related to Our Remote Patient Monitoring Segment

We operate in a competitive industry, and any failure to develop and enhance technology applications could harm our business, financial condition and results of operations.

While RPM solutions are in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the RPM industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health plans have in some cases developed their own telehealth, expert medical service or chronic condition management tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have, or new competitors or alliances may emerge that have, greater name recognition, a larger customer base, longer operating histories, more widely-adopted proprietary technologies, greater marketing expertise, larger sales forces and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our markets, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete, our business, financial condition and results of operations could be materially adversely affected.

If we do not continue to innovate and provide services that are useful to customers and achieve and maintain market acceptance, we may not remain competitive, and our revenue and results of operations could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve and maintain market acceptance on our existing and future services in the rapidly evolving market for the management and administration of healthcare services. In addition, market acceptance and adoption of our existing and future services depends on the acceptance by health plans and provider partners as to the distinct features, cost savings and other perceived benefits of our existing and future offerings as compared to competitive alternative services. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new services that our customers will want, while offering our existing and future services at competitive prices. If we are unable to predict customer preferences or industry changes, or if we are unable to modify our existing and future services on a timely or cost-effective basis, we may lose customers and our business, financial condition and results of operations may be harmed.

If we are not successful in demonstrating to existing and potential customers the benefits of our existing and future services, or if we are not able to achieve the support of health plans and provider partners for our existing and future services, our revenue may decline or we may fail to increase our revenue in line with our forecasts. Our results of operations would also suffer if our technology and other innovations are not responsive to the needs of our customers, are not timed to match the corresponding market opportunity, or are not effectively brought to market.

We may have acquired liabilities that are not known to us in connection with the acquisition of VRI, the inadvertent acquisition of which could harm our business and have a material adverse effect on the results of our operations.

We may have acquired VRI with liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations associated with the transaction. We cannot assure you that the indemnification available to us under the purchase agreement associated with the acquisition will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the acquisition. We may learn additional information about this business that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

We hold a non-controlling interest in Matrix, which, as of December 31, 2021, constituted 4.1% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact Matrix’s economic performance. The arrangement with Matrix involves risks not present with respect to our wholly-owned subsidiaries and that may negatively impact our financial condition and results of operations or make the arrangement less successful than anticipated. Factors that may negatively impact the success of our Matrix investment include the following:

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

With respect to our Matrix Investment segment, the CHA services industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the Medicare Advantage program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs or the risk adjusted payment system applicable to Matrix’s Medicare Advantage plan customers. CMS could adopt new requirements or guidelines that may, for example, increase the costs associated with CHAs, limit the opportunities and settings available to administer CHAs, or otherwise change the risk adjusted payment system in a way that would adversely impact our business. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict Matrix’s ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on Matrix’s revenues and margins, which could have a material adverse impact on our balance sheet and financial position.

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

•LHCSA Request for Proposal (Anticipated) – The recently enacted FY 2021 New York State Budget created a new Public Health Law, or PHL, Section 3605-c which, if implemented, would prohibit Licensed Home Care Service

Agencies, or LHCSAs, such as our Personal Care segment’s individually-licensed branches, from providing or claiming for services provided to Medicaid recipients without being authorized to do so by contract with the NYS DOH. This restriction would apply to the provision of such services under the state Medicaid plan, a plan waiver, or through an MCO (for example, managed long-term care plan). If implemented, the statute would require the NYS DOH to contract with only enough LHCSAs to ensure that Medicaid recipients have access to care. The NYS DOH is expected to post an RFP that includes demonstrated cultural and language competencies specific to the population of recipients and the available workforce, experience serving individuals with disabilities, and demonstrated compliance with all applicable federal and state laws and regulations among the selection criteria. After contracts are awarded, the NYS DOH could terminate a LHCSA’s contract, or suspend or limit a LHCSA’s rights and privileges under a contract, upon thirty-days' written notice if the Commissioner of Health finds that a LHCSA has failed to comply with the provisions of Section 3605-c or any regulations promulgated under the statute. Also, authorization received by LHCSAs under PHL Section 3605-c would not substitute for satisfying existing licensure requirements or the screening and enrollment process required for participation in the Medicaid program.

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

Compliance with state and federal privacy laws and regulations requires considerable resources. These costs and investments could negatively impact our financial position and results of operations. Further, the HIPAA regulations and state privacy laws expose us to increased regulatory risk, as the penalties associated with a failure to comply or with information security breaches, even if unintentional, could be substantial and have a material adverse effect on our financial position and results of operations.

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

State revalidation and potential reduction of eligible Medicaid beneficiaries following the expiration of the COVID-19 public health emergency under the Families First Coronavirus Response Act (2020) could diminish the demand for our services, affect the profitability of our capitated contracts with our customers, and have a material adverse effect on our results of operations and financial condition.

The Families First Coronavirus Response Act (2020) requires states to maintain Medicaid beneficiary eligibility for all Medicaid participants through the last day of the month in which the COVID-19 public health emergency ends. Prior to the enactment of the Act, states regularly reviewed on an on-going basis whether Medicaid participants qualified for the program, based on factors such as income, age or disability status. While states have been prohibited from removing ineligible participants from their Medicaid rolls, new enrollment has also steadily increased, resulting in record high levels of Medicaid participation. Once the federal government determines under the Act that the public health emergency has ended, which could occur any time after April 16, 2022, states must revalidate the eligibility of each Medicaid beneficiary once every 12 months. During this process, a significant number of Medicaid beneficiaries could lose Medicaid coverage, not only because of changed circumstances such as regained employment, but also as a result of clerical and other errors that may leave otherwise eligible beneficiaries off the rolls due to the administrative burden to be placed on short-staffed state and local offices. A drop in Medicaid enrollment could affect adversely our ability to be reimbursed by our customers for the services we provide to our end-users, our NEMT per-member per-month fee generation under our capitated contracts, and our FFS payments and the demand for our services generally, the occurrence of any of which could harm our business and have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Indebtedness

Our existing debt agreements contain restrictions that limit our flexibility in operating our business and could have a material adverse effect on our business and results of operations.

Our agreements covering our outstanding indebtedness, including the New Credit Agreement and the indentures governing our Notes due 2025 and 2029, contain various covenants that limit or will limit our ability to engage in specified types of transactions. These agreements may, among other things, limit our ability to:

•incur additional debt;
•provide guarantees in respect of obligations of other persons;
•issue redeemable stock and preferred stock;
•pay dividends or distributions or redeem or repurchase capital stock;
•make loans, investments and acquisitions;
•enter into transactions with affiliates;
•create or incur liens;
•make distributions from our subsidiaries;
•permit contractual obligations that burden our ability to make distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries;
•make prepayments on subordinated debt; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.

A breach of any of these covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness, including as a result of cross default provisions, and, in the case of our New Credit Facility (as defined below), permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our New Credit Facility, the lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. In the event of acceleration of our outstanding indebtedness, we cannot assure you that we would be able to repay the debt or obtain new financing to refinance the debt. Even if new financing is made available to us, it may not be on terms acceptable to us. If we were unable to repay these amounts, certain debt holders could proceed against the collateral granted to them to secure the indebtedness, including the equity of subsidiary guarantors that we have pledged as collateral, pursuant to our New Credit Agreement. If any of the foregoing were to occur, our business and results of operations could be materially adversely affected and the value of our equity could be materially diminished.

We have substantial indebtedness and lease obligations that could affect our ability to meet our obligations under our indebtedness and lease obligations and may otherwise restrict our activities and harm our operations and business.

Our substantial indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness, and prevent us from meeting our obligations under the New Credit Facility and our Notes due 2025 and 2029. Our substantial indebtedness and lease obligations could have important consequences, including:

•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and lease payments under our leases, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under the New Credit Facility, are at variable rates of interest;

•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness, including the New Credit Facility and the Notes due 2025 and 2029;
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

Expiration of existing New Credit Agreement, loss of available financing or an inability to renew or refinance our debt could have an adverse effect on our financial condition and results of operations.

The indebtedness subject to our Notes matures in 2025 and 2029 and subject to our New Credit Agreement matures in 2027 and there can be no assurance that we will be able to payoff timely or refinance our Notes or extend our indebtedness under our Credit Agreement or enter into a new one on terms that are acceptable to us, or at all. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including extending or replacing our indebtedness, refinancing all or a portion of our existing or future indebtedness, incurring additional indebtedness to maintain sufficient cash flow to fund our ongoing operating needs and fund anticipated expenditures. There can be no assurance that any new financing or refinancing will be possible or obtained on terms acceptable to us, or at all. If we are unable to obtain needed financing, we may (i) be unable to satisfy our ongoing obligations, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures, and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

We may incur substantial additional indebtedness, which could impair our financial condition.

We may incur substantial additional indebtedness to fund our activities, including to fund share repurchases, acquisitions, cash dividends and business expansion. While our New Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Any additional indebtedness would increase the risk that we may be unable to generate cash sufficient to pay amounts due in respect of such indebtedness, and the risks that we already face as a result of our leverage would intensify. Future substantial indebtedness could also have other important consequences on our business. For example, it could:

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

Risks Related to Our Common Stock

If we are unable to remediate recently identified material weaknesses in our internal control over financial reporting, or if we experience additional material weaknesses or other deficiencies or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We are required to furnish annually a report by management of its assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In addition, our independent registered public accounting firm is required to provide a related attestation report on our internal control over financial reporting.

In connection with our 2021 year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2021, we did not effectively structure reporting lines, appropriate authorities, responsibilities and mechanisms to enforce accountability within our subsidiary Simplura Heath Group, in the pursuit of objectives to establish and operate effective internal controls over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management, or do so in a timely manner, or identify and remediate additional control deficiencies, including material weaknesses, in the future.

If we are unable to remediate successfully our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, and the covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and we may suffer defaults, accelerations, or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.

Future sales of shares of our common stock by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2021, we had 19,589,422 shares of common stock outstanding that were freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our common stock held by or purchased by our affiliates are restricted or “covered” securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

With respect to our stockholders Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC - Series A, as well as our former stockholder Coliseum Capital Co-Invest, L.P, which we sometimes refer to collectively as the Coliseum Stockholders, any or all of which may continue to be considered an affiliate or affiliates of ours, we have filed a registration statement that has been declared effective under the Securities Act covering the resale by the Coliseum Stockholders of an aggregate of 1,282,055 shares of our common stock that continue to be held by the Coliseum Stockholders. As a result, such shares may be sold pursuant to the registration statement without regard to the volume and other limitations of Rule 144 under the Securities Act that would otherwise be applicable to such sales.

We also filed a registration statement under the Securities Act to register additional shares of common stock to be issued under our Amended and Restated 2006 Long-Term Incentive Plan, or Incentive Plan, and, as a result, all shares of common stock acquired upon exercise of stock options or vesting of shares of restricted stock or restricted stock units granted under our Incentive Plan will also be freely tradable under the Securities Act, unless purchased or acquired by our affiliates under the plan. As of December 31, 2021, there were vested stock options outstanding and exercisable to purchase a total of 82,981 shares of our common stock and there were 73,879 shares of our common stock subject to restricted stock awards under the plan. In addition, 1,230,202 shares of our common stock are reserved for future issuances under the Incentive Plan.

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

Our operations are conducted entirely through our subsidiaries. Our ability to generate cash to fund all of our operations and expenses, to pay dividends or complete stock repurchase programs, or to meet any debt service obligations is highly dependent on our subsidiaries’ earnings and the receipt of funds from our subsidiaries by way of dividends or intercompany loans. We have not paid any cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to invest our and our subsidiaries’ future earnings, if any, to fund our growth, to develop our business, invest in our technology, for working capital needs and for general corporate purposes. To the extent that we determine in the future to pay dividends on our common stock, however, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Similarly, our subsidiaries are not obligated to make funds available to us to fund stock repurchases. Further, our New Credit Agreement significantly restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, Delaware law imposes solvency restrictions on our ability to pay dividends to holders of our common stock. Therefore, you are not likely to receive any dividends on our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. Furthermore, if the subsidiaries are unable or unwilling to fund our cash needs when needed or desired, our results of operations and business and financial condition could be materially adversely affected.

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

Anti-takeover provisions in our second amended and restated certificate of incorporation, as amended, and amended and restated bylaws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our second amended and restated certificate of incorporation, as amended, and amended and restated bylaws include a number of provisions that may be deemed to have anti-takeover effects, including provisions governing when and by whom special meetings of our stockholders may be called, and provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. As a result of these provisions, holders of our common stock may not receive the full benefit of any premium to the market price of our common stock offered by a bidder in a takeover context.

Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our second amended and restated certificate of incorporation, as amended, and amended and restated bylaws may also make it difficult for stockholders to replace or remove our management, including provisions providing for staggered terms for our Board, no cumulative voting for the election of directors, and provisions governing director vacancies, which are filled only by remaining directors (including vacancies resulting from removal or other cause). These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our principal executive offices are located in Denver, Colorado, where we have leased approximately 73,000 square feet of corporate office and operations space in an 11½ year operating lease.

We continue to lease our former principal executive offices located in Atlanta, Georgia, where we have leased through June 30, 2024 approximately 30,000 square feet of corporate office and operations space. The offices in Atlanta, Georgia, as well as 35 other leased facilities covering an aggregate of approximately 425,000 square feet of office and operational space are utilized substantially in our NEMT segment.

We maintain offices for our Personal Care segment in Valley Stream, New York, where we have leased through November 30, 2025 approximately 14,000 square feet of corporate office and operations space and in Hasbrouck Heights, New Jersey, where we have leased through September 30, 2025 approximately 11,000 square feet of corporate office and operations space. In addition, we have additional leased space for our Personal Care segment in 68 locations covering an aggregate of approximately 205,000 square feet of office and operational space.

We maintain offices for our RPM segment in Franklin, Ohio, where we own the real estate for approximately 24,000 square feet of corporate office and operations space. In addition, we own real estate for our RPM segment in Sullivan, Illinois covering 23,000 square feet and we rent coworking space in various other locations as needed to support our operations.

The lease terms vary for all of our leased facilities, but we believe that they are all generally at market rates. We further believe that our properties are adequate for our current business needs and in any event we believe that we can obtain adequate additional or alternative space at market rates, if needed, to meet our foreseeable business needs.

Item 3.     Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Refer to Note 20, Commitments and Contingencies, for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, has been quoted on NASDAQ under the symbol “PRSC” since August 19, 2003. Effective January 7, 2021 in conjunction with our name change and rebranding effort, the symbol has been changed to "MODV". As of February 21, 2022, there were 12 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Russell 2000 Index, and NASDAQ Health Services Index and assuming an investment of $100 in each on December 31, 2016.

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

Issuer Purchases of Equity Securities
     The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our common stock during the three months ended December 31, 2021.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s) (1)
October 1, 2021 to October 31, 2021	120	(2)	$161.48	—	$35,960
November 1, 2021 to November 30, 2021	2,825	(1)	$138.68	2,825	$35,568
December 1, 2021 to December 31, 2021	4,212	(1) (2)	$139.69	4,036	$35,006

Total	7,157			6,861

(1) On March 8, 2021, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021.
(2) Redeemed shares of Common Stock issuable in respect of vested restricted stock tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s 2006 Plan (as defined below).

Item 6.    [Reserved]

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

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide food-insecure individuals delivery of meals.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business, its in-home personal care business that consists of Simplura Health Group and Care Finders Total Care LLC, and its recent addition of the remote patient monitoring business through its acquisition of VRI Intermediate Holdings, LLC, ModivCare has united four complementary healthcare businesses that serve similar, highly vulnerable patient populations.

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
•increasing prevalence of chronic illnesses that require active and ongoing monitoring of health data which can be accomplished at a lower cost and result in better health outcomes through remote patient monitoring services;
•a movement towards value-based care versus fee-for-service and cost plus care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;
•increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement, including remote monitoring and similar internet-based health related services;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and

•MCO, Medicaid and Medicare plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

Since March 2020 and primarily as a result of the COVID-19 pandemic, we have observed a material reduction in trip volume in our NEMT segment as a result of state imposed public health orders, many of which reduced medical services to life-sustaining programs only (for example, dialysis and chemotherapy). This reduction in trip volume has had a negative financial impact on our transportation providers and may impact the availability of transportation providers in the future given the heightened sanitation requirements imposed on drivers and depressed volume.

Our Personal Care segment business has experienced and is expected to continue to experience a material reduction in volume of service hours and visits. Volume has been reduced as members put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and other caregivers working remotely or furloughed from their jobs. Cases have also been lost due to patient deaths, and new case referrals slowed as referral sources faced disruption from the various restrictions and public health orders. Our personal care service volumes are not expected to recover to pre-pandemic levels until the vaccination status of members in the markets where we provide services is at a higher rate where individuals feel comfortable receiving care and any current or future COVID-19 variants do not jeopardize the safety of vaccinated members. These depressed volumes will continue to result in lower than expected revenue, at least in the near term, in the Personal Care segment.

Our RPM segment has not experienced a direct material impact to operations or financial activity as a result of the COVID-19 pandemic. While this segment of the business has proven resilient given the increase in demand for remote healthcare services in a highly contagious infection environment, potential risks could arise that could have a material impact on the financial results of the segment. Specifically, given the strain on the healthcare professionals that serve the healthcare community, we could experience shortages in qualified medical professionals that support our remote care monitoring business.

Furthermore, the impact of the COVID-19 pandemic is continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could continue to change trends in the market.

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

Accrued Transportation Costs

Description. We generally pay our transportation providers for completed trips based on documentation submitted after services have been provided. The transportation service is initiated at the time a member submits a request for transportation services from our providers. At this time, we calculate an estimated transportation cost for each trip based on historical experience and contractual terms. This portion of the accrued transportation cost is based on requests for services we have received and the amount we expect to be billed by our transportation providers. All completed trips (both unbilled and billed) for which we have not yet issued payment reconcile to our total accrued transportation cost, however the critical accounting estimate that requires significant judgment is the portion of the accrual that is estimated at initiation of the member request.

Judgments and Uncertainties. The transportation cost accrual requires significant judgment as it is calculated using contractual rates and mileage estimates, as well as an estimated rate for unknown cancellations given that members may have requested transportation without yet notifying the Company of cancellation. Based upon historical trip experience and contractual terms, we estimate the amount of transportation cost incurred for invoices which have not yet been submitted. The estimates are routinely monitored and compared to actual invoiced costs. Actual cost could be greater or less than the amounts estimated due to facts and circumstances that differ from historical trends.

Sensitivity of Estimate to Change. The estimates for the transportation accrual are developed using assumptions based on the best information available to the Company at the time, but which are inherently uncertain and unpredictable and as a result, actual results may differ significantly from estimates. In determining our estimate each period, we use data around historical trip experience, current contractual rates, and mileage estimates and use a third party consultant to assist in development of the expected accrual. Our December 31, 2021 estimated portion of the accrued transportation costs was $3.5 million greater than our estimated portion in 2020 and $2.2 million less than our estimated portion in 2019. The decrease from 2019 to 2021 was a result of the overall decrease in trip volume during the COVID 19 pandemic. The assumptions used in the estimate inputs include estimated trip costs and estimated trip volume. If we were to assume that our estimate of future transportation costs was changed to the upper end or lower end of the range we developed in the course of formulating our estimate, the estimate for future transportation costs as of December 31, 2021 would range from $19.6 million to $23.9 million.

Business Combinations

Description. We account for our business combinations using the acquisition method of accounting which requires the Company to make significant estimates and assumptions at the date of acquisition as we allocate the value of the consideration assigned to the tangible assets and identifiable intangible assets acquired and liabilities assumed. Any excess purchase price paid over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. Additionally, the economic lives assigned to the identifiable intangible assets requires significant judgments from management.

Judgments and Uncertainties. When determining the fair value of the purchase price to be allocated to the assets acquired and liabilities assumed, valuation techniques such as the income, cost, or market approach are used and third-party valuation experts are often consulted to assist in the calculation of fair value. Measurement of the fair value of identifiable intangible assets is based on available historical information and expectations and assumptions about future performance. Critical assumptions that require estimates in valuing certain intangible assets include, but are not limited to, estimates and assumptions used in determining net future cash flows and the selection of respective discount rates.

Sensitivity of Estimate to Change. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and as a result, actual results may differ significantly from estimates.

On November 18, 2020, the Company acquired Simplura for $569.8 million. The significant intangible assets identified include the payor network and the trade name. The payor network was determined to have a fair value of $221.0 million and was calculated using the multi-period excess earnings method which includes assumptions on the customer attrition rate, revenue growth rates, and discount rate. The trade name was determined to have a fair value of $43.0 million and was calculated using the relief-from-royalty method which includes assumptions on the revenue projections, royalty rates, and discount rates. Management used a third-party valuation specialist to assist in the allocation of fair value and believes the estimates applied are based upon reasonable assumptions, but understands that estimates of significant assumptions could change resulting in potential impairment losses in the future.

On September 14, 2021, the Company acquired Care Finders for $344.8 million. The significant intangible asset identified was the payor network. The payor network was determined to have a fair value of $97.2 million and was calculated using the multi-period excess earnings method which includes assumptions on customer attrition rate, revenue growth rates, and discount rate. Management used a third-party valuation specialist to assist in the allocation of fair value and believes the estimates applied are based upon reasonable assumptions, but understands that estimates of significant assumptions could change resulting in potential impairment losses in the future.

On September 22, 2021, the Company acquired VRI for $317.5 million. The significant intangible asset identified was the payor network. The payor network was determined to have a fair value of $72.2 million and was calculated using the multi-period excess earnings method which includes assumptions on customer attrition rate, revenue growth rates, and discount rate. Management used a third-party valuation specialist to assist in the allocation of fair value and believes the estimates applied are based upon reasonable assumptions, but understands that estimates around significant assumptions could change resulting in potential impairment losses in the future.

Recoverability of Goodwill

Description. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, or more frequently if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. We perform our annual goodwill impairment test as of October 1. Goodwill is allocated across the Company's reporting units: NEMT, Simplura, Care Finders, and VRI. We first perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value. If the carrying value is determined to exceed the estimated fair value, the asset is considered impaired.

Judgments and Uncertainties. When performing a quantitative assessment to estimate the fair value of the Company's goodwill, the Company applies the discounted cash flow method which includes assumptions on the projected future cash flows, earnings, discount rates, working capital adjustments, long-term growth rates, and others.

Sensitivity of Estimate to Change. The use of different estimates or assumptions in determining the fair value of our goodwill may result in a different value recorded, which could result in an impairment charge that has the potential to have a material impact to the consolidated statement of operations. As of the date of our annual goodwill analysis, no goodwill impairment charges were recorded.

Income Taxes

Description. We account for income taxes under the asset and liability method. Under this method, we record income tax expense for the amount of taxes payable or refundable in the current period and deferred tax assets and liabilities to reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax reporting purposes. We determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We record a valuation allowance to reduce our deferred tax assets when we estimate that it is more likely than not that a portion of the deferred tax assets will not be realized, and we record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in our current tax returns.

Judgments and Uncertainties. Significant assumptions, judgments, and estimates are made by management when determining the income tax provision (benefit) for the current year, the amount of deferred tax assets and liabilities to be recorded, and the necessary valuation allowance to be recorded against the deferred tax asset. These judgements include interpretations of income tax regulations, estimates of future taxable income, tax-planning strategies, and the likelihood of recovery of deferred tax assets or that a tax position will be sustained upon audit.

We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in our current tax returns. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not the position will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. While the Company believes all of its tax positions are fully supportable, the ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

Sensitivity of Estimate to Change. If there are any changes in the underlying estimates and assumptions to calculate the current period income tax provision or deferred tax assets and liabilities, or if the settlement of tax issues from a current period audit results in a tax position that is no longer supported, the financial statements could be materially impacted. During the period ended December 31, 2021, the Company had recorded $0.6 million of unrecognized tax benefits, including interest and penalties, in other long-term liabilities.

Results of Operations

The following results of operations include the accounts of ModivCare and our subsidiaries for the years ended December 31, 2021 and 2020. The results of Care Finders Total Care and VRI Intermediate Holdings, LLC, have been included since the November 14, 2021 and November 22, 2021 acquisition dates, respectively. For our results of operations at December 31, 2019 see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

Revenues

Service revenue, net. Service revenue for our NEMT segment includes contracts predominately with state Medicaid agencies and MCOs for the coordination of their members’ non-emergency transportation needs. Most contracts are capitated, which means we are paid on a per-member, per-month basis for each eligible member. For most contracts, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve their clients.

Certain other contracts are structured as fee-for-service ("FFS") in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances and policy discounts in the case of third-party payors.

Service revenue for our Personal Care segment includes hours incurred by our in-home caregivers that are billed to our customers. Our customers consist of third-party payors including, but not limited to, MCOs, hospitals, Medicaid agencies and programs and other home health care providers who subcontract the services of our caregivers.

Service revenue for our RPM segment includes the sale of monitoring equipment to our third party distributors as well as hours incurred by our Clinical Team for providing monitoring services that are billed to our customers. Our customers consist of national and regional health plans, government-funded benefit programs, healthcare provider organizations, and individuals.

Grant Income

Grant income. For the year ended December 31, 2021, the Company received distributions of the CARES Act Provider Relief Fund targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic.

Operating Expenses

Service expense. Service Expense for our NEMT segment includes purchased transportation, operational payroll and other operational related costs. Purchased transportation includes the amounts we pay to third-party service providers and is typically dependent upon service volume. Operational payroll predominately includes our contact center operations, customer advocacy and transportation network team. Other operating expenses primarily include operational overhead costs, and operating facilities and related charges. Service expense for our Personal Care segment includes payroll and other operational related costs for our caregivers to provide in-home care. Service expense for our RPM segment primarily consists of salaries of employees in our contact centers, connectivity costs and occupancy costs.

General and administrative expense. General and administrative expense for all segments consists principally of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

Depreciation and amortization expense. Depreciation within this caption includes infrastructure items such as computer hardware and software, office equipment, monitoring and vitals equipment, buildings, and leasehold improvements.

Amortization expense is generated primarily from amortization of our intangible assets, including payor networks, trade names, developed technology, a non-compete agreement, an assembled workforce, and a New York LHCSA permit.

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest payments on the Company’s borrowings outstanding at December 31, 2021 under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment.

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

See Note 22, Discontinued Operations, in our accompanying consolidated financial statements for further information.

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

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our consolidated statements of operations for 2021 and 2020 (in thousands):

	Year ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Service revenue, net	$1,996,892	99.7%	$1,368,675	100.0%
Grant income	5,441	0.3%	—	—%

Operating expenses:
Service expense	1,584,298	79.1%	1,078,795	78.8%
General and administrative expense	271,266	13.5%	140,539	10.3%
Depreciation and amortization	56,998	2.9%	26,183	1.9%
Total operating expenses	1,912,562	95.5%	1,245,517	91.0%

Operating income	89,771	4.5%	123,158	9.0%

Non-operating expense:
Interest expense, net	49,081	2.5%	17,599	1.3%
Income from continuing operations before income taxes and equity method investment	40,690	2.0%	105,559	7.7%
Provision for income taxes	8,729	0.4%	22,356	1.6%
Equity in net (income) loss of investee, net of tax	38,250	1.9%	(6,411)	(0.5)%
Income (loss) from continuing operations	(6,289)	(0.3)%	89,614	6.5%
Loss from discontinued operations, net of tax	(296)	—%	(778)	(0.1)%
Net income (loss)	$(6,585)	(0.3)%	$88,836	6.5%

Service revenue, net. Consolidated service revenue, net, for 2021 increased $628.2 million, or 45.9%, compared to 2020. Service revenue, net, for our NEMT segment increased by $169.0 million, primarily due to higher trip volume when compared to 2020, as trip volume was depressed in the prior year due to the impact of COVID-19. Service revenue, net, further increased incrementally by $441.6 million for our Personal Care segment due to the inclusion of the entire year of operating results of Simplura as compared to the small portion of operating results recognized in 2020 due to the acquisition in November 2020, as well as the inclusion of the operating results of Care Finders acquired in September 2021. The acquisition of VRI contributed $17.6 million to the service revenue, net. See our results of operations, segments, for further discussion.

Grant income. Grant income for 2021 of $5.4 million is related to the receipt of payments from the COVID-19 Provider Relief Fund which was received for our Personal Care segment and is available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19, and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Expense	Amount	Percentage of Expense
Purchased services	$991,502	62.6%	$845,697	78.4%
Payroll and related costs	545,074	34.4%	188,107	17.4%
Other operating expenses	47,722	3.0%	44,991	4.2%
Total service expense	$1,584,298	100.0%	$1,078,795	100.0%

Service expense for 2021 increased $505.5 million, or 46.9%, compared to 2020 due to higher purchased services of $145.8 million related to an increase in transportation costs and associated payroll costs in our contact centers for our NEMT segment to support higher trip volumes in 2021. Payroll and related costs increased further by $357.0 million, primarily related to incremental costs of $344.9 million in the Personal Care segment due to the acquisitions of Simplura and Care Finders.

General and administrative expense. General and administrative expense for 2021 increased $130.7 million, or 93.0%, compared to 2020, related to an increase of $62.1 million in our NEMT segment, primarily related to transaction costs for the acquisitions of Care Finders and VRI, as well as value enhancement projects. The increase was further attributable to $62.8 million of incremental costs related to the addition of the Personal Care segment. See our results of operations, segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for 2021 increased $30.8 million, or 117.7%, compared to 2020 primarily as a result of intangible assets brought on under the WellRyde acquisition in the second quarter of 2021 and under the Care Finders and VRI acquisitions in the third quarter of 2021. Additionally, this figure includes depreciation and amortization for Simplura for the entire year as compared to the prior year when Simplura was acquired in the fourth quarter of 2020. See Note 3, Acquisitions.

Interest expense, net. Consolidated interest expense for 2021 increased $31.5 million, or 178.9%, compared to 2020. Interest expense increased as a result of the activity related to the $500.0 million Senior Notes due 2025 and the $500.0 million Senior Notes due 2029, that were issued on November 4, 2020 and August 24, 2021, respectively. We incurred $31.7 million and $9.1 million of interest expense related to the Senior Notes due 2025 and the Senior Notes due 2029 during the year ended December 31, 2021, respectively.

Equity in net income (loss) of investee, net of tax. Our equity in net income (loss) of investee for 2021 and 2020 represents our proportional share of the results of Matrix, of which we own 43.6%. See further discussion at the Matrix segment in our results of operations - segments section.

Provision for income taxes. Our effective tax rates from continuing operations for 2021 and 2020 were a provision of 21.5% and 21.2%, respectively. The 2021 effective tax rate was slightly higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses, offset by tax credits and stock-based compensation windfalls. For 2020, the effective tax rate was slightly higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses offset by the favorable impact of the CARES Act on the Company's 2018 U.S. net operating losses (NOLs).

Loss from discontinued operations, net of tax. Loss from discontinued operations includes the activity related to our former WD Services segment. See Note 22, Discontinued Operations, to our accompanying consolidated financial statements for additional information.

Year Ended December 31, 2020 compared to year ended December 31, 2019

For a comparison of our results of operations see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

Results of Operations - Segments

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

NEMT Segment

	December 31,
	2021		2020
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$1,483,696	100.0%	$1,314,705	100.0%

Service expense	1,186,185	79.9%	1,036,288	78.8%
General and administrative expense	195,332	13.2%	133,212	10.1%
Depreciation and amortization	29,058	2.0%	24,516	1.9%
Operating income	$73,121	4.9%	$120,689	9.2%

The non-emergency medical transportation (“NEMT”) segment, which operates under the brands ModivCare Solutions and Circulation, is the largest manager of NEMT programs for state governments and managed care organizations ("MCOs") in the U.S; and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal and certain strategic and development functions.

Service revenue, net. Service revenue, net, increased by $169.0 million and 12.9%, from 2020 to 2021. This increase is primarily attributable to $59.0 million of revenue related to higher membership and increased trip volume in addition to $110.0 million of revenue related to contracts from the NMT acquisition that took place in the second quarter of 2020. Trip volume increased for the year ended December 31, 2021 when compared to 2020, as trip volume was depressed in the prior year due to the impact of COVID-19. While a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes, we have certain contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced positive impacts to revenue due to higher trip volumes.

Service expense. Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $149.9 million and 14.5% for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily related to higher purchased services of $145.8 million related to an increase in transportation costs and associated payroll costs in our contact centers due to higher trip volume in the current year.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $62.1 million and 46.6% for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of $26.3 million related to personnel expense, $21.4 million related to the acquisitions of WellRyde, Care Finders and VRI, $7.6 million in legal expense, and $2.5 million related to occupancy expense.

Depreciation and amortization expense. Depreciation and amortization expense increased by $4.5 million and 18.5% for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of a full year of amortization on the NMT intangibles in 2021, as compared to only five months of amortization in 2020, and the addition of acquired intangibles during 2021 related to the acquisition of WellRyde.

Personal Care Segment

	December 31,
	2021		2020
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$495,579	98.9%	$53,970	100.0%
Grant income	5,441	1.1%	—	—%

Service expense	392,508	78.3%	42,507	78.8%
General and administrative expense	70,163	14.0%	7,327	13.6%
Depreciation and amortization	23,759	4.7%	1,667	3.1%
Operating income	$14,590	2.9%	$2,469	4.6%

Our Personal Care segment was established in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. Our personal care segment’s services include placements of non-medical personal care assistants and home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. The year over year fluctuations are not comparable, as there was only two months of activity in 2020 and a full year in 2021.

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue being driven by hours worked by the personal care providers. Service revenue, net, from MCO contracts accounted for 60.3% of service revenue, net, for the year ended December 31, 2021, while U.S. State Medicaid program contracts accounted for 33.0% of service revenue, net for the year ended December 31, 2021. The remainder of the Personal Care segment revenue is derived from private pay and other contracts.

Grant Income. In the year ended December 31, 2021, the Company received distributions of the CARES Act Provider Relief Fund of approximately $5.4 million targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic.

Service expense. Service expense for our personal care segment primarily consists of salaries for the employees providing the personal care services and it typically trends with the number of hours worked. For the year ended December 31, 2021, service expense for the Personal Care segment includes $43.2 million related to the Care Finders acquisition, with the remainder related to Simplura.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense for the Personal Care segment includes $12.8 million related to the Care Finders acquisition, with the remainder being related to Simplura.

Depreciation and amortization expense. Depreciation and amortization expense consists primarily of amortization expense on the intangible assets brought on under the Simplura acquisition of $19.6 million for the year ended December 31, 2021 as compared to only a portion of the year in 2020.

RPM Segment

	December 31,
	2021
	Amount	% of Segment Revenue
Service revenue, net	$17,617	100.0%

Service expense	5,605	31.8%
General and administrative expense	5,771	32.8%
Depreciation and amortization	4,181	23.7%
Operating income	$2,060	11.7%

Our Remote Patient Monitoring segment was established in September 2021 with the acquisition of VRI. VRI is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, from MCO contracts accounted for 53.7% of service revenue, net, for the year ended December 31, 2021, while U.S. State Medicaid program contracts accounted for 28.4% of service revenue, net for the year ended December 31, 2021. The remainder of the RPM segment revenue is derived from private pay and other contracts.

Service expense. Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense consists primarily of amortization expense on the intangible assets brought on during the acquisition as well as depreciation on the fixed assets acquired.

Matrix Segment

	December 31,
	2021	2020
Equity in net income (loss) of investee, net of tax	$(38,250)	$6,411
Equity investment	$83,069	$137,466

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

Equity in net income (loss) of investee changed from income of $6.4 million for the year ended 2020 to a loss of $38.3 million for the year ended 2021. Revenue over this period decreased by $16.4 million, operating expenses increased by $21.7 million and a $111.4 million impairment was taken in 2021. The decrease in revenue is due to the decline in COVID-19 testing and screening in the Clinical Solutions business, which is offset by an increase in year over year volume by 122 thousand visits in the Clinical Care business. Operating expenses increased due to an increase in visits, investments in Clinical Solutions, Lab, and Clinical Trials, and consulting fees to move the IT platform to the cloud, re-engineer Clinical Care, and stand up Clinical Solutions infrastructure.

Matrix reported that its net loss for 2021 was negatively impacted by its Clinical Solutions business, which had a decrease in revenue due to a faster than expected vaccination rollout and winding down of COVID testing, which was offset by the launch of its clinical trials business in the third quarter of 2020. Additionally, Matrix reported increased revenue and income related to a clinical solutions product offering following the October 2020 acquisition of Biocerna LLC, a diagnostic company that, among other tests, provides rapid COVID-19 test kits.

Seasonality

Our NEMT segment's operating income and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Our Personal Care segment’s operating income and cash flows also normally fluctuate as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods.

Our RPM segment’s operating income and cash flows do not normally fluctuate as a result of seasonal variations in the business.

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, new revenue contract start-up costs and costs associated with our strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and borrowing capacity under our senior secured credit facilities entered into from time to time.

Cash flow from operating activities was $186.8 million in 2021. Our balance of cash, cash equivalents and restricted cash was $133.4 million and $183.4 million at December 31, 2021 and 2020, respectively. We had restricted cash of $0.3 million and $0.1 million at December 31, 2021 and 2020, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying consolidated statements of cash flows.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions and possible refinancing activity. We may also raise debt financing to fund future repurchases of our common stock and possible debt refinancing activity. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on terms acceptable to us at the time or at all.

2021 cash flows compared to 2020

Operating activities. Cash provided by operating activities was $186.8 million for 2021 compared to $348.4 million in 2020. The decrease of $161.6 million was primarily a result of a $95.4 million decrease in net income, primarily attributable to the loss in our Matrix investment of $38.3 million net of tax, along with a $56.8 million decrease in cash used for accounts payable and accrued expenses, and a $67.3 million decrease in cash related to accounts receivable, partially offset by an increase in cash of $31.0 million related to higher accrued transportation costs and an increase in cash of $27.6 million related to higher amortization expense.

Investing activities. Net cash used in investing activities was $685.6 million in 2021 compared to $635.0 million in 2020. The change in cash used in investing was driven by increased cash used for acquisitions of $41.4 million, primarily attributable to net cash outflows of $12.5 million related to the asset purchase of WellRyde in May 2021, $333.4 million related to the acquisition of Care Finders in September 2021, and $314.6 million related to the acquisition of VRI in September 2021, which were in excess of cash outflows for our acquisitions of Simplura and NMT that occurred in 2020.

Financing activities. Net cash provided by financing activities was $448.9 million in 2021 compared to net cash provided by financing activities of $408.3 million in 2020. The increase of $40.6 million in 2021 was primarily attributable to an increase of $88.8 million of cash that was not used for redemptions of preferred stock, partially offset by a decrease of $29.8 million of cash used in the repurchase of company common stock in 2021.

We also had increased borrowings on our Credit Facility throughout 2021 that allowed us the temporary liquidity needed during the year to execute our acquisitions and stock buyback program. As of December 31, 2021 we had no borrowings on our Credit Facility or our New Credit Facility.

2020 cash flows compared to 2019

For a comparison of our cash flows for the 2020 period to the 2019 period, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

 Obligations and commitments

Senior Unsecured Notes. On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Subsequently, on August 24, 2021, the Company issued an additional $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029”and, together with the Senior Notes due 2025, the “Notes”). The Senior Notes due 2025 and the Senior Notes due 2029 were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The proceeds from the Senior Notes due 2025 were used to fund a portion of the Company’s acquisition of Simplura and the proceeds from the Senior Notes due 2029 were used to fund a portion of the Company’s acquisition of VRI.

The Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing senior indebtedness, are effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the New Credit Facility, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The Company will pay interest on the Notes at their applicable annual rates until maturity. Interest on the Senior Notes due 2025 is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the Senior Notes due 2029 is payable semi-annually in arrears on April 1 and October 1 of each year, with the first interest payment date being April 1, 2022. Principal payments are not required until the maturity date on November 15, 2025 and October 1, 2029 when 100% of the outstanding principal will be required to be repaid on the Senior Notes due 2025 and the Senior Notes due 2029, respectively.

Credit Facility. At December 31, 2021, the Company was a party to the amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. Among the other amendments to the Credit Agreement since its execution in 2013, on May 6, 2020, the Company amended the Credit Agreement to, among other things, extend the then stated maturity date to August 1, 2021, expand the amount available under the related revolving credit facility (the “Credit Facility”) from $200.0 million to $225.0 million, and increased the sub-facility for letters of credit from $25.0 million to $40.0 million.

Subsequently, on October 16, 2020, the Company further amended the Credit Agreement to, among other things, permit the incurrence of additional debt to finance the acquisition of Simplura, permit borrowing under the Credit Facility to partially fund the Simplura Acquisition with limited conditions to such borrowing, increase the top interest rate margin that may have applied to loans thereunder, revise the permitted ratio of EBITDA to indebtedness, and extend the maturity date to August 2, 2023. See Note 3, Acquisitions, for further information on the Simplura acquisition. Thereafter, on September 13, 2021, the Company again amended the Credit Agreement to, among other things, permit the incurrence of additional debt to finance the acquisition of VRI and revise certain financial covenants to permit the consummation of the VRI acquisition. See Note 3, Acquisitions, for further information on the VRI acquisition.

Following the amendment associated with the VRI acquisition, interest on the outstanding principal amount of loans under the Credit Facility accrued, at the Company’s election, at a per annum rate equal to the greater of either LIBOR or 1.00%, plus an applicable margin, or the Base Rate as defined in the Credit Agreement plus an applicable margin. The applicable margin ranged from 2.25% to 3.50% in the case of LIBOR loans and 1.25% to 2.50% in the case of the Base Rate loans, in each case, based on the Company’s consolidated leverage ratio as defined in the Credit Agreement that governed the Credit Facility. The commitment fee and letter of credit fee ranged from 0.35% to 0.50% and 2.25% to 3.50%, respectively, in each case based on the Company’s consolidated leverage ratio as defined in the Credit Agreement that governed the Credit Facility.

As of December 31, 2021, the Company had no borrowings outstanding under the Credit Facility and it was in compliance with all covenants under the Credit Agreement as of December 31, 2021.

New Credit Facility. On February 3, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. There is an option to increase the amount of the New Credit Facility or obtain incremental term loans by an aggregate amount of up to $175.0 million, plus an unlimited amount so long as the pro forma secured net leverage ratio does not exceed 3.50:1.00, as described below. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. At closing of the New Credit Agreement, the Company had $22.8 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). The New Credit Facility replaces the Credit Facility under the Credit Agreement, which was terminated concurrently with the Company's entry into the New Credit Agreement.

Under the New Credit Facility the Company has an option to request an increase in the amount of the New Credit Facility or obtain incremental term loans from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $175.0 million, plus an unlimited amount so long as the pro forma secured net leverage ratio does not exceed 3.50:1.00, with either additional commitments from lenders under the New Credit Agreement at such time or new commitments from financial institutions approved by the Company and the administrative agent (which approval is not to be unreasonably withheld), so long as, at the time of any such increase, no default or event of default exists, the representations and warranties of the Company set forth in the New Credit Agreement are true and correct in all material respects and the Company is in pro forma compliance with the financial covenants in the New Credit Agreement. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the New Credit Facility.

The New Credit Facility matures on February 3, 2027. The Company may prepay the New Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of Term Benchmark loans or RFR loans, each as defined in the New Credit Agreement. The unutilized portion of the commitments under the New Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the New Credit Agreement, in each case, plus an applicable margin. The applicable margin ranges from 1.75% to 3.50% in the case of Term Benchmark loans or RFR loans, each as defined in the Credit Agreement, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, in each case, based on the Company’s total net leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans, on the last day of the relevant interest period in the case of Term Benchmark loan, and monthly in arrears in the case of RFR loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee ranges from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s total net leverage ratio.

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including total net leverage and interest coverage covenants.

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40 million.

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

Cash dividends on the Series A Convertible Preferred Stock were payable quarterly in arrears to the Preferred Shareholders on January 1, April 1, July 1 and October 1 of each year, and, if declared, began to accrue on the first day of the applicable dividend period. The Company had the option to pay dividends in kind, but never exercised such option while the shares of Series A Convertible Preferred Stock were outstanding. Convertible preferred stock dividends earned by the Coliseum Stockholders during the year ended December 31, 2020 were $2.0 million, including accrued dividends paid pursuant to the Conversion Agreement. For the year ended December 31, 2021, no convertible preferred stock dividends were issued.

Insurance Programs

With respect to the Company’s historical wholly-owned captive insurance company subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, the operations with respect to which have been discontinued since 2017, the Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred. As of December 31, 2021 and 2020, the Company had reserves of $8.3 million and $6.3 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2021 and 2020 of $22.3 million and $15.1 million, respectively, is classified as other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2021 and 2020 was $14.0 million and $8.8 million, respectively, and is classified as other long-term assets in the consolidated balance sheets. The increase in these amounts from 2020 to 2021 is largely attributable to the coverage of the Simplura business under our insurance programs.

Further, we had restricted cash of $0.3 million and $0.1 million at December 31, 2021 and December 31, 2020, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $133.1 million and accounts receivable and other receivables of $237.9 million. Liquid liabilities totaled $638.7 million at year end as detailed in the table below. Other sources of liquidity include our New Credit Facility of $325.0 million.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations of $186.8 million, debt financing, and our New Credit Facility of $325.0 million. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part II, Item 8 of this report.

The Company has cash requirements of $638.7 million due in one year or less in addition to $1,398.9 million due in more than one year as of December 31, 2021. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of December 31, 2021 (in thousands):

	At December 31, 2021
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes (1)	$1,000,000	$—	$1,000,000
Interest (1)	306,681	54,375	252,306
Guarantees (2)	47,066	37,187	9,879
Operating leases (3)	53,376	11,256	42,120
Letters of credit (2)	22,779	22,779	—
Contracts payable (4)	281,586	281,586	—
Transportation costs (5)	103,294	103,294	—
Other current cash obligations (6)	128,253	128,253	—
Deferred tax liabilities (7)	94,611	—	94,611
Total	$2,037,646	$638,730	$1,398,916

(1)See Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments are typically paid semi-annually in arrears and have been calculated at the rates fixed as of December 31, 2021.
(2)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our Credit Facility and reduced our availability under the related Credit Agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(3)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 18 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our operating leases.
(4)See Note 5 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our contracts payable.
(5)See Note 1 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our accrued transportation cost.
(6)These include other current liabilities reflected in our Consolidated Balance Sheets as of December 31, 2021, including accounts payable and accrued expenses as detailed at Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.
(7)See Note 19 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our deferred tax liabilities.

Our primary sources of funding include operating cash flows and access to capital markets. There are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Stock repurchase programs

On August 6, 2019, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $100.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2019, at which time it expired. A total of 105,421 shares were repurchased under this program for approximately $6.0 million, during the year ended December 31, 2019.

On March 11, 2020, the Board of Directors authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2020. A total of 195,677 shares were repurchased under this program for approximately $10.2 million during the year ended December 31, 2020.

On March 8, 2021, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. A total of 276,268 shares were repurchased under the program for $40.0 million during the year ended December 31, 2021.

Off-balance sheet arrangements

As of December 31, 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding under our Credit Facility at December 31, 2021.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ModivCare Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Mercury Parent, LLC (a 43.6 percent owned investee company). The Company’s investment in Mercury Parent, LLC was $83.1, and $137.5 million as of December 31, 2021 and 2020, respectively, and its equity in earnings (loss) of Mercury Parent, LLC was $(53.1), $8.9, and $(29.7) million for the years 2021, 2020, and 2019, respectively. The financial statements of Mercury Parent, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC, is based solely on the report of the other auditors.

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

Evaluation of accrued transportation costs

As discussed in Note 2 to the consolidated financial statements, the Company estimates an accrual for transportation costs that have been incurred but not invoiced by the transportation providers. This accrual is included within accrued transportation costs of $103.3 million as of December 31, 2021.

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

Fair value of payor network acquired in a business combination

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired Care Finders Total Care LLC (Care Finders) and VRI Intermediate Holdings, LLC (VRI) in 2021 for consideration of $344.8 million and $317.5 million, respectively. The Company preliminarily recognized $97.2 million and $72.2 million as the fair value of the acquired payor network intangible assets of Care Finders and VRI, respectively, utilizing the multi-period excess earnings method, a form of the income approach.

We identified the evaluation of the fair value of the payor network intangible assets in the Care Finders and VRI acquisitions as a critical audit matter. The evaluation of the estimated fair value of the payor networks required a high level of auditor judgment. Specifically, assessing the revenue growth rate, attrition rate, and discount rate assumptions required challenging auditor judgment as minor changes to those assumptions could have had a significant effect on the Company’s estimates of fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including controls related to the revenue growth rate, attrition rate, and discount rate assumptions used to determine the estimated fair value of the payor network intangible assets. We evaluated the forecasted revenue growth rates by comparing them to forecasted growth rates in industry reports and peer companies’ analyst reports, along with historical results of Care Finders and VRI. We assessed the attrition rates and the discount rates by comparing them to industry data and the projected internal rate of return for the transactions, respectively. In addition, we involved valuation professionals with specialized skill and knowledge, who evaluated the discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc:

Opinion on Internal Control Over Financial Reporting
We have audited ModivCare Inc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses described below related to the Company’s Simplura Health Group subsidiary have been identified and included in management’s assessment:

The Company did not (i) effectively structure reporting lines, appropriate authorities, and responsibilities, or (ii) establish mechanisms to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting.

As a consequence, within Simplura Health Group, the Company did not effectively design, implement and operate process-level control activities related to its revenue processes (including service revenue and accounts receivable) and payroll processes (including payroll expenses recorded within service expense and general and administrative expense, and accrued payroll recorded within accrued expenses and other current liabilities). Also, as a consequence, the Company did not establish effective general information technology controls (GITCs), specifically program change controls and access controls, that support the consistent operation of certain of the Company’s information technology (IT) systems. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective because they also could have been adversely impacted.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Care Finders Total Care LLC and VRI Intermediate Holdings, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Care Finders Total Care LLC and VRI Intermediate Holdings, LLC’s internal control over financial reporting associated with total assets of $57.7 million (excluding intangibles and goodwill brought on through the transaction) and total revenues of $74.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Care Finders Total Care LLC and VRI Intermediate Holdings, LLC.

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

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2022

ModivCare Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$133,139	$183,281
Accounts receivable, net of allowance of $2,296 and $2,403, respectively	233,121	197,943
Other receivables	4,740	5,586
Prepaid expenses and other current assets	38,551	32,643
Restricted cash	283	75
Total current assets	409,834	419,528
Property and equipment, net	53,549	27,544
Goodwill	924,787	444,927
Payor network, net	425,516	292,762
Other intangible assets, net	64,697	52,890
Equity investment	83,069	137,466
Operating lease right-of-use assets	43,750	30,928
Other assets	22,223	19,868
Total assets	$2,027,425	$1,425,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,690	$8,464
Accrued contract payables	281,586	101,705
Accrued transportation costs	103,294	79,674
Accrued expenses and other current liabilities	119,563	116,620
Current portion of operating lease liabilities	9,873	8,277
Deferred revenue	4,228	2,923
Total current liabilities	527,234	317,663
Long-term debt, net of deferred financing costs of $24,775 and $14,020, respectively	975,225	485,980
Deferred tax liabilities	94,611	92,195
Long-term contract payables	—	72,183
Operating lease liabilities, less current portion	34,524	23,437
Other long-term liabilities	22,564	22,844
Total liabilities	1,654,158	1,014,302
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,589,422 and 19,570,598, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	430,449	421,318
Retained earnings	211,829	218,414
Treasury shares, at cost, 5,568,983 and 5,287,283 shares, respectively	(269,031)	(228,141)
Total stockholders’ equity	373,267	411,611
Total liabilities and stockholders’ equity	$2,027,425	$1,425,913

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2021	2020	2019

Service revenue, net	$1,996,892	$1,368,675	$1,509,944
Grant income (Note 2)	5,441	—	—

Operating expenses:
Service expense	1,584,298	1,078,795	1,401,152
General and administrative expense	271,266	140,539	67,244
Depreciation and amortization	56,998	26,183	16,816
Total operating expenses	1,912,562	1,245,517	1,485,212

Operating income	89,771	123,158	24,732

Other expenses (income):
Interest expense, net	49,081	17,599	850
Other income	—	—	(277)
Income from continuing operations before income taxes and equity method investment	40,690	105,559	24,159
Provision for income taxes	8,729	22,356	6,861
Equity in net (income) loss of investee, net of tax	38,250	(6,411)	22,251
Income (loss) from continuing operations, net of tax	(6,289)	89,614	(4,953)
Income (loss) from discontinued operations, net of tax	(296)	(778)	5,919
Net income (loss)	$(6,585)	$88,836	$966

Net income (loss) available to common stockholders (Note 17)	$(6,585)	$32,471	$(3,437)

Basic earnings (loss) per common share:
Continuing operations	$(0.45)	$2.45	$(0.72)
Discontinued operations	(0.02)	(0.06)	0.46
Basic earnings (loss) per common share	$(0.47)	$2.39	$(0.26)

Diluted earnings (loss) per common share:
Continuing operations	$(0.45)	$2.43	$(0.72)
Discontinued operations	(0.02)	(0.06)	0.46
Diluted earnings (loss) per common share	$(0.47)	$2.37	$(0.26)

Weighted-average number of common shares outstanding:
Basic	14,054,060	13,567,323	12,958,713
Diluted	14,054,060	13,683,308	12,958,713

See accompanying notes to the consolidated financial statements

ModivCare Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(6,585)	$88,836	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,747	9,488	10,582
Amortization	44,251	16,694	6,234
Provision for doubtful accounts	(2,296)	(3,530)	4,078
Stock-based compensation	5,904	3,930	5,414
Deferred income taxes	(17,691)	11,919	71
Amortization of deferred financing costs and debt discount	2,730	921	293
Equity in net (income) loss of investee	53,092	(8,860)	29,685
Reduction of right-of-use assets	11,330	9,238	10,133
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(11,453)	55,885	(29,928)
Prepaid expenses and other assets	(7,587)	(12,609)	(9,502)
Income tax refunds on sale of business	—	(10,273)	30,822
Insurance programs	5,426	2,056	809
Accrued contract payables	107,698	158,182	5,950
Accounts payable and accrued expenses	(23,460)	33,328	(10,094)
Accrued transportation costs	23,620	(7,389)	2,175
Deferred revenue	1,239	(176)	(1,298)
Other long-term liabilities	(12,125)	795	4,550
Net cash provided by operating activities	186,840	348,435	60,940
Investing activities
Purchase of property and equipment	(21,316)	(12,150)	(10,858)
Acquisitions, net of cash acquired	(664,309)	(622,862)	—
Net cash used in investing activities	(685,625)	(635,012)	(10,858)
Financing activities
Proceeds from debt	625,000	737,000	12,000
Repayment of debt	(125,000)	(237,000)	(12,000)
Repurchase of common stock, for treasury	(39,994)	(10,186)	(6,797)
Payment of debt issuance costs	(13,486)	(15,633)	—
Proceeds from common stock issued pursuant to stock option exercise	3,227	25,413	11,142
Restricted stock surrendered for employee tax payment	(896)	(267)	—
Preferred stock redemption payment	—	(88,771)	—
Preferred stock dividends	—	(1,987)	(4,403)
Other financing activities	—	(309)	(718)
Net cash provided by (used in) financing activities	448,851	408,260	(776)
Net change in cash, cash equivalents and restricted cash	(49,934)	121,683	49,306
Cash, cash equivalents and restricted cash at beginning of period	183,356	61,673	12,367
Cash, cash equivalents and restricted cash at end of period	$133,422	$183,356	$61,673

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
Supplemental cash flow information	2021	2020	2019

Cash paid for interest	$32,178	$2,192	$1,261
Cash paid (received) for income taxes	$13,021	$21,766	$(30,037)
Assets acquired under operating leases	$24,152	$19,992	$6,787
Acquisitions:
Purchase price	$678,655	$644,044	$—
Less:
Cash acquired	(14,346)	(21,182)	—
Acquisitions, net of cash acquired	$664,309	$622,862	$—

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2018	17,784,769	$18	$334,744	$187,127	4,970,093	$(210,891)	$310,998
Net income attributable to ModivCare	—	—	—	966	—	—	966
Stock-based compensation	—	—	5,260	—	—	—	5,260
Deferred stock units (DSUs)	4,803	—	156	—	—	—	156
Exercise of employee stock options	219,054	—	10,986	—	—	—	10,986
Restricted stock issued	55,530	—	(43)	—	13,268	(809)	(852)
Shares issued for bonus settlement and director stipends	2,542	—	154	—	—	—	154
Stock repurchase plan	—	—	—	—	105,421	(5,988)	(5,988)
Conversion of convertible preferred stock to common stock	7,065	—	272	43	—	—	315
Convertible preferred stock dividends	—	—	—	(4,403)	—	—	(4,403)
Balance at December 31, 2019	18,073,763	18	351,529	183,733	5,088,782	(217,688)	317,592
Net income attributable to ModivCare	—	—	—	88,836	—	—	88,836
Stock-based compensation	—	—	3,776	—	—	—	3,776
Exercise of employee stock options	372,478	1	25,413	—	—	—	25,414
Restricted stock issued	108,907	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	2,824	(267)	(267)
Shares issued for bonus settlement and director stipends	7,044	—	154	—	—	—	154
Stock repurchase plan	—	—	—	—	195,677	(10,186)	(10,186)
Conversion of convertible preferred stock to common stock	82,839	—	3,191	(5,995)	—	—	(2,804)
Conversion of convertible preferred stock pursuant to Conversion Agreement	925,567	1	37,255	(46,172)	—	—	(8,916)
Convertible preferred stock dividends	—	—	—	(1,988)	—	—	(1,988)
Balance at December 31, 2020	19,570,598	20	421,318	218,414	5,287,283	(228,141)	411,611
Net loss attributable to ModivCare	—	—	—	(6,585)	—	—	(6,585)
Stock-based compensation	—	—	5,663	—	—	—	5,663
Exercise of employee stock options	51,798	—	3,227	—	—	—	3,227
Restricted stock forfeited	(34,472)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,432	(896)	(896)
Shares issued for bonus settlement and director stipends	1,498	—	241	—	—	—	241
Stock repurchase plan	—	—	—	—	276,268	(39,994)	(39,994)
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267

 See accompanying notes to the consolidated financial statements

ModivCare Inc.
Notes to the Consolidated Financial Statements
December 31, 2021

1. Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, enable greater access to care, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide food-insecure individuals delivery of meals.

ModivCare’s solutions help health plans manage risks, close care gaps, reduce costs, and connect members to care. Through the combination of its historical NEMT business, its in-home personal care business that consists of Simplura Health Group and Care Finders Total Care LLC, and its recent addition of the remote patient monitoring business through its acquisition of VRI Intermediate Holdings, LLC, ModivCare has united four complementary healthcare businesses that serve similar, highly vulnerable patient populations.

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

On May 6, 2021, ModivCare acquired the WellRyde software from nuVizz, Inc., or nuVizz, a Georgia corporation and technology provider of Advanced Transportation Management Systems software enabling routing, automated trip assignments and real-time network monitoring.

On September 14, 2021, ModivCare acquired Care Finders Total Care LLC, or Care Finders, a personal care provider in the Northeast, with a scaled presence in New Jersey, Pennsylvania, and Connecticut, as an addition to the Personal Care segment.

On September 22, 2021, ModivCare acquired VRI Intermediate Holdings, LLC, or VRI, a provider of remote patient monitoring and data-driven patient engagement solutions.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic and the measures enacted by state and government officials to contain COVID-19 or slow its spread have had an ongoing adverse impact on the Company’s business, as well as its patients, communities, and employees. With ongoing uncertainties around the duration and magnitude of the pandemic, especially when considering current mutations of COVID-19, including the Delta and Omicron variants, which may increase reported rates of COVID-19 cases and may give rise to future mutations that are more resistant to the two Federal Drug Administration ("FDA") approved vaccines, the ultimate impact to the business remains uncertain. Accordingly, the COVID-19 pandemic could continue to have an adverse impact on the Company's financial statements with potential for (i) labor shortages or other disruptions that impact our ability to provide services, and (ii) decreased member comfort leaving the house to obtain transportation for non-emergency medical purposes; among other things. Despite ongoing uncertainties, the Company’s priorities throughout the COVID-19 pandemic remain intact with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and supporting the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the CARES Act. Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF").

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

Accounting Estimates

The Company uses estimates and assumptions in the preparation of the consolidated financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Company’s consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. The Company’s actual financial results could differ significantly from these estimates. The significant estimates underlying the Company’s consolidated financial statements include revenue recognition; allowance for doubtful accounts; accrued transportation costs; income taxes; recoverability of current and long-lived assets, including equity method investments; intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangibles and contingent consideration; and loss reserves for reinsurance and self-funded insurance programs.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable amounts at the contractual amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected due to credit risk. In order to establish the amount of the allowance related to the credit risk of accounts receivable, the Company considers information related to receivables that are past due, past loss experience, current and forecasted economic conditions, and other relevant factors. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect.

The Company’s bad debt expense from continuing operations for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $0.6 million and $3.2 million, respectively.

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

Recoverability of Intangible Assets Subject to Amortization and Other Long-Lived Assets

Intangible assets subject to amortization and other long-lived assets are carried at cost and are amortized or depreciated on a straight-line basis over their estimated useful lives of 2 to 15 years. In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, the Company assesses the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, the Company estimates the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, the Company records an impairment loss equal to the excess of the carrying value over the estimated fair value.

Accrued Transportation Costs

The Company generally contracts with third-party providers to provide transportation. The cost of transportation is recorded in the month the services are rendered, based upon contractual rates and mileage estimates. Transportation providers provide invoices once the trip is completed. Any trips that have not been invoiced require an accrual, based upon the expected cost as well as an estimate for cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $103.3 million and $79.7 million at December 31, 2021 and 2020, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes costs incurred in connection with its credit facilities and other borrowings, referred to as deferred financing costs, and amortizes such costs over the life of the respective credit facility or other borrowings. Costs associated with the revolving facility are capitalized as deferred financing costs and included in "Prepaid expenses and other current assets" on the consolidated balance sheets. Costs associated with term loans are capitalized and included as a reduction to the debt balance on the consolidated balance sheets. Deferred financing costs for the revolving loan, net of amortization, totaled $1.4 million and $1.5 million as of December 31, 2021 and 2020, respectively. Debt discounts for the $500.0 million senior unsecured notes due 2025 of $11.6 million and $14.0 million are netted against the carrying balance of the long-term debt on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. Debt discounts for the $500.0 million senior unsecured notes due 2029 of $13.1 million are netted against the carrying balance of the long-term debt on the consolidated balance sheet as of December 31, 2021.

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

The Company holds different contract types under its different segments of business. In the NEMT segment, there are both capitated contracts, under which payors pay a fixed amount monthly per eligible member, and fee-for-service ("FFS"), under which the Company bills and collects a specified amount for each service that is provided. Personal Care contracts are also FFS, and service revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered. RPM service revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month, based on enrolled membership. See further information in Note 5, Revenue Recognition.

Grant Income

The Company received distributions from the CARES Act PRF of approximately $5.4 million during the year ended December 31, 2021, targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying condensed consolidated statements of operations. HHS guidance related to PRF grant funds is still evolving and subject to change. The Company is continuing to monitor the reporting requirements as they evolve.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $12.3 million related to the deferral of employer payroll taxes as of December 31, 2021, which is recorded in accrued expenses on our consolidated balance sheet. The Company deferred payment of approximately $20.8 million related to the deferral of employer payroll taxes as of December 31, 2020, of which $10.4 million is included in accrued expenses and $10.4 million is included as other long-term liabilities on our consolidated balance sheet.

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

•The Company also is authorized under its Incentive Plan to issue performance-based RSUs. Such awards, when issued, vest upon achievement of pre-established company specific performance conditions and a service period. The fair value of the performance-based RSU awards is determined based on the closing market price of the Company’s Common Stock on the grant date and an assessment of the probability the performance targets will be achieved. The expense for such awards would be recognized over the requisite service period.
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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted. See Note 19, Income Taxes, for a discussion of the impact on the Company from these acts.

Loss Reserves for Certain Reinsurance Programs

The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under certain reinsurance programs. The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to these reinsurance policies, including the estimated losses in excess of insured limits, which would be reimbursed to the Company to the extent such losses were incurred.  As of December 31, 2021 and 2020, the Company had reserves of $8.3 million and $6.3 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2021 and 2020 of $22.3 million and $15.1 million, respectively, is classified as other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2021 and 2020 was $14.0 million and $8.8 million, respectively, and is classified as other long-term assets in the consolidated balance sheets. The increase in these amounts from 2020 to 2021 is largely attributable to the coverage of the Simplura business under our insurance programs.

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

Self-Funded Insurance Programs

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $0.3 million per person, subject to an aggregating stop-loss limit of $0.4 million. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2021 and 2020, the Company had $1.9 million and $2.0 million, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “accrued expenses and other current liabilities” in the consolidated balance sheets.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. Discontinued operations currently consists of minimal activity related to our former WD services segment, disposed of in 2018, as well as our Human Services segment, disposed of in 2015. See Note 22, Discontinued Operations, for a summary of discontinued operations related to prior years.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by taking net income (loss) attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings per share, see Note 17, Earnings Per Share.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2021:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU removes certain exceptions to the general principles in ASC 740, Income Taxes ("ASC 740"), and also clarifies and amends existing guidance to reduce complexity in accounting for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. There was no material impact to the financial statements from the adoption of this ASU.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") which addresses the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The update limits the accounting models for convertible instruments resulting in fewer embedded conversion features being separately recognized from the host contract. Specifically, ASU 2020-06 removes from GAAP the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein, however as this ASU permits early adoption, we have adopted it for the fiscal year ended Decembers 31, 2021. This guidance did not have an impact on the consolidated financial statements or disclosures nor is it expected to have a material impact in the future.

Recent accounting pronouncements that the Company has yet to adopt are as follows:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for public business entities for fiscal years beginning on or after November 1, 2023, including interim periods therein. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations.
3. Acquisitions
Business Combinations

Simplura Health Group

On November 18, 2020 the Company acquired OEP AM, Inc. (together with its subsidiaries doing business as “Simplura Health Group”). OEP AM, Inc. was a nonpublic entity that specializes in home care services offering placements of personal care assistants, home health aides, and skilled nurses for senior citizens, disabled adults and other high-needs patients. Simplura Health Group operates from its headquarters in Valley Stream, New York, with 57 agency branches across seven states, including in several of the nation’s largest home care markets. The acquisition of Simplura adds a strategic pillar in our mission to address the SDoH by introducing a business in non-medical personal care—a large, rapidly growing sector of healthcare that compliments the NEMT segment.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations where a wholly-owned subsidiary of ModivCare Inc. acquired 100% of the voting stock of OEP AM Inc. for $548.6 million (a purchase price of $569.8 million less $21.2 million of cash that was acquired).

The following table summarizes information from the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of November 18, 2020 (in thousands):

Cash	$21,182
Accounts receivable (1)	65,297
Prepaid expenses and other (2)	10,975
Property and equipment (3)	1,640
Intangible assets (4)	264,770
Operating right of use asset (5)	10,285
Goodwill (6)	320,383
Other assets (7)	628
Accounts payable and accrued liabilities (7)	(46,073)
Accrued expense (7)	(2,564)
Deferred revenue (7)	(2,871)
Deferred acquisition payments (8)	(4,046)
Deferred acquisition note payable (7)	(1,050)
Operating lease liabilities (5)	(10,285)
Deferred tax liabilities (9)	(58,452)
Total of assets acquired less liabilities assumed	$569,819

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances.

(1)     Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. Through this valuation, it was determined that $4.6 million of the initial accounts receivable was uncollectible, and therefore, the initial balance of $69.9 million was decreased to $65.3 million.
(2)     Given the short-term nature of the balance of prepaid expenses, the carrying value represents the fair value.
(3)     The acquired property and equipment consists primarily of leasehold improvements, furniture and fixtures, and vehicles. The fair value of the property and equipment was determined based upon the best and highest use of the property with final values determined using cost and comparable sales methods.
(4)     The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	15 years	$221,000
Trademarks and trade names	Amortizable	3 years	43,000
Licenses	Not Amortizable	Indefinite	770
			$264,770

The Company valued trademarks and trade names utilizing the relief of royalty method and payor network utilizing the multi-period excess earnings method, a form of the income approach. The useful life of the trademarks and trade names intangible was decreased from 10 years to 3 years as of December 31, 2021 due to strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders, as discussed below. This is a prospective change to amortization expense.

(5)     The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) were recorded at $11.7 million based on market rates available to the Company during our preliminary purchase price allocation. This assessment has since been updated through the implementation of ASC 842 as of September 30, 2021, and the related balances have been updated to $10.3 million.
(6)     The acquisition preliminarily resulted in $309.7 million of goodwill as a result of expected synergies due to value-based care and solutions being provided to similar patient populations that partner with many of the same payor groups. In the second quarter of 2021, a closing cash adjustment of $3.5 million was paid to OEP AM, in the third quarter of 2021 other assets acquired were adjusted down by $3.9 million and in the fourth quarter of 2021, accounts receivable was adjusted down by $4.6 million due to certain receivables deemed uncollectible which caused a corresponding increase to goodwill of $3.3 million, net of tax impacts. These changes increased the goodwill related to this transaction to $320.4 million. None of the acquired goodwill is deductible for tax purposes.
(7)     Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the acquisition date.
(8)     Deferred acquisition payments are associated with historical acquisitions by Simplura.
(9)     Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 19, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Care Finders Total Care, LLC

On September 14, 2021, the Company acquired Care Finders which is a personal care provider in the Northeast, with operations in New Jersey, Pennsylvania, and Connecticut. The acquisition of Care Finders broadens access to in-home personal care solutions for patients and supports the Company's strategy to expand on its personal care platform.

The equity transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100% of the equity securities of Care Finders for $333.4 million (a preliminary purchase price of $344.8 million less $11.4 million of cash that was acquired).

The following is a preliminary estimate, based on certain preliminary items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 14, 2021 (in thousands):

Cash	$11,424
Accounts receivable (1)	14,708
Prepaid expenses and other (2)	2,625
Property and equipment (3)	2,527
Inventories (4)	231
Operating right of use asset (5)	1,939
Intangibles (6)	100,750
Goodwill (7)	232,161
Other assets (8)	226
Accounts payable (9)	(2,487)
Accrued expenses and other accrued liabilities (9)	(14,344)
Operating lease liability (5)	(1,939)
Deferred tax liabilities (10)	(2,618)
Other liabilities (9)	(378)
Total of assets acquired less liabilities assumed	$344,825

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
(2)     Given the short-term nature of the balance of prepaid expenses, the carrying value represents the fair value.
(3)     The acquired property and equipment consists primarily of capitalized software, computer equipment, and automobiles.
(4)     Inventories are stated at fair value as of the acquisition date.
(5)     The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) were recorded at $1.9 million based on market rates available to the Company during our preliminary purchase price allocation.

(6)     The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$97,200
Trade name	Amortizable	3 years	1,950
Non-compete agreement	Amortizable	5 years	1,600
			$100,750

The Company valued payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and non-compete agreements utilizing the with/without method.

(7)     The acquisition preliminarily resulted in $232.2 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets, an increase in market share, and a growing demographic that will need home care solutions. All of the acquired goodwill is deductible for tax purposes. Goodwill allocation to reporting units is not completed as of the date of the financial statements.
(8)     Included in other assets are security deposits with a value of $0.2 million.
(9)     Accounts payable as well as certain other current and non-current liabilities are stated at fair value as of the acquisition date.
(10)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 19, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Since the date of the acquisition, Care Finders revenue of $56.5 million and a net loss of $2.8 million are included in the Company's consolidated results of operations.

VRI Intermediate Holdings, LLC

On September 22, 2021, the Company acquired VRI, a provider of remote patient monitoring solutions that manages a comprehensive suite of services including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. The acquisition of VRI accelerates the Company's strategy to build a holistic suite of supportive care solutions that address SDoH, introduces new technology-enabled in-home solutions that deepen the Company's engagement with payors and patients, and adds a strategic pillar and operating team to advance the Company's broader technology and data strategy.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of ModivCare Inc. acquired 100% of the equity securities of VRI for $314.6 million (a preliminary purchase price of $317.5 million less $2.9 million of cash that was acquired).

The following is a preliminary estimate, based on certain preliminary items noted in the table below, of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 22, 2021 (in thousands):

Cash	$2,922
Accounts receivable (1)	6,800
Inventory (2)	1,684
Prepaid expenses and other (3)	805
Property and equipment (4)	14,908
Intangible assets (5)	75,590
Goodwill (6)	236,738
Accounts payable and accrued liabilities (7)	(1,884)
Accrued expense (7)	(2,487)
Deferred revenue (7)	(67)
Deferred tax liabilities (8)	(17,491)
Total of assets acquired less liabilities assumed	$317,518

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
(3)     Given the short-term nature of the balance of prepaid expenses, the carrying value represents the fair value.
(4)     The acquired property and equipment consists primarily of personal emergency response system devices, computer equipment, buildings, and equipment. Management notes the carrying value of buildings, land, leasehold improvements, and building improvements represent the fair value. The Company valued remaining property, plant, and equipment utilizing the cost approach.
(5)    The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$72,150
Trade name	Amortizable	3 years	890
Developed technology	Amortizable	3 years	2,550
			$75,590

The Company valued payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and developed technology utilizing the cost approach.

(6)     The acquisition preliminarily resulted in $236.7 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. The amount of goodwill deductible for tax purposes has yet to be determined. Goodwill allocation to reporting units is not completed as of the date of the financial statements.
(7)     Accounts payable as well as certain other current and non-current liabilities are stated at fair value as of the acquisition date.
(8)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 19, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the acquisition.

Since the date of the acquisition, VRI revenue of $17.6 million and net income of $2.0 million are included in the Company's consolidated results of operations.

Pro Forma Financial Information (unaudited)

Assuming Simplura had been acquired as of January 1, 2019, and Care Finders and VRI had been acquired as of January 1, 2020, and the results of each had been included in operations beginning on January 1, 2020, the following table provides estimated unaudited pro forma results of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	Year Ended December 31,
	2021	2020	2019
Pro forma:
Revenue	$2,181,943	$1,989,519	$1,977,156
Income (loss) from continuing operations, net	(23,280)	(21,255)	(16,946)
Diluted earnings (loss) per share	$(1.66)	$(1.57)	$(1.65)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental pro forma earnings were adjusted to exclude the impact of historical interest expense of Care Finders and VRI of $3.7 million and

$3.2 million, respectively, for 2021, Simplura, Care Finders and VRI of $23.5 million, $4.8 million and $4.9 million, respectively, for 2020, and Simplura of $28.0 million for 2019, respectively.

Acquisition-related costs of approximately $6.6 million and $4.7 million for Care Finders and VRI, respectively, were expensed as incurred, recorded in selling, general and administrative expenses during the year ended December 31, 2021, and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs consisted of professional fees for advisory, consulting and underwriting services as well as other incremental costs directly related to the acquisitions.

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

Restricted cash acquired was related to a security reserve for a contract and is presented in other current assets in our consolidated balance sheets as of December 31, 2021 and 2020. No liabilities were assumed.

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor network	Amortizable	6 years	$75,514
Trade names and trademarks	Amortizable	3 years	2,151
			$77,665

WellRyde

On May 6, 2021, the Company entered into an asset purchase agreement with nuVizz to purchase the software, WellRyde. Pursuant to the purchase agreement, the WellRyde software was acquired for total consideration of $12.0 million in cash, subject to certain adjustments.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The Company incurred transaction costs for the acquisition of $0.5 million during the period ended December 31, 2021. These costs were capitalized as a component of the purchase price.

The consideration paid for the acquisition is as follows (in thousands):

Value
Consideration paid	$12,000
Transaction costs	463
Net consideration	$12,463

The fair value allocation of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Transportation management software	Amortizable	10 years	$12,328
Assembled workforce	Amortizable	10 years	135
			$12,463

4.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its chief operating decision maker determines the allocation of resources and assesses the performance of the Company’s operations. The Company's chief operating decision maker manages the Company under four reportable segments.

The Company’s reportable segments are strategic units that offer different services under different financial and operating models to the Company’s customers. The segments are managed separately because each requires different technology and marketing strategies. Furthermore, the different segments were each generally acquired as a unit, with the management of each at the time of acquisition retained to continue to operate their respective businesses. The Company has determined each of the separate reportable segments based on the difference in services provided by each of the segments as provided in further detail below:

•NEMT - The Company's NEMT segment is its legacy segment and operates primarily under the brands ModivCare Solutions and Circulation. The NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and managed care organizations, or MCOs, in the U.S and includes the Company’s activities for executive, accounting, finance, internal audit, tax, legal and certain strategic and development functions;
•Personal Care - The Company's Personal Care segment began operations in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. The Personal Care segment operates under the brands Simplura and Care Finders and provides personal care to Medicaid patient populations, including seniors and disabled adults, in need of care monitoring and assistance performing activities of daily living;
•RPM - The Company's RPM segment began operations in September 2021 with the acquisition of VRI. The RPM segment operates under the VRI brand and is a provider of remote patient monitoring solutions, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions; and
•Matrix Investment - The Company's minority investment in Matrix's Clinical Care and Clinical Solutions businesses is the final segment and is reported by the Company under the equity method of accounting. Matrix’s Clinical Care business provides risk adjustment solutions that improve health outcomes for individuals and financial performance for health plans. Matrix’s Clinical Solutions business provides employee health and wellness services, decentralized clinical trial services, and lab services to its customers.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31, 2021
	NEMT	Personal Care	RPM	Matrix Investment	Total
Service revenue, net	$1,483,696	$495,579	$17,617	$—	$1,996,892
Grant income	—	5,441	—	—	5,441

Service expense	1,186,185	392,508	5,605	—	1,584,298
General and administrative expense	195,332	70,163	5,771	—	271,266
Depreciation and amortization	29,058	23,759	4,181	—	56,998
Operating income	$73,121	$14,590	$2,060	$—	$89,771

Equity in net loss of investee	$—	$—	$—	$53,092	$53,092
Equity investment	$—	$—	$—	$83,069	$83,069
Goodwill	$135,216	$552,833	$236,738	$—	$924,787
Total assets	$583,429	$1,020,014	$340,913	$83,069	$2,027,425

	Year Ended December 31, 2020
	NEMT	Personal Care	Matrix Investment	Total
Service revenue, net	$1,314,705	$53,970	$—	$1,368,675

Service expense	1,036,288	42,507	—	1,078,795
General and administrative expense	133,212	7,327	—	140,539
Depreciation and amortization	24,516	1,667	—	26,183
Operating income	$120,689	$2,469	$—	$123,158

Equity in net income of investee	$—	$—	$(8,860)	$(8,860)
Equity investment	$—	$—	$137,466	$137,466
Goodwill	$135,216	$309,711	$—	$444,927
Total assets	$594,952	$693,495	$137,466	$1,425,913

	Year Ended December 31, 2019
	NEMT	Matrix Investment	Total
Service revenue, net	$1,509,944	$—	$1,509,944

Service expense	1,401,152	—	1,401,152
General and administrative expense	67,244	—	67,244
Depreciation and amortization	16,816	—	16,816
Operating income	$24,732	$—	$24,732

Equity in net loss of investee	$—	$29,685	$29,685
Equity investment	$—	$130,869	$130,869
Goodwill	$135,216	$—	$135,216
Total assets	$466,357	$130,869	$597,226

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

Revenue Contract Structure

NEMT Capitated Contracts

Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

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

Personal Care Fee-for-service Contracts

Personal Care FFS revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered. Payment for services received from third-party payors includes, but is not limited to, insurance companies, hospitals, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive audit and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of retroactive adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

RPM Service Contracts

RPM service revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month, based on enrolled membership. Consideration is generally fixed for each type of monitoring service and the contracts do not typically contain variable components of consideration. As such, the RPM segment recognizes revenue based on the monthly fee paid by customers.

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers for the years ended December 31, 2021, 2020, and 2019 by contract type (in thousands):

	Year Ended December 31,
	2021	2020	2019
NEMT capitated contracts	$1,257,390	$1,132,929	$1,277,241
NEMT FFS contracts	226,306	181,776	232,703
Total NEMT segment revenue	1,483,696	1,314,705	1,509,944

Personal Care FFS contracts	495,579	53,970	—
RPM service contracts	17,617	—	—
Total service revenue, net	$1,996,892	$1,368,675	$1,509,944

Payor Information
Service revenue, net, is derived from state Medicaid contracts, managed Medicaid and Medicare contracts (also known as MCOs), as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 9.7%, 9.5% and 12.7% were derived from one U.S. State Medicaid program for the years ended December 31, 2021, 2020 and 2019, respectively. Of the Personal Care segment's revenue, 22.3% and 24.7% was derived from one U.S. State Medicaid program for the years ended December 31, 2021 and 2020, respectively. Of the RPM segment's revenue, 27.0% was derived from one U.S. State Medicare program for the year ended December 31, 2021.

The following table summarizes disaggregated revenue from contracts with customers by payor type (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
State Medicaid contracts	$835,113	$668,430	$737,251
Managed Medicaid contracts	953,174	592,252	581,999
Managed Medicare contracts	172,014	104,700	150,736
Private pay and other contracts	36,591	3,293	39,958
Total service revenue, net	$1,996,892	$1,368,675	$1,509,944
During the years ended December 31, 2021, 2020, and 2019 the Company recognized an increase of $11.4 million, a reduction of $2.1 million, and an increase of $10.8 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable	$210,937	$164,622
Reconciliation contracts receivable (1)	24,480	35,724
Allowance for doubtful accounts	(2,296)	(2,403)
Accounts receivable, net	$233,121	$197,943
(1)     Reconciliation contracts receivable, primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables rollforward below.
The following table provides information about other revenue related accounts included on the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Accrued contract payables (1)	$281,586	$101,705
Long-term contract payables (2)	$—	$72,183
Deferred revenue, current	$4,228	$2,923
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

The following table provides a summary rollforward of total contract payables and receivables as reported within the condensed consolidated balance sheets (in thousands):

	December 31, 2020	Additional Amounts Recorded	Amounts Paid or Settled	December 31, 2021
Reconciliation contract payables	$33,330	$16,943	$(28,238)	$22,035
Profit rebate/corridor contract payables	123,239	149,880	(26,695)	246,424
Overpayments and other cash items	17,319	14,891	(19,083)	13,127
Total contract payables	$173,888	$181,714	$(74,016)	$281,586

Reconciliation contract receivables	$35,580	$17,669	$(28,846)	$24,403
Corridor contract receivables	144	(67)	—	77
Total contract receivables	$35,724	$17,602	$(28,846)	$24,480

6.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$133,139	$183,281
Restricted cash, current	283	75
Cash, cash equivalents and restricted cash	$133,422	$183,356

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

7. Equity Investment

Matrix

As of December 31, 2021 and 2020, the Company owned a 43.6% noncontrolling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying consolidated statements of operations. During the year ended December 31, 2021 and 2019, Matrix recorded asset impairment charges of $111.4 million and $55.1 million. Matrix recorded no asset impairment charges for the year ended December 31, 2020.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2021 and 2020 totaled $83.1 million and $137.5 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	December 31, 2021	December 31, 2020
Current assets	$124,081	$143,110
Long-term assets	$482,063	$619,642
Current liabilities	$57,048	$81,920
Long-term liabilities	$340,448	$351,036

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Revenue	$398,260	$414,622	$275,391
Operating income (loss)	$1,316	$39,412	$(61,000)
Net income (loss)	$(122,898)	$15,137	$(69,353)

8.    Prepaid Expenses and Other

Prepaid expenses and other were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid income taxes	$13,848	$14,633
Prepaid insurance	9,487	7,577
Deferred financing costs on credit facility	1,480	—
Inventory	1,458	—
Prepaid rent	265	1,196
Other prepaid expenses	12,013	9,237
Total prepaid expenses and other current assets	$38,551	$32,643

9.    Property and Equipment

Property and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful			December 31,
	Life (years)			2021	2020
Software	3	—	10	$35,323	$31,830
Computer and telecommunications equipment	3	—	5	31,417	28,446
Monitoring equipment		3		12,950	—
Leasehold improvements	Shorter of 7 years or lease term			7,524	8,419
Construction and development in progress		N/A		6,598	4,721
Furniture and fixtures	5	—	10	3,906	2,330
Automobiles		5		3,998	4,846
Buildings	30	—	40	1,886	—
Land		N/A		292	—
Total property and equipment				103,894	80,592
Less accumulated depreciation				(50,345)	(53,048)
Total property and equipment, net				$53,549	$27,544

Depreciation expense from continuing operations was $12.7 million, $9.5 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10. Goodwill and Intangibles

Goodwill

Changes in the carrying amount of goodwill are presented in the following table (in thousands):

ModivCare
Balances at December 31, 2020
Goodwill	$540,927
Accumulated impairment losses	(96,000)
444,927

Simplura Adjustment	10,961
Acquisition of Care Finders	232,161
Acquisition of VRI	236,738

Balances at December 31, 2021
Goodwill	1,020,787
Accumulated impairment losses	(96,000)
$924,787

The total amount of goodwill from continuing operations that was deductible for income tax purposes related to acquisitions as of December 31, 2021 and 2020 was $255.5 million and $52.2 million, respectively.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Intangible assets consisted of the following (in thousands, except estimated useful lives):

		December 31,
		2021		2020
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Payor networks	3 - 15	$511,064	$(85,548)	$341,714	$(48,952)
Trademarks and trade names	3	48,191	(6,290)	45,351	(986)
Developed technology	3 - 10	28,978	(8,605)	14,100	(6,345)
Non-compete agreement	2 - 5	1,610	(83)	—	—
New York LHCSA Permit	Indefinite	770	—	770	—
Assembled workforce	10	135	(9)	—	—
Total		$590,748	$(100,535)	$401,935	$(56,283)

The weighted-average amortization period at December 31, 2021 for intangibles was 10.7 years. No significant residual value is estimated for these intangible assets. Amortization expense from continuing operations was $44.3 million, $16.7 million and $6.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2021 (in thousands):

Year	Amount
2022	$63,503
2023	60,345
2024	59,656
2025	58,308
2026	49,838
Total	$291,650

Impairment

The Company did not record any goodwill or intangible asset impairment charges for the years ended December 31, 2021, 2020 and 2019.

11.    Accrued Expenses and Other Current Liabilities

 Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and related liabilities (1)	$54,564	$50,113
Accrued operating expenses	14,457	8,018
Accrued interest	12,826	4,927
Insurance reserves	10,152	4,727
Deferred acquisition payments	3,578	3,978
Accrued legal fees	5,081	3,228
Accrued cash settled stock-based compensation	183	19,376
Union pension obligation	6,629	6,632
Other	12,093	15,621
Total accrued expenses and other current liabilities	$119,563	$116,620

(1)     Accrued compensation and related liabilities include deferred payroll taxes, which are deferred as a result of the CARES Act (discussed in Note 19, Income Taxes). The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $12.3 million related to the deferral of employer payroll taxes as of December 31, 2021, which is recorded in accrued expenses on our consolidated balance sheet. The Company deferred payment of approximately $20.8 million related to the deferral of employer payroll taxes as of December 31, 2020, of which $10.4 million is included in accrued expenses and $10.4 million is included as other long-term liabilities on our consolidated balance sheet.

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

A total of $4.3 million in restructuring and related costs was incurred during the year ended December 31, 2019,

related to the Organizational Consolidation. These costs include $2.4 million of retention and personnel costs, $0.3 million of stock-based compensation expense, $0.2 million of depreciation expense and $1.3 million of other costs, primarily related to recruiting and legal costs. These costs are recorded as “General and administrative expense” and “Depreciation and amortization” in the accompanying consolidated statements of operations.

A total of $13.1 million in restructuring and related costs was incurred on a cumulative basis through December 31, 2019 related to the Organizational Consolidation. These costs include $7.5 million of retention and personnel costs, $2.0 million of stock-based compensation expense, $0.7 million of depreciation expense and $2.8 million of other costs, primarily related to recruiting and legal costs. No restructuring or related costs were incurred related to the Organizational Consolidation for the years ended December 31, 2021 and 2020. There was no related restructuring liability as of December 31, 2021 or December 31, 2020.

During the year ended December 31, 2020, the Company incurred approximately $0.7 million of restructuring expense for the closure of its Las Vegas contact center. The majority of these costs were recorded to “Service expense” and the remainder were recorded to "General and administrative expense". The Company recorded no restructuring expense for the year ended December 31, 2021.

13. Debt

Senior Unsecured Notes

On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Additionally on August 24, 2021, the Company issued $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029”). The Senior Notes due 2025 and the Senior Notes due 2029 were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Senior Notes due 2025 relate to the Company’s acquisition of Simplura and the Senior Notes due 2029 relate to the Company’s acquisition of VRI.

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

The indentures for the Notes contain covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue disqualified capital stock; make certain investments; create or incur certain liens; enter into certain transactions with affiliates; merge, consolidate, amalgamate or transfer substantially all of its assets; agree to dividend or other payment restrictions affecting its restricted subsidiaries; and transfer or sell assets, including capital stock of its restricted subsidiaries. These covenants, however, are subject to a number of important exceptions and qualifications, and certain covenants may be suspended in the event the Notes are assigned an investment grade rating from two of three rating agencies. The indentures for both the Senior Notes due 2025 and the Senior Notes due 2029 provide that the notes may become subject to redemption under certain circumstances.

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

The Company will pay interest on the Senior Notes due 2025 at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $9.0 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire Simplura. That commitment expired unused upon closing of the Notes and the fee was expensed in the fourth quarter of 2020.

Pursuant to the Senior Notes due 2029, the Company will pay interest on the notes at 5.000% per annum until maturity. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, with the first interest payment date being April 1, 2022. Principal payments are not required until the maturity date on October 1, 2029 when 100% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $6.6 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire VRI. That commitment expired unused upon closing of the Notes and the fee was expensed in the third quarter of 2021.

Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of December 31, 2021, $24.8 million of unamortized deferred issuance costs was netted against the long-term debt balance on the consolidated balance sheet.

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

As of December 31, 2021, the Company had no borrowings outstanding on the Credit Facility; however, there were letters of credit outstanding in the amount of $22.8 million. The Company’s available borrowing capacity under the Credit Facility was $202.2 million as of December 31, 2021. Under the Credit Agreement, the Company has an option to request an increase in the amount of the revolving credit facility from time to time (on substantially the same terms as apply to the existing facilities) in an aggregate amount of up to $75.0 million, with either additional commitments from lenders under the Credit Agreements at such time or new commitments from financial institutions acceptable to the administrative agent in its reasonable discretion, so long as no default or event of default exists at the time of any such increases. The Company may not be able to access additional funds under these increase options as no lender is obligated to participate in any such increases under the Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets, and merge and consolidate. The Company is subject to financial covenants, including consolidated net leverage and consolidated interest coverage covenants. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2021.

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

Cash dividends were payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, began to accrue on the first day of the applicable dividend period. Cash dividends on redeemable convertible preferred stock totaling $2.0 million, and $4.4 million, were distributed to convertible preferred stockholders for the years ended December 31, 2020 and 2019, respectively. No cash dividends were distributed to convertible preferred stockholders for the year ended December 31, 2021.

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

The following table summarizes the Preferred Stock activity for the years ended December 31, 2021 and 2020 (in thousands, except share count):

	Dollar Value	Share Count
Balance at December 31, 2019	$77,120	798,788
Conversion to common stock	(3,335)	(33,039)
Conversion to common stock pursuant to Conversion Agreement	(37,256)	(369,120)
Preferred stock redemption pursuant to Conversion Agreement	(40,033)	(396,629)
Allocation of issuance costs	3,504	—
Balance at December 31, 2020 and 2021	$—	—

As of December 31, 2019, the outstanding shares of Preferred Stock were convertible into 2,002,979 shares of Common Stock. As of December 31, 2021, and 2020, there were no shares of convertible preferred stock outstanding.

15.    Stockholders’ Equity

At December 31, 2021 and 2020 there were 19,589,422 and 19,570,598 shares of the Company’s Common Stock issued, respectively, including 5,568,983 and 5,287,283 treasury shares at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, 344,118 shares of the Company’s common stock, were reserved for future issuances related to the exercise of stock options and restricted stock awards.

Purchases of Equity Securities

On August 6, 2019, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $100.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s then outstanding Series A convertible preferred stock, through December 31, 2019, at which time it expired. A total of 105,421 shares were repurchased under this program for approximately $6.0 million, during the year ended December 31, 2019.

On March 11, 2020, the Board of Directors authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s then outstanding Series A convertible preferred stock, through December 31, 2020. A total of 195,677 shares were repurchased under this program for approximately $10.2 million during the year ended December 31, 2020.

On March 8, 2021, the Board of Directors authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. A total of 276,268 shares were repurchased under the program for $40.0 million during the year ended December 31, 2021.

Equity Award Withholding

During the years ended December 31, 2021, 2020 and 2019, the Company withheld 5,432, 2,824 and 13,268 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards and units. In addition, during the years ended December 31, 2021 and 2020, the Company withheld 31,901 and 322,034 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations and the exercise price upon the exercise of stock options. There were no shares withheld for the year ended December 31, 2019 related to the exercise of stock options.

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

The following table summarizes the activity under the 2006 Plan as of December 31, 2021:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	1,230,202	270,239	73,879

The following table reflects the amount of stock-based compensation for continuing operations, for share settled awards, recorded in each financial statement line item for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service expense	$—	$222	$572
General and administrative expense	5,904	3,708	4,842
Total stock-based compensation	$5,904	$3,930	$5,414

Stock-based compensation included in general and administrative expense is related to the NEMT segment and the Personal Care segment, except for a select group of employees that were included within service expense in 2020 and 2019, which have since been phased out.

The amounts above exclude tax benefits of $1.6 million, $1.1 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Options

The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021			2020			2019
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	36.6%	-	41.6%	28.3%	-	38.1%	27.5%	-	33.0%
Risk-free interest rate	0.3%	-	0.9%	0.2%	-	1.4%	1.6%	-	2.5%
Expected life of options (years)	3.5	-	4.4	3.5	-	4.4	1.8	-	5.3

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected stock price volatility and expected lives of the stock options were based on the Company’s historical data. Stock options granted under the 2006 Plan vest ratably in equal annual installments over 3 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements, and expire after 5 to 7 years.

During the year ended December 31, 2021, the Company issued 51,798 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2021:

	Year ended December 31, 2021
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at beginning of period, January 1	297,379	$64.32
Granted	70,558	170.26
Exercised	(51,798)	62.31
Forfeited/Canceled	(45,409)	86.71
Expired	(491)	3.88
Outstanding at end of period, December 31	270,239	$88.72	4.56	$17,577
Vested or expected to vest at end of period, December 31	270,239	$88.72	4.56	$17,577
Exercisable at end of period, December 31	82,981	$64.09	4.72	$6,991

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands, except for share price):

	Year ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per share	$170.26	$71.56	$16.30
Options exercised:
Total intrinsic value	$4,454	$26,228	$3,204
Cash received	$3,227	$25,413	$11,142
 Restricted Stock Awards

Restricted stock awards (RSAs) granted under the 2006 Plan vest ratably in equal annual installments over 3 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements or as determined by the Compensation Committee.

During the year ended December 31, 2021, the Company issued 41,365 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs granted in 2020, 2019 and 2018 under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested restricted Common Stock during the year ended December 31, 2021:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of period, January 1	92,802	$64.83
Granted	38,562	$170.13
Vested	(41,365)	$63.89
Forfeited or cancelled	(16,120)	$85.19
Non-vested at end of period, December 31	73,879	$112.61

As of December 31, 2021, there was approximately $15.1 million of unrecognized compensation cost related to unvested share settled stock options and RSAs granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 4.26 years. The total fair value of vested stock options and RSAs was $3.3 million, $5.2 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17.  Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to ModivCare	$(6,585)	$88,836	$966
Dividends on convertible preferred stock outstanding	—	(1,171)	(4,403)
Dividends paid pursuant to the Conversion Agreement	—	(816)	—
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	—	(52,139)	—
Income allocated to participating securities	—	(2,239)	—
Net income (loss) available to common stockholders	$(6,585)	$32,471	$(3,437)

Continuing operations	$(6,289)	$33,249	$(9,356)
Discontinued operations	(296)	(778)	5,919
Net income (loss) available to common stockholders	$(6,585)	$32,471	$(3,437)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,054,060	13,567,323	12,958,713
Effect of dilutive securities:
Common stock options	—	71,651	—
Restricted stock units	—	44,334	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,054,060	13,683,308	12,958,713

Basic earnings (loss) per share:
Continuing operations	$(0.45)	$2.45	$(0.72)
Discontinued operations	(0.02)	(0.06)	0.46
Basic earnings (loss) per share	$(0.47)	$2.39	$(0.26)
Diluted earnings (loss) per share:
Continuing operations	$(0.45)	$2.43	$(0.72)
Discontinued operations	(0.02)	(0.06)	0.46
Diluted earnings (loss) per share	$(0.47)	$2.37	$(0.26)

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2021	2020	2019
Stock options to purchase common stock	56,291	43,061	583,469
Convertible preferred stock	—	—	800,460

18.    Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases, and recognized lease obligations and associated right-of-use ("ROU") assets for its existing non-cancelable operating leases. The Company has non-cancelable operating leases primarily associated with office space and other facilities. The leases expire in various years and generally provide for renewal options. In the normal course of business, management expects that these leases will be renewed or replaced by leases on other properties.

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

To determine whether a contract contains a lease, the Company evaluates its contracts and verifies that there is an identified asset and that the Company, or the tenant, has the right to obtain substantially all the economic benefits from the use of the asset throughout the contract term and has the right to direct the use of the identified asset. If a contract is determined to contain a lease and the Company is a lessee, the lease is evaluated to determine whether it is an operating or financing lease.

The discount rate used for each lease is determined by estimating an appropriate incremental borrowing rate. In estimating an incremental borrowing rate, the Company considers the debt information, credit rating, and interest rate on the revolving credit facility, which is collateralized by the Company's assets. Accordingly, the Company continues discounting its remaining operating lease payments for calculating its lease liability using a rate of 5.25%. The Company applies this rate to its entire portfolio of leases on the basis that any adjustments to the rate for lease term or asset classification would not affect the interest rate charged under the debt or have a material effect on the discounted lease liability.

A summary of all lease classifications in our consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease ROU assets	$43,750	$30,928
Finance lease assets	Property and equipment, net	—	367
Total leased assets		$43,750	$31,295

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$9,873	$8,277
Finance	Current portion of long-term obligations	—	45
Long-term:
Operating	Operating lease liabilities, less current portion	34,524	23,437
Finance	Finance lease liabilities, less current portion	—	—
Total lease liabilities		$44,397	$31,759

As of December 31, 2021, maturities of lease liabilities are as follows (in thousands):

Operating Leases
2022	$11,256
2023	9,777
2024	7,137
2025	4,937
2026	3,742
Thereafter	16,527
Total lease payments	$53,376
Less: interest and accretion	(8,979)
Present value of minimum lease payments	$44,397
Less: current portion	(9,873)
Long-term portion	$34,524

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$10,323	$45	$10,368
2022	8,756	—	8,756
2023	6,140	—	6,140
2024	4,145	—	4,145
2025	2,833	—	2,833
Thereafter	4,737	—	4,737
Total lease payments	$36,934	$45	$36,979
Less: interest and accretion	(5,220)	—	(5,220)
Present value of minimum lease payments	$31,714	$45	$31,759
Less: current portion	(8,277)	(45)	(8,322)
Long-term portion	$23,437	$—	$23,437

Lease terms and discount rates are as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating lease costs	6.61	4.89
Finance lease cost	N/A	0.80
Weighted-average discount rate:
Operating lease costs	5.25%	5.25%
Finance lease cost	N/A	3.28%

For the years ended December 31, 2021 and December 31, 2020, our operating lease cost was $13.6 million and $10.4 million, respectively, and is primarily included in "Service expense” on our accompanying consolidated statements of operations. A summary of other lease information is as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Financing cash flows from finance leases	$—	$(336)
Operating cash flows from operating leases	$(5,701)	$(10,771)
Amortization of operating lease ROU assets	$11,330	$9,238
ROU assets obtained through operating lease liabilities	$24,152	$19,992

19.    Income Taxes

The federal and state tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal income tax (benefit) expense:
Current	$6,721	$2,248	$(560)
Deferred	(820)	8,183	4,938
Total federal income tax (benefit) expense	5,901	10,431	4,378

State income tax expense (benefit):
Current	5,081	10,032	2,513
Deferred	(2,253)	1,893	(30)
Total state income tax expense	2,828	11,925	2,483
Total provision for income taxes	$8,729	$22,356	$6,861

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal statutory rates	21.0%	21.0%	21.0%
Federal income tax at statutory rates	$8,545	$22,167	$5,073
Change in valuation allowance	385	(505)	10
Change in uncertain tax positions	(929)	116	181
State income taxes, net of federal benefit	1,743	10,519	1,921
Non-taxable income	(74)	(124)	(93)
Compensation expense	1,204	1,036	606
Stock-based compensation	(1,004)	(650)	(101)
Meals and entertainment	30	51	81
Transaction costs	89	1,289	—
Tax credits	(1,095)	(650)	(858)
CARES Act Benefit	—	(10,984)	—
Other	(165)	91	41
Provision for income taxes	$8,729	$22,356	$6,861
Effective income tax rate	21.5%	21.2%	28.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities of continuing operations are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,570	$840
Capital loss carryforward	946	957
Tax credit carryforwards	516	389
Interest expense carryforward	5,100	1,570
Accounts receivable allowance	4,456	1,923
Accrued items and reserves	10,730	14,511
Stock-based compensation	812	852
Deferred rent	1,029	382
Deferred revenue	595	183
Project costs	952	—
Other	—	591
Total deferred tax assets	28,706	22,198
Deferred tax liabilities:
Prepaids	3,181	2,336
Property and equipment depreciation	11,174	4,600
Goodwill and intangibles amortization	82,290	66,781
Equity investment	23,209	38,400
Other	99	—
Total deferred tax liabilities	119,953	112,117
Deferred tax liabilities, net of deferred tax assets	(91,247)	(89,919)
Less valuation allowance	(3,364)	(2,276)
Net deferred tax liabilities	$(94,611)	$(92,195)

At December 31, 2021, the Company had $2.2 million federal net operating loss (“NOL”) carryforwards, and approximately $46.4 million of state NOL carryforwards which expire as follows (in thousands):

2026	$490
2027 and thereafter	45,934
Total state net operating loss carryforwards	$46,424

The federal NOL carryforwards and approximately $25.1 million of the state NOL carryforwards relate to pre-acquisition tax periods and are subject to change of ownership limitations on their use. These limitations are not expected to restrict the ultimate use of these loss carryforwards.

Realization of the Company’s net operating loss carryforwards is dependent on reversing taxable temporary differences and on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized to the extent they are not covered by a valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The net change in the total valuation allowance for the year ended December 31, 2021 was an increase of $1.1 million, of which $0.4 million related to current operations, $0.3 million related to an adjustment to the balance from the Simplura acquisition, and $0.4 million related to the balance from the Care Finders acquisition. The valuation allowance of $3.4 million includes amounts for state NOLs, capital loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

U.S. Tax Reform, CARES ACT

On December 22, 2017, the Tax Reform Act was enacted which institutes fundamental changes to the taxation of corporations. The Tax Reform Act includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. This Act also provides that U.S. NOLs incurred after 2017 can only be carried forward to offset future taxable income.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act includes several significant business tax provisions that, among other things, allows businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, and generally loosen the business interest limitation imposed by the Tax Reform Act.

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

As of December 31, 2021, the Company received all of the $27.3 million receivable for the 2018 U.S. NOL carryback. This $27.3 million was also subject to the IRS Joint Committee Review, which was completed in the third quarter of 2021 with no material adjustments being made.

Unrecognized Tax Benefits

The Internal Revenue Service completed its audit of our consolidated U.S. income tax returns for 2015-2018 and the large refunds (total of $47.6 million from capital loss and NOL carrybacks) received from the loss on the WD Services sale with no material adjustments being made. In addition, we are being examined by various states and by the Saudi Arabian tax authorities. All known adjustments have been fully reserved.

The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company recognized a benefit of approximately $0.2 million, an expense of $0.1 million and an expense of $0.1 million, respectively, in interest and penalties from continuing operations. The Company had approximately $0.1 million and $0.2 million, for the payment of penalties and interest of continuing operations accrued as of December 31, 2021 and 2020, respectively.

A reconciliation of the liability for unrecognized income tax benefits for continuing operations is as follows (in thousands):

	December 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of year	$1,519	$1,403	$1,222
Increase related to prior year tax positions	(1,027)	—	133
Increase related to current year tax positions	148	116	128
Statute of limitations expiration	(50)	—	(80)
Unrecognized tax benefits, end of year	$590	$1,519	$1,403

The entire ending balance in unrecognized tax benefits of $0.6 million as of December 31, 2021 would reduce tax expense and our effective tax rate. The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2017 to 2020.

20.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits. Unless otherwise expressly stated, our management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company.

On August 6, 2020, LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff’s deadline to move for class certification is April 4, 2022, and ModivCare Solutions’ opposition to class certification is due May 19, 2022. ModivCare Solutions believes it will be able to successfully oppose class certification of this action after discovery and in any event intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and ModivCare Solutions by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging that the Mobile Care Entities and indirectly ModivCare Solutions violated the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators seek to recover damages, fees and costs under the federal False Claims Act, including treble damages, civil penalties and attorneys’ fees. In addition, the Relators seek reinstatement to their jobs with the Mobile Care Entities. None of the Relators were employed by ModivCare Solutions. The federal government has declined to intervene against ModivCare Solutions. ModivCare Solutions filed a motion to dismiss the Complaint on April 22, 2019, but such motion was denied on October 26, 2021. ModivCare Solutions filed an interlocutory appeal of this ruling, which is currently pending before the Sixth Circuit Court of Appeals. ModivCare Solutions believes that the case will not have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro filed its motion to oppose class certification of this matter and intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NEMT Services as of December 31, 2021. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $2.7 million and $2.6 million at December 31, 2021 and 2020, respectively.

21.    Transactions with Related Parties

Cash Settled Awards

On an annual basis, the Company grants stock equivalent unit awards (“SEUs”) to Coliseum Capital Management, LLC (“Coliseum”) as compensation for the board of directors’ service of Christopher Shackelton, Chairman of the Board, for his service on the Board in lieu of the restricted share awards that are given to our other non-employee directors. These SEUs typically have a one-year vesting schedule and are paid out in cash upon vesting based upon the closing price of the Company’s common stock on the date of vesting. During the years ended December 31, 2021, 2020 and 2019, respectively, the Company granted 725, 1,952 and 1,857 SEUs under this program. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The Company recorded an expense of $0.3 million and $0.3 million for SEUs during the years ended December 31, 2021 and 2020, respectively. The Company had an immaterial expense for SEUs for the year ended December 31, 2019. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of 0.1 years; however, the total expense for SEUs will continue to be adjusted until the awards are settled. The liability for unvested SEU awards of $0.2 million and $0.4 million at December 31, 2021 and 2020, respectively, is reflected in “Accrued expenses and other current liabilities” in the consolidated balance sheets. At December 31, 2021, the Company had 1,344 SEUs outstanding.

In addition, on September 11, 2014, the Company granted 200,000 stock option equivalent units (“SOEUs”) to Coliseum at an exercise price of $43.81 per share that were fully vested. The SOEUs were accounted for as liability awards, with the recorded expense adjustment attributable to the Company’s change in stock price from the previous reporting period. On August 12, 2021, Coliseum exercised all of the SOEUs at a stock price of $182.73 per share for a total cash settlement of $27.8 million. The Company recorded an expense of $8.8 million and $15.8 million for SOEUs during the years ended December 31, 2021 and 2020, respectively, and a benefit of $0.4 million for the year ended December 31, 2019. These impacts are included in “General and administrative expense” in the consolidated statements of operations. At December 31, 2021, there were no SOEU's outstanding. The liability for unexercised SOEUs of $19.0 million was included in “Accrued expenses and other current liabilities” in the consolidated balance sheets as of December 31, 2020, there was no remaining liability as of December 31, 2021.

The cash settled share-based compensation expense in total excluded a tax benefit of $2.6 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively, and a tax expense of $0.1 million for the year ended December 31, 2019.

As discussed in Note 14, Convertible Preferred Stock, Net, on June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC. Pursuant to the Conversion Agreement, the Company purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Holders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of common stock, a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was equal to $0.8 million.

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

There were no convertible preferred stock dividends earned by Coliseum Stockholders during the year ended December, 31, 2021. Convertible preferred stock dividends earned by the Coliseum Stockholders during the year ended December 31, 2020 totaled $2.0 million, including accrued dividends paid pursuant to the Conversion Agreement.

22.   Discontinued Operations

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

The total cash consideration of the sale was $46.5 million, with the buyer retaining existing WD Services cash of $21.0 million. In addition to the purchase consideration, the Company expects to realize cash tax benefits of approximately $63.8 million from the transaction (considering CARES Act impact), of which $62.6 million ($59.1 million of refunds and $3.5 million of avoided payments) have been realized as of December 31, 2021. The remaining cash tax benefit of $1.2 million is expected to be realized as refunds and offsets to tax payments over the next year. In addition, $0.9 million of benefits related to capital loss carryforwards is available, which amount was reserved as of December 31, 2021.

The Company continues to recognize certain immaterial expenses related to the wind down of this segment. The loss of $0.3 million and $0.8 million for the year ended December 31, 2021 and 2020, respectively, was primarily related to costs incurred for personnel, facilities and miscellaneous administrative expenses in our continuing efforts to wind down the WD Services Saudi Arabian entity.

Human Services Segment

On November 1, 2015, the Company completed the sale of its Human Services segment. During the year ended December 31, 2019, the Company recorded additional expenses related to the Human Services segment, principally related to previously disclosed legal proceedings. In a prior period, the Company received a settlement from an insurance agency to partially offset a previously recognized loss from 2017, in the amount of $6.9 million, and reported a provision for income taxes related to this settlement of $0.9 million. There has been no further activity for the Human Services segment and there are no assets or liabilities on the balance sheet of the Company related to this segment as of December 31, 2021 and 2020.

23.    Subsequent Events

On February 3, 2022, the Company entered into a five-year senior secured revolving credit facility in the amount of up to $325.0 million with JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. A portion of the revolving credit facility in the amount of $60.0 million will be available for issuance as letters of credit. Additional information concerning the New Credit Agreement and related New Credit Facility is included in the Company’s current report on Form 8-K filed by the Company with the SEC on February 4, 2022, which information is incorporated herein by reference thereto, as well under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – New Credit Facility”, which information is incorporated herein by reference thereto.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2021). Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, and under the oversight of our Board of Directors, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our evaluation of internal control over financial reporting did not include Care Finders Total Care ("Care Finders"), acquired on September 14, 2021, and VRI Intermediate Holdings, LLC ("VRI"), acquired on September 22, 2021, as permitted by applicable SEC guidance. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2021 that is attributable to Care Finder and VRI was $57.7 million (excluding intangibles and goodwill brought on through the transaction) and $74.1 million, respectively.

Management’s evaluation of the effectiveness of our internal control over financial reporting determined that the Company’s internal control over financial reporting was not effective as of December 31, 2021, to the extent of the following material weaknesses related to our subsidiary, Simplura Health Group:

The Company did not (i) effectively structure reporting lines, appropriate authorities, or responsibilities or (ii) establish mechanisms to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting.

As a consequence, within Simplura Health Group, the Company did not effectively design, implement and operate process-level control activities related to its revenue processes (including service revenue and accounts receivable) and payroll processes (including payroll expenses recorded within service expense and general and administrative expense, and accrued payroll recorded within accrued expenses and other current liabilities). As another consequence, the Company did not establish effective general information technology controls (GITCs), specifically program change controls and access controls, that support the consistent operation of certain of the Company’s information technology (IT) systems. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective because they could have been adversely impacted.

The control deficiencies described above did not result in any material misstatement in our consolidated financial statements or disclosures. However, these control deficiencies created a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis and, therefore, we concluded that these deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is presented in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Remediation Plan

We, with the oversight from the Audit Committee of the Board of Directors, are actively in the process of remediating the identified material weaknesses, and have identified the following remediation steps at our subsidiary, Simplura Health Group:

•Design and implement structured reporting lines and appropriate authorities and responsibilities to create an environment which enforces accountability and ensures that the impacted financial reporting processes and related internal controls are properly designed, implemented and executed;
•Enhance the design of existing control activities and implement additional process-level control activities including, to the extent possible, the standardization of control activities and information used in those activities. Ensure these enhancements are properly documented and operating effectively; and
•Design, enhance and implement GITCs, including program change and access controls, to support process-level automated controls to ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete.

Changes in Internal Control Over Financial Reporting

Except for the integration of the Simplura Heath Group into our existing control framework, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") under the captions "Election of Directors," "Corporate Governance" and "Delinquent Section 16(a) Reports"; provided that if our 2022 Proxy Statement is not filed on or before April 30, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2022 Proxy Statement under the captions "Executive Compensation" and "Corporate Governance"; provided that if our 2022 Proxy Statement is not filed on or before April 30, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information, as of December 31, 2021, regarding our 2006 Plan.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	270,239	$88.72	1,230,202
Equity compensation plans not approved by security holders	—	—	—
Total	270,239	$88.72	1,230,202

(1) The number of shares shown in this column represents the number of shares available for issuance pursuant to stock options and other stock-based awards that were previously granted and were outstanding as of December 31, 2021 under the 2006 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from our 2022 Proxy Statement under the sub‑captions "Certain Relationships and Related Party Transactions" and "Independence of the Board" under the caption "Corporate Governance"; provided that if our 2022 Proxy Statement is not filed on or before April 30, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from our 2022 Proxy Statement under the caption "Independent Registered Public Accountants"; provided that if our 2022 Proxy Statement is not filed on or before April 30, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•Consolidated Balance Sheets at December 31, 2021 and 2020;
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$2,403	1,740	$—	$(1,847)	(1)	$2,296

Year Ended December 31, 2020:
Allowance for doubtful accounts	$5,933	$642	$—	$(4,172)	(1)	$2,403

Year Ended December 31, 2019:
Allowance for doubtful accounts	$1,854	$3,220	$1,090	$(231)	(1)	$5,933
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

2.2
Agreement and Plan of Merger, dated as of July 25, 2021, by and among Care Finders Total Care LLC, the registrant, Socrates Health Holdings, LLC, Saints Merger Sub, LLC, and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on July 26, 2021).

2.3
Securities Purchase Agreement, dated as of August 2, 2021, by and among VRI Ultimate Holdings, LLC, VRI Intermediate Holdings, LLC, the registrant and Victory Health Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on August 3, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of the registrant, as filed with the Secretary of State of Delaware on December 9, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K filed with the SEC on March 1, 2021).

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the registrant, dated as of May 6, 2015 (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on May 7, 2015).

3.3
Second Amendment to the Second Amended and Restated Certificate of Incorporation of the registrant, effective January 6, 2021 (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2021).

3.4
Amended and Restated Bylaws of the registrant, effective January 6, 2021 (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2021).

4.1
Description of the registrant's securities registered pursuant to Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.1 to the registrant’s annual report on Form 10-K filed with the SEC on March 1, 2021).

4.2
Indenture for 5.875% Senior Notes Due 2025 dated as of November 4, 2020, between the registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on November 12, 2020).

4.3
Indenture for 5.000% Senior Notes Due 2029 dated as of August 24, 2021, between ModivCare Escrow Issuer, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on August 24, 2021).

10.1†
Credit Agreement dated as of February 3, 2022, among the registrant, the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit to the registrant’s current report on Form 8-K filed with the SEC on February 4, 2022).

10.2+
Employment Agreement dated November 29, 2019, by and among the registrant, ModivCare Solutions, LLC and Daniel E. Greenleaf (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2019).

10.3*+	Offer Letter, dated February 22, 2021, by and among the registrant, ModivCare Solutions, LLC and L. Heath Sampson.

10.4*+	Offer Letter, dated July 26, 2021, by and among the registrant, ModivCare Solutions, LLC and Jonathan B. Bush.

10.5*+	Offer Letter, dated July 22, 2021, by and among the registrant, ModivCare Solutions, LLC and Kenneth Shepard.

10.6*+	Offer Letter, dated October 14, 2021, by and among the registrant, ModivCare Solutions, LLC and Grover Wray.

10.7*+	Offer Letter, dated January 27, 2020, by and among the registrant, ModivCare Solutions, LLC and Walt Meffert.

10.8*+	Director Compensation Summary

10.9+
The Company's 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference to an appendix to the registrant’s definitive proxy statement filed under cover of Schedule 14A with the SEC on June 14, 2016).

10.10+
Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

10.11+
Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.12+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the registrant's annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.13
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, dated February 16, 2018, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC (Incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.14
Registration Indemnification Agreement, dated May 9, 2018, between the registrant, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC - Series A (Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP (Mercury Parent, LLC financial statements).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14 Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

99.1*	Financial Statements of Mercury Parent, LLC.

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

†
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the agreement. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODIVCARE INC.

By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer

Dated: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DANIEL E. GREENLEAF	Chief Executive Officer and Director	February 28, 2022
Daniel E. Greenleaf	(Principal Executive Officer)

/S/ L. HEATH SAMPSON	Chief Financial Officer	February 28, 2022
L. Heath Sampson	(Principal Financial Officer)

/S/ KENNETH SHEPARD	Chief Accounting Officer	February 28, 2022
Kenneth Shepard	(Principal Accounting Officer)

/S/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	February 28, 2022
Christopher S. Shackelton

/S/ TODD J. CARTER	Director	February 28, 2022
Todd J. Carter

/S/ DAVID A. COULTER	Director	February 28, 2022
David A. Coulter

/S/ RICHARD A. KERLEY	Director	February 28, 2022
Richard A. Kerley

/S/ LESLIE V. NORWALK	Director	February 28, 2022
Leslie V. Norwalk

/S/ FRANK J. WRIGHT	Director	February 28, 2022
Frank J. Wright

/S/ RAHUL SAMANT	Director	February 28, 2022
Rahul Samant

/S/ STACY SAAL	Director	February 28, 2022
Stacy Saal

/S/ GARTH GRAHAM	Director	February 28, 2022
Garth Graham