Form 10-Q
period 2022-03-31
ModivCare Inc
filed 2022-05-05
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 14,046,991 shares outstanding (excluding treasury shares of 5,427,552) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.

ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$194,063	$133,139
Accounts receivable, net of allowance of $1,785 and $2,296, respectively	262,589	233,121
Other receivables	18,326	4,740
Prepaid expenses and other current assets	33,668	38,551
Restricted cash	411	283
Total current assets	509,057	409,834
Property and equipment, net	57,676	53,549
Goodwill	924,787	924,787
Payor network, net	410,475	425,516
Other intangible assets, net	60,249	64,697
Equity investment	83,333	83,069
Operating lease right-of-use assets	42,181	43,750
Other assets	25,226	22,223
Total assets	$2,112,984	$2,027,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,050	$8,690
Accrued contract payables	314,126	281,586
Accrued transportation costs	107,190	103,294
Accrued expenses and other current liabilities	138,071	119,563
Current portion of operating lease liabilities	9,858	9,873
Deferred revenue	5,648	4,228
Total current liabilities	612,943	527,234
Long-term debt, net of deferred financing costs of $23,767 and $24,775, respectively	976,233	975,225
Deferred tax liabilities	88,025	94,611
Long-term contract payables	1,893	—
Operating lease liabilities, less current portion	34,092	34,524
Other long-term liabilities	23,598	22,564
Total liabilities	1,736,784	1,654,158
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,627,143 and 19,589,422, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	433,636	430,449
Retained earnings	212,147	211,829
Treasury shares, at cost, 5,574,162 and 5,568,983 shares, respectively	(269,603)	(269,031)
Total stockholders’ equity	376,200	373,267
Total liabilities and stockholders’ equity	$2,112,984	$2,027,425

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Service revenue, net	$574,475	$453,610
Grant income (Note 2)	468	2,648

Operating expenses:
Service expense	459,315	360,333
General and administrative expense	76,808	54,925
Depreciation and amortization	23,946	12,239
Total operating expenses	560,069	427,497

Operating income	14,874	28,761

Other expenses:
Interest expense, net	15,400	8,423
Income (loss) before income taxes and equity method investment	(526)	20,338
Provision (benefit) for income taxes	(361)	4,739
Equity in net income of investee, net of tax	(483)	(3,241)
Net income	$318	$18,840

Earnings per common share:
Basic	$0.02	$1.33
Diluted	$0.02	$1.31

Weighted-average number of common shares outstanding:
Basic	14,023,585	14,158,666
Diluted	14,143,548	14,362,226

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2022	2021
Operating activities
Net income	$318	$18,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,456	2,737
Amortization	19,490	9,502
Provision for doubtful accounts	(1,785)	27
Stock-based compensation	2,049	1,187
Deferred income taxes	(6,587)	(616)
Amortization of deferred financing costs and debt discount	1,008	581
Equity in net income of investee	(483)	(4,503)
Reduction of right-of-use assets	2,884	2,745
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(41,049)	(12,219)
Prepaid expenses and other	1,879	18,230
Insurance programs	1,401	(273)
Accrued contract payables	34,433	71,498
Accounts payable and accrued expenses	46,469	27,844
Accrued transportation costs	3,895	(8,804)
Deferred revenue	1,419	(160)
Other long-term liabilities	(727)	7,948
Net cash provided by operating activities	69,070	134,564
Investing activities
Purchase of property and equipment	(8,584)	(5,388)
Net cash used in investing activities	(8,584)	(5,388)
Financing activities
Repurchase of common stock, for treasury	—	(14,450)
Proceeds from common stock issued pursuant to stock option exercise	1,138	2,286
Restricted stock surrendered for employee tax payment	(572)	(721)
Other financing activities	—	(40)
Net cash provided by (used in) financing activities	566	(12,925)
Net change in cash, cash equivalents and restricted cash	61,052	116,251
Cash, cash equivalents and restricted cash at beginning of period	133,422	183,356
Cash, cash equivalents and restricted cash at end of period	$194,474	$299,607

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Three months ended March 31,
Supplemental cash flow information	2022	2021
Cash paid for interest	$551	$251
Cash paid (received) for income taxes	$892	$(9,033)
Assets acquired under operating leases	$1,314	$1,214

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Three months ended March 31, 2022

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net income	—	—	—	318	—	—	318
Stock-based compensation	—	—	1,963	—	—	—	1,963
Exercise of employee stock options	20,683	—	1,138	—	—	—	1,138
Restricted stock issued	16,306	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,179	(572)	(572)
Shares issued for bonus settlement and director stipends	732	—	86	—	—	—	86
Balance at March 31, 2022	19,627,143	$20	$433,636	$212,147	5,574,162	$(269,603)	$376,200

	Three months ended March 31, 2021

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net income	—	—	—	18,840	—	—	18,840
Stock-based compensation	—	—	1,149	—	—	—	1,149
Exercise of employee stock options	36,338	—	2,286	—	—	—	2,286
Restricted stock issued	15,821	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	4,253	(721)	(721)
Shares issued for bonus settlement and director stipends	260	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	94,235	(14,450)	(14,450)
Balance at March 31, 2021	19,623,017	$20	$424,791	$237,254	5,385,771	$(243,312)	$418,753

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2022

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations.

The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide food-insecure individuals delivery of meals.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these condensed consolidated financial statements.

The unaudited condensed consolidated balance sheet at December 31, 2021 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic and the measures enacted by state and government officials to contain COVID-19 or slow its spread have had an ongoing adverse impact on the Company’s business, as well as its patients, communities, and employees. With ongoing uncertainties around the duration and magnitude of the pandemic, especially when considering current mutations of COVID-19, including the Delta and Omicron variants, which may increase reported rates of COVID-19 cases and may give rise to future mutations that are more resistant to the Federal Drug Administration ("FDA") approved vaccines, the ultimate impact to the business remains uncertain. Accordingly, the COVID-19 pandemic could continue to have an adverse impact on the Company's financial statements with potential for (i) labor shortages or other disruptions that impact our ability to provide services, and (ii) decreased member comfort leaving the house to obtain transportation for non-emergency medical purposes; among other things. Despite ongoing uncertainties, the Company’s priorities throughout the COVID-19 pandemic remain intact with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and supporting the operational and financial stability of its business.

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

Changes in Accounting Estimate

During the first quarter, the Company completed an assessment of the useful lives of our intangible assets and adjusted the estimated useful life of the Simplura trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders Total Care, LLC ("Care Finders"). Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the three months ended March 31, 2022 was an increase in amortization expense of $3.6 million, or $0.25 per diluted common share outstanding.

Grant Income

The Company has received distributions of the CARES Act PRF of approximately $0.5 million and $2.6 million during the three months ended March 31, 2022 and March 31, 2021, respectively, targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic. The PRF payments are subject to certain restrictions and are subject to recoupment if not used for designated purposes. As a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and unreimbursed COVID-19 related expenses as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant. Grant income recognized by the Company is presented in grant income in the accompanying unaudited condensed consolidated statements of operations.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $12.3 million related to the deferral of employer payroll taxes as of March 31, 2022 and December 31, 2021 under the CARES Act which is recorded in accrued expenses on our unaudited condensed consolidated balance sheets. This balance is expected to be paid in the fourth quarter of 2022.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the three months ended March 31, 2022:

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

Recent accounting pronouncements that the Company has yet to adopt are as follows:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for public business entities for fiscal years beginning on or after November 1, 2023, including interim periods therein. Early adoption is permitted. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company does not expect a material impact to the financial statements upon adoption of the ASU and early adoption will be considered if the standard were to become applicable prior to the effective date of the standard.

3.  Acquisitions

Care Finders Total Care, LLC

On September 14, 2021, the Company acquired Care Finders which is a personal care provider in the Northeast, with operations in New Jersey, Pennsylvania, and Connecticut. The acquisition of Care Finders broadens access to in-home personal care solutions for patients and supports the Company's strategy to expand its personal care platform.

The equity transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of Care Finders for $333.4 million (a preliminary purchase price of $344.8 million less $11.4 million of cash that was acquired).

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
(6)     The allocation of consideration exchanged for intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$97,200
Trade name	Amortizable	3 years	1,950
Non-compete agreement	Amortizable	5 years	1,600
			$100,750

The Company valued the payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and the non-compete agreement utilizing the with/without method.

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
(10)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis.

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

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of VRI for $314.6 million (a preliminary purchase price of $317.5 million less $2.9 million of cash that was acquired).

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
(4)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment, buildings, and other equipment. The Company valued the personal emergency response system devices, computer equipment and other equipment utilizing the cost approach at $12.7 million. The carrying value of the remainder of the property, plant and equipment, consisting primarily of buildings and land, is assumed to represent the fair value.
(5)    The allocation of consideration exchanged for intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$72,150
Trade name	Amortizable	3 years	890
Developed technology	Amortizable	3 years	2,550
			$75,590

The Company valued the payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and developed technology utilizing the cost approach.

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
(8)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis.

Pro Forma Financial Information (unaudited)

Assuming Care Finders and VRI had been acquired as of January 1, 2021, and the results of each had been included in operations beginning on January 1, 2021, the following table provides estimated unaudited pro forma results of operations for the three months ended March 31, 2022 and March 31, 2021 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	Three months ended March 31,
	2022	2021
	Actual	Pro Forma
Revenue	$574,475	$514,737
Income from continuing operations, net	318	19,265
Diluted earnings per share	$0.02	$1.34

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental pro forma earnings were adjusted to exclude the impact of historical interest expense of Care Finders and VRI of $1.3 million and $1.1 million, for the three months ended March 31, 2021.

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

The Company has determined each of the separate reportable segments based on the difference in services provided by each of the segments as provided in further detail below:

•NEMT - The Company's NEMT segment is its legacy segment and operates primarily under the brands Modivcare Solutions and Circulation. The NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and managed care organizations, or MCOs, in the U.S.;

•Personal Care - The Company's Personal Care segment began operations in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. The Personal Care segment operates under the brands Simplura and Care Finders and provides personal care to Medicaid patient populations in need of care monitoring and assistance performing activities of daily living;

•RPM - The Company's RPM segment began operations in September 2021 with the acquisition of VRI. The RPM segment operates under the VRI brand and is a provider of remote patient monitoring solutions, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions;

•Corporate - Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate segment that includes the costs associated with the Company's corporate operations. The operating results of our Corporate segment include our activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the Company's captive insurance program and the results of our Matrix investment. Prior to our segment reorganization, we reported our investment in Matrix as a separate operating segment, however based on how our CODM now views the business, along with the fact that the Matrix investment and all related activity are very minimal, it was determined that these results are reviewed in conjunction with the other corporate results of the business that are not attributable to one of the three operating segments. The Company reclassified certain costs associated with this reorganization for the three months ended March 31, 2021 to conform to this presentation.

The Company evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31, 2022
	NEMT	Personal Care	RPM	Corporate	Total
Service revenue, net	$400,920	$159,698	$13,857	$—	$574,475
Grant income (1)	—	468	—	—	468

Service expense	332,096	122,232	4,987	—	459,315
General and administrative expense	37,333	23,133	4,962	11,380	76,808
Depreciation and amortization	7,105	12,505	4,128	208	23,946
Operating income (loss)	$24,386	$2,296	$(220)	$(11,588)	$14,874

Equity in net loss (income) of investee, net of tax	$65	$—	$—	$(548)	$(483)
Equity investment	$—	$—	$—	$83,333	$83,333
Goodwill	$135,186	$552,833	$236,738	$30	$924,787
Total assets	$603,875	$1,024,013	$334,071	$151,025	$2,112,984

	Three months ended March 31, 2021
	NEMT	Personal Care	Corporate	Total
Service revenue, net	$343,416	$110,194	$—	$453,610
Grant income (1)	—	2,648	—	2,648

Service expense	272,416	87,917	—	360,333
General and administrative expense	27,987	15,029	11,909	54,925
Depreciation and amortization	7,312	4,927	—	12,239
Operating income (loss)	$35,701	$4,969	$(11,909)	$28,761

Equity in net income of investee, net of tax	$—	$—	$(3,241)	$(3,241)
Equity investment	$—	$—	$141,220	$141,220
Goodwill	$135,186	$309,711	$30	$444,927
Total assets	$589,047	$698,985	$243,743	$1,531,775

(1)    Grant income for the Personal Care segment includes provider relief funds received under the CARES Act. These funds are intended to support healthcare providers by reimbursing them for expenses incurred as a result of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

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

Revenue Contract Structure

NEMT Capitated Contracts

Under capitated contracts, payors pay a fixed amount per eligible member. Capitation rates are generally based on expected costs and volume of services. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

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

RPM Service Contracts

RPM service revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month based on enrolled membership. Consideration is generally fixed for each type of monitoring service and the contracts do not typically contain variable components of consideration. As such, the RPM segment recognizes revenue based on the monthly fee paid by customers.

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers for the three months ended March 31, 2022 and 2021 by contract type (in thousands):

	Three months ended March 31,
	2022	2021
NEMT capitated contracts	$335,718	$296,235
NEMT FFS contracts	65,202	47,181
Total NEMT segment revenue	400,920	343,416

Personal Care FFS contracts	159,698	110,194
RPM service contracts	13,857	—
Total service revenue, net	$574,475	$453,610

Payor Information
Service revenue, net, is derived from state Medicaid contracts, managed Medicaid and Medicare contracts (also known as MCOs), as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 10.4% and 8.8% was derived from one U.S. State Medicaid program for the three months ended March 31, 2022 and 2021, respectively. Of the Personal Care segment's revenue, 17.4% and 28.5% was derived from one U.S. State Medicaid program for the three months ended March 31, 2022 and 2021, respectively. Of the RPM segment's revenue, 22.3% was derived from one U.S. State Medicaid program for the three months ended March 31, 2022.

The following table summarizes disaggregated revenue from contracts with customers by payor type (in thousands):

	Three months ended March 31,
	2022	2021
State Medicaid contracts	$218,142	$203,320
Managed Medicaid contracts	285,600	206,294
Managed Medicare contracts	57,135	37,730
Private pay and other contracts	13,598	6,266
Total service revenue, net	$574,475	$453,610
During the three months ended March 31, 2022 and 2021, the Company recognized an increase of $1.2 million and a reduction of $3.3 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$235,589	$210,937
Reconciliation contracts receivable (1)	28,785	24,480
Allowance for doubtful accounts	(1,785)	(2,296)
Accounts receivable, net	$262,589	$233,121
(1)     Reconciliation contracts receivable primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables activity below.
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Accrued contract payables (1)	$314,126	$281,586
Long-term contract payables (2)	$1,893	$—
Deferred revenue, current	$5,648	$4,228

(1)     Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to lower activity as a result of COVID-19.

(2)     Long-term contract payables primarily represent liability reserves on certain risk corridor, profit rebate and reconciliation contracts that may be repaid in greater than 12 months.

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2021	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2022
Reconciliation contract payables	$22,035	$5,283	$(2,162)	$25,156
Profit rebate/corridor contract payables	246,424	30,142	(6,341)	270,225
Overpayments and other cash items	13,127	8,937	(1,426)	20,638
Total contract payables	$281,586	$44,362	$(9,929)	$316,019

Reconciliation contract receivables	$24,403	$4,973	$(1,043)	$28,333
Corridor contract receivables	77	375	—	452
Total reconciliation contract receivables	$24,480	$5,348	$(1,043)	$28,785

6.    Equity Investment

As of March 31, 2022 and December 31, 2021, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying unaudited condensed consolidated statements of operations. During the year ended December 31, 2021, Matrix recorded asset impairment charges of $111.4 million. No asset impairment charges were recorded for the three months ended March 31, 2022 or March 31, 2021.

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

The Company's gross share of its investment in Matrix was income of $0.8 million and income of $4.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively, which is presented net of tax on our unaudited condensed consolidated statements of operations for income of $0.5 million and income of $3.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2022 and December 31, 2021 totaled $83.3 million and $83.1 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$131,300	$124,081
Long-term assets	$476,573	$482,063
Current liabilities	$62,238	$57,048
Long-term liabilities	$337,901	$340,448

	Three months ended March 31,
	2022	2021
Revenue	$85,753	$124,042
Operating income	$2,645	$16,092
Net income (loss)	$(1,317)	$8,613

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid income taxes	$8,646	$13,848
Deferred financing costs on credit facility	3,789	1,480
Prepaid insurance	2,962	9,487
Inventory	903	1,458
Prepaid rent	227	265
Other prepaid expenses	17,141	12,013
Total prepaid expenses and other current assets	$33,668	$38,551

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and related liabilities (1)	$47,662	$54,564
Accrued interest	26,461	12,826
Accrued legal fees	16,299	5,081
Accrued operating expenses	14,482	14,457
Insurance reserves	11,554	10,152
Deferred acquisition payments	3,918	3,578
Accrued cash settled stock-based compensation	23	183
Union pension obligation	6,534	6,629
Other	11,138	12,093
Total accrued expenses and other current liabilities	$138,071	$119,563

(1)     Accrued compensation and related liabilities include deferred payroll taxes, which are deferred as a result of the CARES Act. The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of $12.3 million related to the deferral of employer payroll taxes as of March 31, 2022 and December 31, 2021.

9.    Debt

Senior Unsecured Notes

Senior unsecured notes as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	March 31, 2022	December 31, 2021
$500.0 million 5.875% due November 15, 2025	11/4/2020	$489,034	$488,368
$500.0 million 5.000% due October 1, 2029	8/24/2021	$487,199	$486,857

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of March 31, 2022, $23.8 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The Company was in compliance with all covenants as of March 31, 2022.

Credit Facility

On February 3, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. At closing of the New Credit Agreement, the Company had $24.0 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). The New Credit Facility replaces the Credit Facility under the Credit Agreement, which was terminated concurrently with the Company's entry into the New Credit Agreement.

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

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the New Credit Agreement, in each case, plus an applicable margin. The applicable margin ranges from 1.75% to 3.50% in the case of Term Benchmark loans or RFR loans, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, in each case, based on the Company’s total net leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans, on the last day of the relevant interest period in the case of Term Benchmark loans, and monthly in arrears in the case of RFR loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s total net leverage ratio.

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

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2022.

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

Stock options. The Company recognized stock-based compensation expense for non-qualified stock options (“NQs”) of $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, in general and administrative expense. At March 31, 2022, the Company had 323,895 stock options outstanding with a weighted-average exercise price of $93.66.

Restricted stock and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") of $1.1 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, in general and administrative expense. The Company had 7,344 unvested RSAs and 83,544 unvested RSUs outstanding at March 31, 2022 with a weighted-average grant date fair value of $81.11 and $113.28, respectively.

Performance-based share awards. These awards include RSUs. The purpose of such awards is to align management’s compensation with our financial performance and other operational objectives and to retain key employees over a specified performance period. Awards granted under this category are based on the achievement of various targeted metrics as defined by the Plan. Stock-based compensation expense related to these awards is recognized over a three-year vesting period under the straight-line attribution method if and when we conclude that it is probable that the performance conditions will be achieved. The Company recorded $0.3 million of stock-based compensation expense as of March 31, 2022 related to the awards, with the remaining portion expected to be recognized over the 3-year requisite service period.

11.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net income	$318	$18,840

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,023,585	14,158,666
Effect of dilutive securities:
Common stock options	74,296	147,227
Restricted stock	25,944	56,333
Performance contingent shares	19,723	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,143,548	14,362,226

Earnings per share:
Basic earnings per share	$0.02	$1.33
Diluted earnings per share	$0.02	$1.31

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2022	2021
Stock options to purchase common stock	109,085	24,211

Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through March 31, 2021, 94,235 shares were repurchased under the program for $14.5 million. No repurchase program was authorized as of March 31, 2022.

12.    Income Taxes

The Company’s effective tax rate for continuing operations for the three months ended March 31, 2022 was a benefit of 68.6%. The effective tax rate for continuing operations for the three months ended March 31, 2021 was 23.3%. For the three months ended March 31, 2022, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and favorable adjustments related to stock compensation. For the three months ended March 31, 2021, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35.0% to 21.0% and provided that U.S. NOLs incurred after 2017 could only be carried forward to offset future taxable income. However, pursuant to the CARES Act, which was enacted on March 27, 2020, the Company carried its 2018 NOL back five years. As of March 31, 2022, the Company has received all of the $27.3 million receivable for the 2018 U.S. NOL carryback.

13.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits. Unless otherwise expressly stated, our management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company.

On August 6, 2020, LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff’s deadline to move for class certification is June 20, 2022, and ModivCare Solutions’ opposition to class certification is due August 2, 2022. ModivCare Solutions believes it will be able to successfully oppose class certification of this action after discovery and in any event intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

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

14.    Transactions with Related Parties

Cash-Settled Awards

On an annual basis, the Company grants stock equivalent unit awards (“SEUs”) to Coliseum Capital Management, LLC (“Coliseum”) as compensation for the board of directors’ service of Christopher Shackelton, Chairman of the Board, for his service on the Board in lieu of the restricted share awards that are given to our other non-employee directors. These SEUs typically have a one-year vesting schedule and are paid out in cash upon vesting based upon the closing price of the Company’s common stock on the date of vesting. On February 7, 2022, the Company granted Coliseum 1,223 SEUs under this program. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of one year. The liability for unvested SEU awards of $0.2 million at December 31, 2021, is reflected in “Accrued expenses and other current liabilities” in the unaudited condensed consolidated balance sheets. There is no material liability for unvested SEU awards as of March 31, 2022.

In addition, on September 11, 2014, the Company granted 200,000 stock option equivalent units (“SOEUs”) to Coliseum at an exercise price of $43.81 per share that were fully vested. The SOEUs were accounted for as liability awards, with the recorded expense adjustment attributable to the Company’s change in stock price from the previous reporting period. On August 12, 2021, Coliseum exercised all of the SOEUs at a stock price of $182.73 per share for a total cash settlement of $27.8 million. At March 31, 2022, and December 31, 2021, there were no SOEU's outstanding.

15.    Subsequent Events

The Company has evaluated events and transactions subsequent to the Company's unaudited condensed consolidated balance sheet date and prior to the date of issuance. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the unaudited condensed consolidated balance sheet date and prior to the date of issuance that would require recognition or disclosure in these financial statements, other than those noted below.

The Company and its insurance carriers have agreed to settle subsequent to the balance sheet date a case arising out of an automobile accident in Texas and this settlement has been accrued on our unaudited condensed consolidated balance sheets as of March 31, 2022 for $8.0 million. The cost of this settlement is covered substantially by the Company’s insurance policies, and thus the liability and related insurance receivables have been accrued, with minimal impact to expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2022 and 2021, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2021. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q1 2022 and Q1 2021 mean the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other factors are those summarized under the caption “Summary Risk Factors” in Part I, and described in further detail under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 31, 2021. Hyperlinks to such sections of our Annual Report are contained in the text included within the quotation marks.

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

Overview of Our Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their patients. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations.

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
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and
•State Medicaid programs, Medicaid Managed Care Organizations (“MCOs”) and Medicare Advantage plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

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

Critical Accounting Estimates and Policies

There have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2021. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2021.

Change in Accounting Estimate

During the first quarter, the Company completed an assessment of the useful lives of our intangible assets and adjusted the estimated useful life of the Simplura trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders. Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the three months ended March 31, 2022 was an increase in amortization expense of $3.6 million, or $0.25 per common share outstanding.

Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three months ended March 31, 2022.

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

Grant Income

Grant Income. The Company has received distributions of the CARES Act PRF targeted to offset lost revenue and expenditures incurred in connection with the COVID-19 pandemic.

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

Other Expenses

Interest expense, net. Interest expense consists principally of interest payments on the Company’s borrowings outstanding at March 31, 2022 under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment.

Income tax provision (benefit). The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

We operate in four reportable business segments: NEMT, Personal Care, RPM, and Corporate. The NEMT segment consists of our legacy operations, which provides non-emergency medical transportation services throughout the country. Our Personal Care segment provides non-medical personal care and home health services and is composed of the operations from two acquisitions: Simplura on November 18, 2020, and Care Finders on September 14, 2021. Our RPM segment provides remote patient monitoring solutions and was developed through our acquisition of VRI on September 22, 2021. The operating results of our NEMT, Personal Care and RPM segments include revenue and expenses incurred by the segment.

Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate segment that includes the costs associated with the Company's corporate operations. The operating results of our Corporate segment include our activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the Company's captive insurance program and the results of our Matrix investment. Prior to our segment reorganization, we reported our investment in Matrix as a separate operating segment, however based on how our CODM now views the business, along with the fact that the Matrix investment and all related activity are very minimal, it was determined that these results are reviewed in conjunction with the other corporate results of the business that are not attributable to one of the three operating segments. See Note 4, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Q1 2022 compared to Q1 2021

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q1 2022 and Q1 2021 (in thousands):

	Three months ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$574,475	100.0%	$453,610	100.0%
Grant income	468	0.1%	2,648	0.6%

Operating expenses:
Service expense	459,315	80.0%	360,333	79.4%
General and administrative expense	76,808	13.4%	54,925	12.1%
Depreciation and amortization	23,946	4.2%	12,239	2.7%
Total operating expenses	560,069	97.5%	427,497	94.2%

Operating income	14,874	2.6%	28,761	6.3%

Other expenses:
Interest expense, net	15,400	2.7%	8,423	1.9%
Income (loss) before income taxes and equity method investment	(526)	(0.1)%	20,338	4.5%
Provision (benefit) for income taxes	(361)	(0.1)%	4,739	1.0%
Equity in net income of investee, net of tax	(483)	(0.1)%	(3,241)	(0.7)%
Net income	$318	0.1%	$18,840	4.2%

Service revenue, net. Consolidated service revenue, net for Q1 2022 increased $120.9 million, or 26.6%, compared to Q1 2021. Service revenue, net, for our NEMT segment increased by $57.5 million, primarily due to higher trip volume and higher membership when compared to Q1 2021. Service revenue, net, further increased incrementally by $49.5 million for our Personal Care segment, of which $44.4 million was related to the inclusion of the operating results of Care Finders which was acquired in September 2021. Service revenue, net also increased due to the inclusion of $13.9 million for our RPM segment due to the inclusion of the operating results of VRI which was acquired in September 2021. See our Results of Operations, Segments, for further discussion.

Grant income. The Company received distributions of approximately $0.5 million during the three months ended March 31, 2022 compared to $2.6 million during the three months ended March 31, 2021 related to the receipt of payments from the COVID-19 Provider Relief Fund which was received for our Personal Care segment and is available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19, and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Three months ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$277,947	48.4%	$223,294	49.2%
Payroll and related costs	167,507	29.2%	125,112	27.6%
Other service expenses	13,861	2.4%	11,927	2.6%
Total service expense	$459,315	80.0%	$360,333	79.4%

Service expense for Q1 2022 increased $99.0 million, or 27.5%, compared to Q1 2021 primarily due to higher purchased services costs in the NEMT segment of $54.7 million due to higher third-party transportation costs and associated payroll costs in our contact centers. Transportation and payroll costs increased primarily as a result of higher trip volume across multiple contracts and higher wage rates. This increase was also driven by higher payroll and related costs of $34.3 million in our Personal Care segment, of which $31.9 million is related to the Care Finders acquisition in September 2021.

General and administrative expense. General and administrative expense for Q1 2022 increased $21.9 million, or 39.8%, compared to Q1 2021. The increase was primarily attributable to an increase of $13.5 million in general and administrative costs related to the operations of Care Finders in the Personal Care segment and VRI in the RPM segment, both of which were acquired during September 2021, offset by a decrease in general and administrative expense at Simplura. General and administrative expense for the NEMT segment increased by $9.3 million. See our Results of Operations, Segments for further discussion.

Depreciation and amortization. Depreciation and amortization for Q1 2022 increased $11.7 million or 95.7% compared to Q1 2021 primarily as a result of $8.2 million of additional amortization in the Personal Care and RPM segments associated with intangible assets purchased in the Care Finders and VRI acquisitions, and $3.6 million of additional amortization in the Personal Care segment related to additional amortization related to Simplura intangible assets. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

Interest expense, net. Interest expense, net, for Q1 2022 and Q1 2021 was $15.4 million and $8.4 million, respectively. Interest expense increased as a result of the issuance of $500.0 million of Senior Unsecured Notes due 2029 ("the 2029 Notes"), issued in August 2021. We incurred $8.0 million of interest expense related to the Notes due 2025 and $6.7 million related to the Notes due 2029 in Q1 2022. The remainder of the interest expense in Q1 2022 is related to interest and fees on the credit facility. Interest expense is recorded at our corporate segment and is not included in the operating results of the three operating segments.

Equity in net loss (income) of investee. Our equity in net income of investee for Q1 2022 of $0.5 million and net income of $3.2 million for Q1 2021 was a result of our proportional share of the net income or loss of Matrix and our proportional share of the net loss of our investment in a captive insurance program. Matrix's decrease in net income in Q1 2022 was mainly the result of the operations of its Clinical Solutions business unit which was negatively impacted by a decline in COVID-19 testing and screening within Employee Health, coupled with a decrease in COVID-19 related work in Clinical Trials.

Provision (benefit) for income taxes. Our effective tax rate from continuing operations for Q1 2022 and Q1 2021 was a benefit of 68.6% and a provision of 23.3%, respectively. For Q1 2022, the effective tax rate on the tax benefit was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and favorable adjustments related to stock compensation. For Q1 2021, the effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes.

Results of Operations - Segments

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

NEMT Segment

	March 31,
	2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$400,920	100.0%	$343,416	100.0%

Service expense	332,096	82.8%	272,416	79.3%
General and administrative expense	37,333	9.3%	27,987	8.1%
Depreciation and amortization	7,105	1.8%	7,312	2.1%
Operating income	$24,386	6.1%	$35,701	10.4%

The non-emergency medical transportation (“NEMT”) segment, which operates under the brands ModivCare Solutions and Circulation, is the largest manager of NEMT programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, increased by $57.5 million and 16.7%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase is primarily attributable to a 7.4% increase in trip volume and higher rates per member as compared to the three months ended March 31, 2021. Trip volume increased for the three months ended March 31, 2022 when compared to 2021, as trip volume was depressed in the prior year due to the impact of COVID-19. While a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes, we have certain contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced positive impacts to revenue due to higher trip volumes.

Service expense. Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $59.7 million and 21.9% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily related to higher purchased services of $54.7 million related to an increase in transportation costs and associated payroll costs in our contact centers due to higher trip volume in the current year.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $9.3 million and 33.4% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily as a result of $6.9 million related to higher salary costs and $3.0 million related to software and hardware maintenance.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.2 million and 2.8% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as a result of certain intangible assets being fully amortized during 2021.

Personal Care Segment

	March 31,
	2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$159,698	100.0%	$110,194	100.0%
Grant income	468	0.3%	2,648	2.4%

Service expense	122,232	76.5%	87,917	79.8%
General and administrative expense	23,133	14.5%	15,029	13.6%
Depreciation and amortization	12,505	7.8%	4,927	4.5%
Operating income	$2,296	1.4%	$4,969	4.5%

Our Personal Care segment was established in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. Our Personal Care segment’s services include placements of non-medical personal care assistants and home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. The quarter over quarter fluctuations include incremental changes from the acquisition of Care Finders, as there was only Simplura activity in 2021 and both Simplura and Care Finders activity in 2022.

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue being driven by hours worked by the personal care providers. Service revenue increased by $49.5 million or 44.9% period over period, primarily due to incremental revenue from the Care Finders acquisition of $44.4 million. The remainder of the increase in service revenue is attributable to Simplura, due to higher hours worked by personal care providers in Q1 2022 as compared to Q1 2021.

Grant Income. In the three months ended March 31, 2022, the Company received distributions of the CARES Act Provider Relief Fund of approximately $0.5 million targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic compared to distributions of approximately $2.6 million during the three months ended March 31, 2021. This income is lower due to phasing out of CARES Act funding as the COVID-19 pandemic winds down.

Service expense. Service expense for our personal care segment primarily consists of salaries for the employees providing the personal care services and it typically trends with the number of hours worked. Service expense increased by $34.3 million and 39.0% primarily as a result of incremental expense of $31.9 million related to the Care Finders acquisition. The remainder of the increase is related to increased pay rates for the personal care providers for the legacy Simplura business.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $8.1 million and 53.9% primarily related to incremental costs from the acquisition of Care Finders of $8.6 million, offset by a decrease of $0.5 million at Simplura due to synergies obtained during the integration.

Depreciation and amortization expense. Depreciation and amortization expense increased by $7.6 million and 153.8% from Q1 2021 to Q1 2022. The increase in this expense is primarily due to amortization expense on the intangible assets brought on under the Care Finders acquisition of $4.0 million, as well as the additional amortization expense of $3.6 million related to the change in useful lives of Simplura intangible assets as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

RPM Segment

	March 31,
	2022
	Amount	% of Segment Revenue
Service revenue, net	$13,857	100.0%

Service expense	4,987	36.0%
General and administrative expense	4,962	35.8%
Depreciation and amortization	4,128	29.8%
Operating income	$(220)	(1.6)%

Our Remote Patient Monitoring segment was established in September 2021 with the acquisition of VRI. VRI is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, from MCO contracts accounted for 47.2% of service revenue, net, for the three months ended March 31, 2022, while U.S. State Medicaid program contracts accounted for 34.1% of service revenue, net for the three months ended March 31, 2022. The remainder of the RPM segment revenue is derived from private pay and other contracts.

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

Cash flow from operating activities during the three months ended March 31, 2022 was $69.1 million. Our balance of cash and cash equivalents, including restricted cash, was $194.5 million and $133.4 million at March 31, 2022 and December 31, 2021, respectively. We had restricted cash of $0.4 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions, repurchases of our common stock, investments in our business and possible refinancing activity. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on terms acceptable to us at the time or at all.

YTD 2022 cash flows compared to YTD 2021

Operating activities. Cash provided by operating activities was $69.1 million and $134.6 million for YTD 2022 and YTD 2021, respectively. The decrease of $65.5 million was primarily a result of a decrease in cash provided by changes in working capital of $56.3 million. The working capital changes were related to a decrease in the change in accrued contract payables of $37.1 million primarily related to lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes in YTD 2022 and a decrease in the change in accounts receivable and other receivables of $28.8 million. These working capital decreases were partially offset by an increase in the change in accrued transportation costs of $12.7 million primarily related to higher trip volume and unit cost in YTD 2022. The remaining decrease in cash flow provided by operating activities was a result of the decrease in net income of $18.5 million, primarily from higher operating expenses, offset by an increase in amortization of $10.0 million due to the intangible assets brought on under the Care Finders and VRI acquisitions in Q3 2021.

Investing activities. Net cash used in investing activities of $8.6 million in YTD 2022 increased by $3.2 million as compared to YTD 2021 as a result of purchases of property and equipment primarily related to leasehold improvements and property and equipment purchases by Care Finders and VRI which were acquired in Q3 2021.

Financing activities. Net cash provided by financing activities of $0.6 million in YTD 2022 increased by $13.5 million as compared to net cash used in financing activities during YTD 2021 of $12.9 million. The change was primarily due to the Company not participating in a stock repurchase program during YTD 2022 as compared to YTD 2021 during which cash paid to repurchase common stock was $14.5 million. See Note 11, Earnings (Loss) Per Share, for further information on the stock buyback.

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

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the New Credit Agreement, in each case, plus an applicable margin. The applicable margin ranges from 1.75% to 3.50% in the case of Term Benchmark loans or RFR loans, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, in each case, based on the Company’s total net leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans, on the last day of the relevant interest period in the case of Term Benchmark loan, and monthly in arrears in the case of RFR loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s total net leverage ratio.

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

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million.

We were in compliance with all covenants under the credit agreement as of March 31, 2022.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $194.1 million and accounts receivable and other receivables of $280.9 million. Liquid liabilities totaled $731.3 million at year end as detailed in the table below. Other sources of liquidity include our New Credit Facility of $325.0 million.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations of $69.1 million, debt financing, and our New Credit Facility of $325.0 million. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

The Company has cash requirements of $731.3 million due in one year or less in addition to $1,372.6 million due in more than one year as of March 31, 2022. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of March 31, 2022 (in thousands):

	At March 31, 2022
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes (1)	$1,000,000	$—	$1,000,000
Contracts payable (2)	316,019	314,126	1,893
Interest (1)	293,087	54,375	238,712
Transportation costs (3)	107,190	107,190	—
Deferred tax liabilities (4)	88,025	—	88,025
Operating leases (5)	52,353	8,844	43,509
Guarantees (6)	47,066	46,566	500
Letters of credit (6)	24,045	24,045	—
Other current cash obligations (7)	176,122	176,122	—
Total	$2,103,907	$731,268	$1,372,639

(1)See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments are typically paid semi-annually in arrears and have been calculated at the rates fixed as of March 31, 2022.
(2)See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.
(3)See Note 1 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 for further detail of our accrued transportation cost.

(4)See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our deferred tax liabilities.
(5)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 18 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 for further detail of our operating leases.
(6)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our Credit Facility and reduced our availability under the related Credit Agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(7)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of March 31, 2022, including accounts payable and accrued expenses as detailed at Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements”.

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

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at March 31, 2022.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2022. Based upon this evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2022 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred, other than those efforts related to the remediation of the material weaknesses identified at December 31, 2021.

Management is in the process of documenting remediation plans and preliminary remediation dates. The preliminary plan includes the hiring of a third party to lead the remediation efforts as well as additional resources within the organization to help mitigate risks previously identified. Key focus areas have been identified as general information technology control (GITC) deficiencies, payroll controls, revenue process controls and risk assessment related controls. Management will continue to monitor the progress of these efforts to ensure timely remediation.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on us due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Interested parties should refer to Note 13, Commitments and Contingencies, in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. The discussion of the risks included under that caption in our Annual Report remains current in all material respects, and there have been no material changes from the risk factors disclosed in the Annual Report. The risk factors that we have discussed do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

10.1	Form Performance Restricted Stock Unit Agreement

10.2
Credit Agreement dated as of February 3, 2022, among the Company, the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 4, 2022).

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

ModivCare Inc.

Date: May 4, 2022	By:	/s/ Daniel E. Greenleaf
Daniel E. Greenleaf Chief Executive Officer
(Duly Authorized Officer)

Date: May 4, 2022	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)