Form 10-Q
period 2022-06-30
ModivCare Inc
filed 2022-08-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34221

ModivCare Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0845127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 6900 E Layton Avenue, 12th Floor, Denver, Colorado           80237
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

As of July 29, 2022, there were 14,050,626 shares outstanding (excluding treasury shares of 5,427,687) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.

ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$87,956	$133,139
Accounts receivable, net of allowance of $2,006 and $2,296, respectively	272,402	233,121
Other receivables	6,667	4,740
Prepaid expenses and other current assets	28,731	38,551
Restricted cash	28	283
Total current assets	395,784	409,834
Property and equipment, net	62,739	53,549
Goodwill	968,476	924,787
Payor network, net	424,371	425,516
Other intangible assets, net	56,135	64,697
Equity investment	80,364	83,069
Operating lease right-of-use assets	40,326	43,750
Other assets	31,368	22,223
Total assets	$2,059,563	$2,027,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,622	$8,690
Accrued contract payables	278,052	281,586
Accrued transportation costs	131,282	103,294
Accrued expenses and other current liabilities	123,503	123,791
Current portion of operating lease liabilities	9,973	9,873
Total current liabilities	553,432	527,234
Long-term debt, net of deferred financing costs of $22,739 and $24,775, respectively	977,261	975,225
Deferred tax liabilities	80,119	94,611
Long-term contract payables	3,686	—
Operating lease liabilities, less current portion	32,508	34,524
Other long-term liabilities	30,617	22,564
Total liabilities	1,677,623	1,654,158
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,627,608 and 19,589,422, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	436,084	430,449
Retained earnings	215,475	211,829
Treasury shares, at cost, 5,574,484 and 5,568,983 shares, respectively	(269,639)	(269,031)
Total stockholders’ equity	381,940	373,267
Total liabilities and stockholders’ equity	$2,059,563	$2,027,425

 See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service revenue, net	$628,215	$474,448	$1,202,690	$928,058
Grant income (Note 2)	3,330	852	3,798	3,500

Operating expenses:
Service expense	504,230	379,565	963,545	739,898
General and administrative expense	79,411	56,465	156,219	111,390
Depreciation and amortization	24,758	11,820	48,704	24,059
Total operating expenses	608,399	447,850	1,168,468	875,347

Operating income	23,146	27,450	38,020	56,211

Other expenses:
Interest expense, net	15,472	8,287	30,872	16,710
Income before income taxes and equity method investment	7,674	19,163	7,148	39,501
Provision for income taxes	2,291	5,671	1,930	10,410
Equity in net loss (income) of investee, net of tax	2,055	(180)	1,572	(3,421)
Net income	$3,328	$13,672	$3,646	$32,512

Earnings per common share:
Basic	$0.24	$0.97	$0.26	$2.30
Diluted	$0.24	$0.96	$0.26	$2.27

Weighted-average number of common shares outstanding:
Basic	14,047,459	14,025,325	14,035,588	14,151,946
Diluted	14,115,471	14,175,594	14,122,730	14,329,794

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2022	2021
Operating activities
Net income	$3,646	$32,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,453	5,409
Amortization	39,251	18,650
Provision for doubtful accounts	(2,006)	(1,875)
Stock-based compensation	4,496	2,659
Deferred income taxes	(14,493)	(2,843)
Amortization of deferred financing costs and debt discount	2,651	1,739
Equity in net (income) loss of investee	2,358	(4,770)
Reduction of right-of-use assets	5,757	7,341
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(35,881)	(26,112)
Prepaid expenses and other	3,246	(6,943)
Income tax refunds on sale of business	—	10,863
Accrued contract payables	152	125,120
Accounts payable and accrued expenses	785	812
Accrued transportation costs	27,988	8,941
Other long-term liabilities	3,803	(2,390)
Net cash provided by operating activities	51,206	169,113
Investing activities
Purchase of property and equipment	(15,899)	(8,132)
Acquisition, net of cash acquired	(78,861)	(15,843)
Net cash used in investing activities	(94,760)	(23,975)
Financing activities
Proceeds from debt	100,000	—
Repayment of debt	(100,000)	—
Repurchase of common stock, for treasury	—	(39,040)
Debt issuance costs	(2,415)	—
Proceeds from common stock issued pursuant to stock option exercise	1,138	2,335
Restricted stock surrendered for employee tax payment	(607)	(820)
Other financing activities	—	(41)
Net cash used in financing activities	(1,884)	(37,566)
Net change in cash, cash equivalents and restricted cash	(45,438)	107,572
Cash, cash equivalents and restricted cash at beginning of period	133,422	183,356
Cash, cash equivalents and restricted cash at end of period	$87,984	$290,928

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Six months ended June 30,
Supplemental cash flow information	2022	2021
Cash paid for interest	$30,840	$16,207
Cash paid for income taxes	$2,017	$5,238
Assets acquired under operating leases	$2,333	$22,204
Acquisitions:
Purchase price	$79,188	$—
Less:
Cash acquired	327	—
Acquisitions, net of cash acquired	$78,861	$—

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Six months ended June 30, 2022

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net income	—	—	—	318	—	—	318
Stock-based compensation	—	—	1,963	—	—	—	1,963
Exercise of employee stock options	20,683	—	1,138	—	—	—	1,138
Restricted stock issued	16,306	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,179	(572)	(572)
Shares issued for bonus settlement and director stipends	732	—	86	—	—	—	86
Balance at March 31, 2022	19,627,143	$20	$433,636	$212,147	5,574,162	$(269,603)	$376,200
Net income	—	—	—	3,328	—	—	3,328
Stock-based compensation	—	—	2,363	—	—	—	2,363
Exercise of employee stock options	16	—	—	—	—	—	—
Restricted stock forfeited	(551)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	322	(36)	(36)
Shares issued for bonus settlement and director stipends	1,000	—	85	—	—	—	85
Balance at June 30, 2022	19,627,608	$20	$436,084	$215,475	5,574,484	$(269,639)	$381,940

	Six months ended June 30, 2021

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net income	—	—	—	18,840	—	—	18,840
Stock-based compensation	—	—	1,149	—	—	—	1,149
Exercise of employee stock options	36,338	—	2,286	—	—	—	2,286
Restricted stock issued	15,821	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	4,253	(721)	(721)
Shares issued for bonus settlement and director stipends	260	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	94,235	(14,450)	(14,450)
Balance at March 31, 2021	19,623,017	$20	$424,791	$237,254	5,385,771	$(243,312)	$418,753
Net income	—	—	—	13,672	—	—	13,672
Stock-based compensation	—	—	1,416	—	—	—	1,416
Exercise of employee stock options	866	—	49	—	—	—	49
Restricted stock forfeited	(55,162)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	713	(99)	(99)
Shares issued for bonus settlement and director stipends	324	—	56	—	—	—	56
Stock repurchase plan	—	—	—	—	175,173	(24,590)	(24,590)
Balance at June 30, 2021	19,569,045	$20	$426,312	$250,926	5,561,657	$(268,001)	$409,257

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2022

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic and the measures enacted by state and government officials to prevent, prepare for, and respond to COVID-19 or slow its spread have had an ongoing adverse impact on the Company’s business, as well as its patients, communities, and employees. With ongoing uncertainties around the duration and magnitude of the pandemic, the ultimate impact to the business remains uncertain. Accordingly, the COVID-19 pandemic could continue to have an adverse impact on the Company's financial statements with potential for (i) labor shortages or other disruptions that impact our ability to provide services, and (ii) decreased member comfort leaving the house to obtain transportation for non-emergency medical purposes; among other things. Despite ongoing uncertainties, the Company’s priorities throughout the COVID-19 pandemic remain intact with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and supporting the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the CARES Act and the American Rescue Plan Act of 2021 ("ARPA"). Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). The Government further initiated ARPA which established the Coronavirus State and Local Fiscal Recovery Fund ("CSLERF") to send relief payments to state and local governments impacted by the pandemic to assist with responding to the public health emergency (“PHE”) including the economic hardships that continue to impact communities and to respond to workers performing essential work during the COVID-19 PHE, including providers.

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

Changes in Accounting Estimate

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets and intangible assets on an ongoing basis. As a result of this review, the Company adjusted the estimated useful life of the Simplura trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders Total Care, LLC ("Care Finders"). Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the three and six months ended June 30, 2022 was an increase in amortization expense of $3.6 million, a decrease in net income of $2.5 million, and a decrease in earnings per share of $0.18 per diluted common share outstanding, and an increase in amortization expense of $7.1 million, a decrease in net income of $5.0 million, and a decrease in earnings per share of $0.36 per diluted common share outstanding, respectively.

Government Grants

The Company has received government grants under the CARES Act PRF and the ARPA CSLERF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. Under these acts, the Company received distributions of approximately $6.2 million and $0.9 million during the three months ended June 30, 2022 and June 30, 2021, respectively, and $9.0 million and $3.5 million during the six months ended June 30, 2022 and June 30, 2021, respectively. Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery. We recognize distributions from government grants on a systematic basis in line with the loss of revenues or recognition of expenses for which the grants are intended to compensate.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including that the funds are being used for health care related expenses and lost revenues attributable to COVID-19, as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. As a condition to receiving CSLERF, providers must agree to use the funds to respond to the PHE or its negative economic impacts, to respond to workers performing essential work by providing premium pay to eligible workers and to offset reduction in revenue due to the COVID-19 PHE. All recipients of CSLERF payments are required to comply with the reporting requirements described in the terms and conditions as determined by the Department of the Treasury. To the Company’s knowledge, audits have not been performed and it is uncertain as to whether any audits will occur or what the associated guidelines will be.

The Company recognizes grant payments as grant income when there is reasonable assurance that it has complied with the conditions associated with the grant.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $12.3 million related to the deferral of employer payroll taxes as of June 30, 2022 and December 31, 2021 under the CARES Act which is recorded in accrued expenses on the unaudited condensed consolidated balance sheets. This balance is expected to be paid in the fourth quarter of 2022.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the six months ended June 30, 2022:

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

Business Combinations

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

The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 14, 2021 (in thousands):

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
(4)     Given the short-term nature of the balance of inventories, the carrying value represents the fair value.
(5)     The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) were recorded at $1.9 million based on market rates available to the Company during the preliminary purchase price allocation.
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
(9)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable as well as certain other current and non-current liabilities as of the acquisition date.

(10)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis.

VRI Intermediate Holdings, LLC

On September 22, 2021, the Company acquired VRI, a provider of remote patient monitoring solutions that manages a comprehensive suite of services including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. The acquisition of VRI accelerates the Company's strategy to build a holistic suite of supportive care solutions that address SDoH, introduces new technology-enabled in-home solutions that deepen the Company's engagement with payors and patients, and adds a new suite of services and operating team to advance the Company's broader technology and data strategy.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of VRI for $314.6 million (a preliminary purchase price of $317.5 million less $2.9 million of cash that was acquired).

The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 22, 2021 (in thousands):

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
(2)     Given the short-term nature of the balance of inventories, the carrying value represents the fair value.
(3)     Given the short-term nature of the balance of prepaid expenses, the carrying value represents the fair value.
(4)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment, buildings and other equipment. The Company valued the personal emergency response system devices, computer equipment and other equipment utilizing the cost approach at $12.7 million. The carrying value of the remainder of the property, plant and equipment, consisting primarily of buildings and land, is assumed to represent the fair value. Management's assessment of the accounting treatment for PP&E is on-going.
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
(7)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable as well as certain other current and non-current liabilities as of the acquisition date.
(8)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis.

Guardian Medical Monitoring

On May 11, 2022, the Company acquired Guardian Medical Monitoring ("GMM"), a provider of remote patient monitoring solutions that manages a comprehensive suite of services including personal emergency response systems and medication management. The acquisition of GMM supports the Company's strategy to expand its RPM segment and enhances the Company's suite of supportive care solutions that address SDoH.

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of GMM for $71.3 million (a preliminary purchase price of $71.6 million less $0.3 million of cash that was acquired).

The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of May 11, 2022 (in thousands):

Cash	$327
Accounts receivable (1)	2,972
Prepaid expenses and other (2)	770
Property and equipment (3)	2,744
Intangible assets (4)	21,950
Goodwill (5)	43,689
Accounts payable (6)	(281)
Accrued expenses and other current liabilities (6)	(577)
Total of assets acquired less liabilities assumed	$71,594

The acquisition method of accounting incorporates fair value measurements that can be highly subjective, and it is possible the application of reasonable judgment could develop different assumptions resulting in a range of alternative estimates using the same facts and circumstances. Upon finalization of the preliminary items noted below there may be related adjustments to certain of such items and to goodwill and income taxes. All items are expected to be finalized by the second quarter of 2023.

(1)    Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. This estimate is preliminary as the Company's evaluation of the collectability of receivables is ongoing.
(2)     Given the short-term nature of the balance of prepaid expenses and other assets, the carrying value represents the fair value.
(3)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment and furniture and fixtures. The Company valued the personal emergency response system devices utilizing the cost approach. The carrying value of the remainder of the property, plant and equipment, consisting primarily of computer equipment and furniture and fixtures, is assumed to represent the fair value. Management's assessment of the accounting treatment for PP&E is on-going.
(4)    The preliminary allocation of consideration exchanged for intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$21,600
Trade name	Amortizable	2 years	350
			$21,950

The Company valued the payor network utilizing the multi-period excess earnings method and trade names utilizing the relief-from-royalty method.

(5)     The acquisition preliminarily resulted in $43.7 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. The amount of goodwill deductible for tax purposes has yet to be determined.
(6)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable and accrued expenses and other current liabilities as of the acquisition date.

Pro Forma Financial Information (unaudited)

Assuming Care Finders, VRI, and GMM had been acquired as of January 1, 2021, and the results of each had been included in operations beginning on January 1, 2021, the following table provides estimated unaudited pro forma results of operations for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$632,807	$544,720	$1,211,757	$1,063,774
Income from continuing operations, net	5,918	15,458	7,227	31,109
Diluted earnings per share	$0.42	$1.08	$0.51	$2.17

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental pro forma earnings were adjusted to exclude the impact of historical interest expense of Care Finders and VRI of $1.3 million and $1.1 million, respectively, for the three months ended June 30, 2021 and $2.6 million and $2.1 million, respectively, for the six months ended June 30, 2021.

Acquisition-related costs of approximately $1.6 million for GMM were expensed as incurred, recorded in selling, general and administrative expenses during the period ended June 30, 2022, and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs consisted of professional fees for advisory, consulting, and underwriting services as well as other incremental costs directly related to the acquisition.

Asset Acquisition

On May 30, 2022, the Company entered into an asset purchase agreement with a private entity to purchase certain customer contracts. Pursuant to the purchase agreement, the contracts were acquired for total preliminary consideration of $7.6 million in cash, subject to certain adjustments.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The preliminary fair value of the net consideration is fully allocated to a payor network intangible asset recorded at the personal care segment and will be amortized over a period of 6 years.

4.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its chief operating decision maker ("CODM") determines the allocation of resources and assesses the performance of the Company’s operations. The Company's CODM manages the Company under four reportable segments.

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

The Company has determined each of the separate reportable segments based on the difference in services provided by each of the segments as provided in further detail below:

•NEMT - The Company's NEMT segment is its legacy segment and operates primarily under the brands ModivCare Solutions and Circulation. The NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and managed care organizations, or MCOs, in the U.S. This segment also holds the results of the Company's Captive insurance program.

•Personal Care - The Company's Personal Care segment began operations in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. The Personal Care segment operates under the brands Simplura and Care Finders and provides personal care to State and Managed Medicaid, Medicare, and Private Pay patient populations in need of care monitoring and assistance performing activities of daily living;

•RPM - The Company's RPM segment began operations in September 2021 with the acquisition of VRI and expanded in May 2022 with the acquisition of GMM. The RPM segment operates under the VRI brand and is a provider of remote patient monitoring solutions, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions;

•Corporate and Other - Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate and Other segment that includes the costs associated with the Company's corporate operations. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. Prior to the segment reorganization, we reported the investment in Matrix as a separate operating segment, however based on the relative size of the Matrix investment and all related activity to the overall financial statements, the CODM no longer views it as a separate operating segment but reviews results in conjunction with the other corporate results of the business. The Company reclassified certain costs associated with this reorganization for the three and six months ended June 30, 2021, to conform to this presentation.

The Company evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$448,733	$162,737	$16,745	$—	$628,215
Grant income (1)	—	3,330	—	—	3,330

Service expense	373,724	124,445	6,061	—	504,230
General and administrative expense	33,588	23,346	6,742	15,735	79,411
Depreciation and amortization	7,392	12,552	4,606	208	24,758
Operating income (loss)	$34,029	$5,724	$(664)	$(15,943)	$23,146

Equity in net loss of investee, net of tax	$—	$—	$—	$2,055	$2,055
Equity investment	$—	$—	$—	$80,364	$80,364
Goodwill (2)	$135,186	$552,834	$280,426	$30	$968,476
Total assets	$544,198	$985,827	$404,949	$124,589	$2,059,563

	Six months ended June 30, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$849,653	$322,435	$30,602	$—	$1,202,690
Grant income (1)	—	3,798	—	—	3,798

Service expense	705,820	246,677	11,048	—	963,545
General and administrative expense	70,921	46,479	11,704	27,115	156,219
Depreciation and amortization	14,497	25,057	8,734	416	48,704
Operating income (loss)	$58,415	$8,020	$(884)	$(27,531)	$38,020

Equity in net loss of investee, net of tax	$65	$—	$—	$1,507	$1,572
Equity investment	$—	$—	$—	$80,364	$80,364
Goodwill (2)	$135,186	$552,834	$280,426	$30	$968,476
Total assets	$544,198	$985,827	$404,949	$124,589	$2,059,563

(1)    Grant income for the Personal Care segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the CLSERF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

(2)    In May 2022 the Company completed the acquisition of GMM which is included within the RPM segment. The Company recorded goodwill of $43.7 million related to the acquisition. No other changes to goodwill were recognized during the quarter. See Note 3, Acquisitions.

	Three months ended June 30, 2021
	NEMT	Personal Care	Corporate and Other	Total
Service revenue, net	$364,760	$109,688	$—	$474,448
Grant income (1)	—	852	—	852

Service expense	292,656	86,909	—	379,565
General and administrative expense	28,099	14,775	13,591	56,465
Depreciation and amortization	6,936	4,884	—	11,820
Operating income (loss)	$37,069	$3,972	$(13,591)	$27,450

Equity in net income of investee, net of tax	$—	$—	$(180)	$(180)
Equity investment	$—	$—	$141,163	$141,163
Goodwill	$135,186	$313,544	$30	$448,760
Total assets	$583,678	$707,958	$284,562	$1,576,198

	Six months ended June 30, 2021
	NEMT	Personal Care	Corporate and Other	Total
Service revenue, net	$708,176	$219,882	$—	$928,058
Grant income (1)	—	3,500	—	3,500

Service expense	565,072	174,826	—	739,898
General and administrative expense	56,086	29,804	25,500	111,390
Depreciation and amortization	14,248	9,811	—	24,059
Operating income (loss)	$72,770	$8,941	$(25,500)	$56,211

Equity in net income of investee, net of tax	$—	$—	$(3,421)	$(3,421)
Equity investment	$—	$—	$141,163	$141,163
Goodwill	$135,186	$313,544	$30	$448,760
Total assets	$583,678	$707,958	$284,562	$1,576,198

(1)    Grant income for the Personal Care segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the CLSERF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
NEMT capitated contracts	$375,350	$312,078	$711,068	$608,312
NEMT FFS contracts	73,383	52,682	138,585	99,864
Total NEMT segment revenue	448,733	364,760	849,653	708,176

Personal Care FFS contracts	162,737	109,688	322,435	219,882
RPM service contracts	16,745	—	30,602	—
Total service revenue, net	$628,215	$474,448	$1,202,690	$928,058

Payor Information
Service revenue, net, is derived from state Medicaid contracts, managed Medicaid and Medicare contracts (also known as MCOs), as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.3% and 9.5% was derived from one U.S. State Medicaid program for the three months ended June 30, 2022 and 2021, respectively, and 12.1% and 9.2% was derived from one U.S. State Medicaid program for the six months ended June 30, 2022 and 2021, respectively. Of the Personal Care segment's revenue, 9.5% and 13.3% was derived from one U.S. State Medicaid program for the three months ended June 30, 2022 and 2021, respectively, and 9.3% and 13.6% was derived from one U.S. State Medicaid program for the six months ended June 30, 2022 and 2021, respectively. Of the RPM segment's revenue, 18.9% was derived from one U.S. State Medicaid program for the three months ended June 30, 2022, and 20.4% was derived from one U.S. State Medicaid program for the six months ended June 30, 2022.

The following table summarizes disaggregated revenue from contracts with customers by payor type (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
State Medicaid contracts	$240,453	$200,180	$458,595	$403,499
Managed Medicaid contracts	302,424	224,688	588,024	430,982
Managed Medicare contracts	75,448	42,522	132,583	80,252
Private pay and other contracts	9,890	7,058	23,488	13,325
Total service revenue, net	$628,215	$474,448	$1,202,690	$928,058
During the three months ended June 30, 2022 and 2021, the Company recognized an increase of $3.6 million and $0.4 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed. During the six months ended June 30, 2022 and 2021, the Company recognized an increase of $4.1 million and $5.3 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the customer agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$227,909	$210,937
Reconciliation contracts receivable (1)	46,499	24,480
Allowance for doubtful accounts	(2,006)	(2,296)
Accounts receivable, net	$272,402	$233,121
(1)     Reconciliation contracts receivable primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables activity below.
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Accrued contract payables (1)	$278,052	$281,586
Long-term contract payables (2)	$3,686	$—
Deferred revenue, current	$2,381	$2,714
(1)     Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor, profit rebate and reconciliation contracts.

(2)     Long-term contract payables primarily represent liability reserves on certain risk corridor, profit rebate and reconciliation contracts that are expected to be repaid in greater than 12 months.

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2021	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2022
Reconciliation contract payables	$22,035	$8,237	$(11,482)	$18,790
Profit rebate/corridor contract payables	246,424	50,078	(48,386)	248,116
Overpayments and other cash items	13,127	7,817	(6,112)	14,832
Total contract payables	$281,586	$66,132	$(65,980)	$281,738

Reconciliation contract receivables	$24,403	$30,746	$(12,260)	$42,889
Corridor contract receivables	77	3,533	—	3,610
Total reconciliation contract receivables	$24,480	$34,279	$(12,260)	$46,499

6.    Equity Investment

As of June 30, 2022 and December 31, 2021, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying unaudited condensed consolidated statements of operations. During the year ended December 31, 2021, Matrix recorded asset impairment charges of $111.4 million. No asset impairment charges were recorded for the three and six months ended June 30, 2022 or June 30, 2021.

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

The Company's gross share of its investment in Matrix was a loss of $2.8 million and income of $0.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $2.1 million and income of $0.2 million for the three months ended June 30, 2022 and June 30, 2021, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company's gross share of its investment in Matrix was a loss of $2.4 million and income of $4.8 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $1.6 million and income of $3.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2022 and December 31, 2021 totaled $80.4 million and $83.1 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$119,512	$124,081
Long-term assets	$470,316	$482,063
Current liabilities	$54,557	$57,048
Long-term liabilities	$333,949	$340,448

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$73,368	$114,333	$159,121	$238,372
Operating income (loss)	$(4,257)	$4,549	$(1,612)	$20,157
Net income (loss)	$(6,813)	$319	$(8,130)	$8,484

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$9,723	$9,487
Prepaid income taxes	1,947	13,848
Deferred financing costs on credit facility	3,542	1,480
Inventory	2,002	1,458
Prepaid rent	233	265
Other prepaid expenses	11,284	12,013
Total prepaid expenses and other current assets	$28,731	$38,551

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and related liabilities (1)	$53,857	$54,564
Insurance reserves	14,174	10,152
Accrued operating expenses	14,253	14,457
Accrued interest	10,506	12,826
Accrued government grants (2)	6,703	1,514
Accrued legal fees	4,147	5,081
Union pension obligation	3,471	6,629
Deferred Revenue	2,381	2,714
Deferred acquisition payments	92	3,578
Other	13,919	12,276
Total accrued expenses and other current liabilities	$123,503	$123,791

(1)     Accrued compensation and related liabilities include deferred payroll taxes, which are deferred as a result of the CARES Act. The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

(2)     Accrued government grants include payments received from government entities in relation to the PRF and ARPA to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of as of June 30, 2022 and December 31, 2021.

9.    Debt

Senior Unsecured Notes

Senior unsecured notes as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	June 30, 2022	December 31, 2021
$500.0 million 5.875% due November 15, 2025	11/4/2020	$489,711	$488,368
$500.0 million 5.000% due October 1, 2029	8/24/2021	$487,550	$486,857

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of

$13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of June 30, 2022, $22.7 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The Company was in compliance with all covenants as of June 30, 2022.

Credit Facility

On February 3, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. As of June 30, 2022, the Company had $40.8 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). The New Credit Facility replaces the Credit Facility under the Credit Agreement, which was terminated concurrently with the Company's entry into the New Credit Agreement.

Under the New Credit Facility, the Company has an option to request an increase in the amount of the New Credit Facility or obtain incremental term loans from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $175.0 million, plus an unlimited amount so long as the pro forma secured net leverage ratio does not exceed 3.50:1.00, with either additional commitments from lenders under the New Credit Agreement at such time or new commitments from financial institutions approved by the Company and the administrative agent (which approval is not to be unreasonably withheld), so long as, at the time of any such increase, no default or event of default exists, the representations and warranties of the Company set forth in the New Credit Agreement are true and correct in all material respects and the Company is in pro forma compliance with the financial covenants in the New Credit Agreement. The Company may not be able to access additional funds under this increase option as no lender is obligated to participate in any such increase under the New Credit Facility.

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

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2022.

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

Stock options. The Company recognized stock-based compensation expense for non-qualified stock options (“NQs”) of $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively, in general and administrative expense. At June 30, 2022, the Company had 324,198 stock options outstanding with a weighted-average exercise price of $93.63.

Restricted stock and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") of $1.2 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively, in general and administrative expense. The Company had 3,919 unvested RSAs and 150,551 unvested RSUs outstanding at June 30, 2022 with a weighted-average grant date fair value of $59.75 and $118.60, respectively.

Performance-based share awards. These awards include RSUs and were first issued beginning on February 8, 2022. The purpose of such awards is to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as defined by the Plan. Stock-based compensation expense related to these awards is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded $0.5 million and $0.8 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively, related to the awards, with the remaining portion expected to be recognized over the 3-year requisite service period.

In the second quarter of 2022, an Employee Stock Purchase Program ("ESPP") was approved by the Board of Directors and the Company's shareholders, which will allow employees to purchase Company stock at a discounted rate. The first enrollment period under this program will take place in the third quarter of 2022.

11.    Earnings Per Share

The following table details the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$3,328	$13,672	$3,646	$32,512

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,047,459	14,025,325	14,035,588	14,151,946
Effect of dilutive securities:
Common stock options	55,110	115,335	64,951	130,819
Restricted stock	12,902	34,934	22,191	47,029
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,115,471	14,175,594	14,122,730	14,329,794

Earnings per share:
Basic earnings per share	$0.24	$0.97	$0.26	$2.30
Diluted earnings per share	$0.24	$0.96	$0.26	$2.27

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	146,186	62,820	127,524	49,406

Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through June 30, 2021, 269,407 shares were repurchased under the program for $39.0 million. The program ended December 31, 2021. No repurchase program was authorized as of June 30, 2022.

12.    Income Taxes

The Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2022 was a tax provision of 29.9% and 27.0%, respectively. The effective tax rate for continuing operations for the three and six months ended June 30, 2021 was a tax provision of 29.6% and 26.4%, respectively. For the three and six months ended June 30, 2022 and 2021, the effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

The 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35.0% to 21.0% and provided that U.S. net operating losses ("NOLs") incurred after 2017 could only be carried forward to offset future taxable income. However, pursuant to the CARES Act, which was enacted on March 27, 2020, the Company carried its 2018 NOL back five years. As of June 30, 2022, the Company has received all of the $27.3 million receivable for the 2018 U.S. NOL carryback.

13.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits. Unless otherwise expressly stated, management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company.

On August 6, 2020, LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff’s deadline to move for class certification is August 15, 2022, and ModivCare Solutions’ opposition to class certification is due September 6, 2022. ModivCare Solutions believes it will be able to successfully oppose class certification of this action after discovery and in any event intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

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

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro filed its motion to oppose class certification of this matter and the matter was heard on June 23, 2022. A ruling should be issued by end-of-year. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

14.    Transactions with Related Parties

Cash-Settled Awards

On an annual basis, the Company grants stock equivalent unit awards (“SEUs”) to Coliseum Capital Management, LLC (“Coliseum”) as compensation for the board of directors’ service of Christopher Shackelton, Chairman of the Board, for

his service on the Board in lieu of the restricted share awards that are given to other non-employee directors. These SEUs typically have a one-year vesting schedule and are paid out in cash upon vesting based upon the closing price of the Company’s common stock on the date of vesting. On February 7, 2022, the Company granted Coliseum 1,223 SEUs under this program. The fair value of the SEUs is based on the closing stock price on the last day of the period and the completed requisite service period. The unrecognized compensation cost for SEUs is expected to be recognized over a weighted average period of one year. The liability for unvested SEU awards of $0.2 million at December 31, 2021, is reflected in “Accrued expenses and other current liabilities” in the unaudited condensed consolidated balance sheets. There is no material liability for unvested SEU awards as of June 30, 2022.

15.    Subsequent Events

The Company has evaluated events and transactions subsequent to the Company's unaudited condensed consolidated balance sheet date and prior to the date of issuance. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the unaudited condensed consolidated balance sheet date and prior to the date of issuance that would require recognition or disclosure in these financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2022 and 2021 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2021. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to Q2 2022 and Q2 2021 mean the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively.

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

Our Personal Care segment has experienced and is expected to continue to experience a material reduction in volume of service hours and visits. Volume has been reduced as members put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and other caregivers working remotely or furloughed from their jobs. Cases have also been lost due to patient deaths, and new case referrals slowed as referral sources faced disruption from the various restrictions and public health orders. These depressed volumes will continue to result in lower than expected revenue, at least in the near term, in the Personal Care segment.

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

Change in Accounting Estimate

During the first quarter, the Company completed an assessment of the useful lives of our intangible assets and adjusted the estimated useful life of the Simplura trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders. Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the three and six months ended June 30, 2022 was an increase in amortization expense of $3.6 million, or $0.18 per common share outstanding, and an increase in amortization expense of $7.1 million or $0.36 per diluted common share outstanding, respectively.

Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three and six months ended June 30, 2022.

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

Service revenue for our RPM segment includes the sale of monitoring equipment to our third-party distributors as well as hours incurred by our Clinical Team for providing monitoring services that are billed to our customers. Our customers consist of national and regional health plans, government-funded benefit programs, healthcare provider organizations, and individuals.

Grant Income

Grant Income. The Company has received distributions under the CARES Act Provider Relief Fund and the ARPA Coronavirus State and Local Fiscal Relief Fund targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic.

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

Other Expenses

Interest expense, net. Interest expense consists principally of interest payments on the Company’s borrowings outstanding at June 30, 2022 under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net loss (income) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment, presented net of related taxes.

Income tax provision. The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

We operate four reportable business segments: NEMT, Personal Care, RPM, and Corporate and Other. Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate and Other segment that includes the costs associated with the Company's corporate operations. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. Prior to the segment reorganization, we reported the investment in Matrix as a separate operating segment, however based on the relative size of the Matrix investment and all related activity to the overall financial statements, the CODM no longer views it as a separate operating segment but reviews results in conjunction with the other corporate results of the business.

The NEMT segment consists of our legacy operations, which provides non-emergency medical transportation services throughout the country. The Personal Care segment provides non-medical personal care and home health services and is composed of the operations from two acquisitions: Simplura on November 18, 2020, and Care Finders on September 14, 2021. The RPM segment provides remote patient monitoring solutions and was developed through our acquisition of VRI on September 22, 2021 and expanded through our acquisition of GMM on May 18, 2022. The operating results of the NEMT, Personal Care and RPM segments include revenue and expenses generated and incurred by the segment.

See Note 4, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Q2 2022 compared to Q2 2021

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q2 2022 and Q2 2021 (in thousands):

	Three months ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$628,215	100.0%	$474,448	100.0%
Grant income	3,330	0.5%	852	0.2%

Operating expenses:
Service expense	504,230	80.3%	379,565	80.0%
General and administrative expense	79,411	12.6%	56,465	11.9%
Depreciation and amortization	24,758	3.9%	11,820	2.5%
Total operating expenses	608,399	96.8%	447,850	94.4%

Operating income	23,146	3.7%	27,450	5.8%

Other expenses:
Interest expense, net	15,472	2.5%	8,287	1.7%
Income before income taxes and equity method investment	7,674	1.2%	19,163	4.0%
Provision for income taxes	2,291	0.4%	5,671	1.2%
Equity in net loss (income) of investee, net of tax	2,055	0.3%	(180)	—%
Net income	$3,328	0.5%	$13,672	2.9%

Service revenue, net. Consolidated service revenue, net for Q2 2022 increased $153.8 million, or 32.4%, compared to Q2 2021. Service revenue, net, for our NEMT segment increased by $84.0 million, primarily due to higher trip volume and higher membership when compared to Q2 2021. Service revenue, net, further increased by $53.0 million for our Personal Care segment, of which $42.4 million was related to the inclusion of the operating results of Care Finders which was acquired in September 2021. Service revenue, net increased due to the inclusion of $16.7 million for our RPM segment as a result of the operating results of VRI which was acquired in September 2021 and expanded with the acquisition of GMM in May 2022. See our Results of Operations, Segments, for further discussion.

Grant income. The Company recognized grant income of approximately $3.3 million during the three months ended June 30, 2022 compared to $0.9 million during the three months ended June 30, 2021 related to grants from the CARES Act PRF and the ARPA CSLERF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19, and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Three months ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$317,213	50.5%	$245,015	51.6%
Payroll and related costs	171,257	27.3%	122,651	25.9%
Other service expenses	15,760	2.5%	11,899	2.5%
Total service expense	$504,230	80.3%	$379,565	80.0%

Service expense for Q2 2022 increased $124.7 million, or 32.8%, compared to Q2 2021 primarily due to higher purchased services costs in the NEMT segment of $72.2 million due to higher third-party transportation costs and associated payroll costs in our contact centers. Transportation and payroll costs increased primarily as a result of higher trip volume across multiple contracts and higher wage rates. This increase was also driven by higher payroll and related costs of $36.8 million in our Personal Care segment, of which $32.3 million million is related to the Care Finders acquisition in September 2021.

General and administrative expense. General and administrative expense for Q2 2022 increased $22.9 million, or 40.6%, compared to Q2 2021. The increase was primarily attributable to an increase of $15.3 million in general and administrative costs related to the operations of Care Finders in the Personal Care segment and VRI in the RPM segment, both of which were acquired during September 2021. General and administrative expense for the NEMT segment increased by $5.5 million. See our Results of Operations, Segments for further discussion.

Depreciation and amortization. Depreciation and amortization for Q2 2022 increased $12.9 million or 109.5% compared to Q2 2021 primarily as a result of $6.8 million of additional amortization in the Personal Care and RPM segments associated with intangible assets purchased in the Care Finders and VRI acquisitions, and $3.6 million of additional amortization in the Personal Care segment related to additional amortization for Simplura intangible assets due to a change in useful life estimate. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

Interest expense, net. Interest expense, net, for Q2 2022 and Q2 2021 was $15.5 million and $8.3 million, respectively. Interest expense increased as a result of the issuance of $500.0 million of Senior Unsecured Notes due 2029 ("the 2029 Notes"), issued in August 2021. We incurred $8.0 million of interest expense related to the Notes due 2025 and $6.6 million related to the Notes due 2029 in Q2 2022. The remainder of the interest expense in Q2 2022 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net loss (income) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q2 2022 of $2.1 million and our equity in net income of investee, net of tax, of $0.2 million for Q2 2021 was a result of our proportional share of the net income or loss of Matrix and our proportional share of the net loss of our investment in a captive insurance program. Matrix's decrease in net income in Q2 2022 was mainly the result of the operations of its Clinical Solutions business unit which was negatively impacted by a decline in COVID-19 testing and screening within Employee Health, coupled with a decrease in COVID-19 related work in Clinical Trials.

Provision for income taxes. Our effective tax rate from continuing operations for Q2 2022 and Q2 2021 were provisions of 29.9% and 29.6%, respectively. For Q2 2022 and Q2 2021, the effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for the six months ended June 30, 2022, which we refer to as “YTD 2022”, and for the six months ended June 30, 2021, which we refer to as “YTD 2021” (in thousands):

	Six months ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$1,202,690	100.0%	$928,058	100.0%
Grant income	3,798	0.3%	3,500	0.4%

Operating expenses:
Service expense	963,545	80.1%	739,898	79.7%
General and administrative expense	156,219	13.0%	111,390	12.0%
Depreciation and amortization	48,704	4.0%	24,059	2.6%
Total operating expenses	1,168,468	97.2%	875,347	94.3%

Operating income	38,020	3.2%	56,211	6.1%

Other expenses:
Interest expense, net	30,872	2.6%	16,710	1.8%
Income before income taxes and equity method investment	7,148	0.6%	39,501	4.3%
Provision for income taxes	1,930	0.2%	10,410	1.1%
Equity in net loss (income) of investee, net of tax	1,572	0.1%	(3,421)	(0.4)%
Net income	$3,646	0.3%	$32,512	3.5%

Service revenue, net. Consolidated service revenue, net, for YTD 2022 increased $274.6 million, or 29.6%, compared to YTD 2021. Service revenue, net, for the NEMT segment increased by $141.5 million, primarily due to higher trip volume when compared to YTD 2021, as trip volume was depressed in the prior year due to the impact of COVID-19. Service revenue, net, further increased by $102.6 million for our Personal Care segment, of which $86.7 million was related to the inclusion of the operating results of Care Finders which was acquired in September 2021. Service revenue, net increased due to the inclusion of $30.6 million for our RPM segment, as a result of the operating results of VRI which was acquired in September 2021 and expanded with the acquisition of GMM in May 2022. See our Results of Operations, Segments, for further discussion.

Grant income. The Company recognized income of approximately $3.8 million for YTD 2022 compared to $3.5 million during YTD 2021 related to grants from the CARES Act PRF and the ARPA CSLERF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19, and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Six months ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$595,160	49.5%	$468,309	50.5%
Payroll and related costs	338,993	28.2%	247,763	26.7%
Other operating expenses	29,392	2.4%	23,826	2.6%
Total service expense	$963,545	80.1%	$739,898	79.7%

Service expense for YTD 2022 increased $223.6 million, or 30.2%, compared to YTD 2021 due to higher purchased services of $126.9 million related to an increase in transportation costs and associated payroll costs in our contact centers for our NEMT segment. Payroll and related costs increased by $91.2 million, primarily related to incremental costs of $69.5 million in the Personal Care and RPM segments due to the acquisitions of Care Finders and VRI in September 2021.

General and administrative expense. General and administrative expense for YTD 2022 increased $44.8 million, or 40.2%, compared to YTD 2021. This increase is primarily attributable to an increase of $28.8 million in general and administrative costs related to the operations of Care Finders in the Personal Care segment and VRI in the RPM segment, both of which were acquired during September 2021. See our Results of Operations, Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for YTD 2022 increased $24.6 million or 102.4% compared to YTD 2021 primarily as a result of intangibles brought on under the Care Finders and VRI acquisitions in September 2021. See Note 3 Acquisitions.

Interest expense, net. Interest expense, net for YTD 2022 increased $14.2 million compared to YTD 2021. Interest expense increased as a result of the activity related to the $500.0 million Senior Notes due 2029 that were issued in August 2021. We incurred $16.0 million and $13.3 million of interest expense related to the Senior Notes due 2025 and the Senior Notes due 2029, respectively, in the six months ended June 30, 2022. The remainder of the interest expense during YTD 2022 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net loss (income) of investee, net of tax. For YTD 2022, our equity in net loss of investee is $1.6 million, compared to net income for YTD 2021 of $3.4 million, as a result of our proportional share of the net income or loss of Matrix and our proportional share of the net loss of our investment in a captive insurance program. Matrix's decrease in net income in YTD 2022 was mainly the result of the operations of its Clinical Solutions business unit which was negatively impacted by a decline in COVID-19 testing and screening within Employee Health, coupled with a decrease in COVID-19 related work in Clinical Trials.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2022 and YTD 2021 were provisions of 27.0% and 26.4%, respectively. The YTD 2022 and YTD 2021 effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

NEMT Segment

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$448,733	100.0%	$364,760	100.0%	$849,653	100.0%	$708,176	100.0%

Service expense	373,724	83.3%	292,656	80.2%	705,820	83.1%	565,072	79.8%
General and administrative expense	33,588	7.5%	28,099	7.7%	70,921	8.3%	56,086	7.9%
Depreciation and amortization	7,392	1.6%	6,936	1.9%	14,497	1.7%	14,248	2.0%
Operating income	$34,029	7.6%	$37,069	10.2%	$58,415	6.9%	$72,770	10.3%

The non-emergency medical transportation (“NEMT”) segment, which operates under the brands ModivCare Solutions and Circulation, is the largest manager of NEMT programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, increased by $84.0 million and 23.0%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase is primarily attributable to a 17.6% increase in trip volume, a 13.6% increase in average monthly membership and higher rates per member as compared to the three months ended June 30, 2021. Service revenue, net, increased by $141.5 million and 20.0%, during the six months ended June 30, 2022, primarily attributable to a 12.5% increase in trip volume, a 9.6% increase in average monthly membership and higher rates per member as compared to the six months ended June 30, 2021. Trip volume increased for the three and six months ended June 30, 2022 when compared to 2021, as trip volume was depressed in the prior year due to the impact of COVID-19. While a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes, we have certain contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. Other contracts that are structured as fee-for-service also experienced positive impacts to revenue due to higher trip volumes.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$317,213	70.7%	$245,015	67.2%	$595,160	70.0%	$468,309	66.1%
Payroll and related costs	45,795	10.2%	37,110	10.2%	90,756	10.7%	75,738	10.7%
Other service expenses	10,716	2.4%	10,531	2.9%	19,904	2.3%	21,025	3.0%
Total service expense	$373,724	83.3%	$292,656	80.2%	$705,820	83.1%	$565,072	79.8%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $81.1 million and 27.7% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily related to higher purchased services of $72.2 million related to an increase in transportation costs and associated payroll costs in our contact centers due to higher trip volume in the current year. Service expense increased by $140.7 million and 24.9% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to an increase in purchased services of $126.9 million for the same reason as stated above.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $5.5 million and 19.5% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily as a result of higher salary costs and legal expense. General and administrative expense increased by $14.8 million and 26.5% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily as a result of higher salary costs and software and hardware maintenance expense.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.5 million and 6.6% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Depreciation and amortization expense increased by $0.2 million and 1.7% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Personal Care Segment

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$162,737	100.0%	$109,688	100.0%	$322,435	100.0%	$219,882	100.0%
Grant income	3,330	2.0%	852	0.8%	3,798	1.2%	3,500	1.6%

Service expense	124,445	76.5%	86,909	79.2%	246,677	76.5%	174,826	79.5%
General and administrative expense	23,346	14.3%	14,775	13.5%	46,479	14.4%	29,804	13.6%
Depreciation and amortization	12,552	7.7%	4,884	4.5%	25,057	7.8%	9,811	4.5%
Operating income	$5,724	3.5%	$3,972	3.6%	$8,020	2.5%	$8,941	4.1%

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

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue being driven by hours worked by our personal care providers. Service revenue, net increased by $53.0 million or 48.4% for the three months ended June 30, 2022 as compared to June 30, 2021, primarily due to incremental revenue from the Care Finders acquisition of $42.4 million. The remainder of the increase in service revenue is attributable to Simplura, due to higher hours worked by personal care providers in Q2 2022 as compared to Q2 2021. Service revenue, net increased by $102.6 million or 46.6% for the six months ended June 30, 2022 as compared to June 30, 2021, primarily due to incremental revenue from the Care Finders acquisition of $86.7 million.

Grant Income. In the three and six months ended June 30, 2022, the Company received distributions of the CARES Act PRF and the ARPA CSLERF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic of approximately $3.3 million and $3.8 million, respectively, targeted to offset lost revenue and unreimbursed expenditures incurred in connection with the COVID-19 pandemic. In comparison, in the three and six months ended June 30, 2021, the Company received distributions of approximately $0.9 million and $3.5 million.

Service expense. Service expense components for the Personal Care segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Payroll and related costs	$122,375	75.2%	$85,541	78.0%	$242,512	75.2%	$172,024	78.2%
Other service expenses	2,070	1.3%	1,368	1.2%	4,165	1.3%	2,802	1.3%
Total service expense	$124,445	76.5%	$86,909	79.2%	$246,677	76.5%	$174,826	79.5%

Service expense for our Personal Care segment primarily consists of salaries for the employees providing the personal care services and it typically trends with the number of hours worked. Service expense for the three months ended June 30, 2022 increased by $37.5 million and 43.2% as compared to the three months ended June 30, 2021, primarily as a result of incremental expense of $33.3 million related to the Care Finders acquisition. Service expense for the six months ended June 30, 2022 increased by $71.9 million and 41.1% as compared to the six months ended June 30, 2021, primarily as a result of incremental expense of $65.3 million related to the Care Finders acquisition. The remainder of the increase is related to increased pay rates for the personal care providers for the Simplura business.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $8.6 million and 58.0% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily related to incremental costs from the acquisition of Care Finders of $8.6 million. General and administrative expense increased by $16.7 million and 55.9% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily related to incremental costs from the acquisition of Care Finders of $17.1 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $7.7 million and 157.0% for the three months ended June 30, 2022 as compared to 2021, and increased by $15.2 million and 155.4% for the six months ended June 30, 2022 as compared to 2021. The increase in this expense for the three and six months ended June 30, 2022 is primarily due to amortization expense on the intangible assets brought on under the Care Finders acquisition of $3.7 million and $7.4 million, respectively. The increase for the three and six months ended June 30, 2022 is also driven by the additional amortization expense of $3.6 million and $7.1 million, respectively, related to the change in useful lives of Simplura intangible assets as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

RPM Segment

	Three months ended June 30,		Six months ended June 30,
	2022		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$16,745	100.0%	$30,602	100.0%

Service expense	6,061	36.2%	11,048	36.1%
General and administrative expense	6,742	40.3%	11,704	38.2%
Depreciation and amortization	4,606	27.5%	8,734	28.5%
Operating income	$(664)	(4.0)%	$(884)	(2.9)%

Our Remote Patient Monitoring segment was established in September 2021 with the acquisition of VRI and expanded in May 2022 with the acquisition of GMM. The RPM segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, from MCO contracts accounted for 47.5% and 47.4% of service revenue, net, for the three and six months ended June 30, 2022, respectively, while U.S. State Medicaid program contracts accounted for 34.9% and 34.5% of service revenue, net for the three and six months ended June 30, 2022, respectively. The remainder of the RPM segment revenue is derived from private pay and other contracts.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022		2022
	Amount	% of Revenue	Amount	% of Revenue
Payroll and related costs	$3,087	18.4%	$5,725	18.7%
Other service expenses	2,974	17.8%	5,323	17.4%
Total service expense	$6,061	36.2%	$11,048	36.1%

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

Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Amount	Amount	Amount	Amount
General and administrative expense	$15,735	$13,591	$27,115	$25,500
Depreciation and amortization	208	—	416	—
Operating income (loss)	$(15,943)	$(13,591)	$(27,531)	$(25,500)

Our Corporate and Other segment was established beginning January 1, 2022 as a result of a segment reorganization completed by the Company. The Company's Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. This segment also includes the results of our equity investment in Matrix.

Our Corporate and Other segment holds costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. The general and administrative expense increased by $2.1 million and $1.6 million for the three and six months ended June 30, 2022, primarily due to increased occupancy costs related to the lease for the new corporate headquarters.

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

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, new revenue contract start-up costs and costs associated with our strategic initiatives. We expect to meet our short-term cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and borrowing from time to time under our New Credit Facility. For information regarding our long-term capital requirements, see below under the caption “Liquidity”.

Cash flow from operating activities during the six months ended June 30, 2022 was $51.2 million. Our balance of cash and cash equivalents, including restricted cash, was $88.0 million and $133.4 million at June 30, 2022 and December 31, 2021, respectively. We had restricted cash of $0.3 million at December 31, 2021 and an immaterial amount at June 30, 2022. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2022 cash flows compared to YTD 2021

Operating activities. Cash provided by operating activities was $51.2 million and $169.1 million for YTD 2022 and YTD 2021, respectively. The decrease of $117.9 million was primarily a result of a decrease in cash provided by changes in working capital of $110.2 million. The working capital changes were related to a decrease in the change in accrued contract payables of $125.0 million primarily related to repayments and lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes in YTD 2022. These working capital decreases were partially offset by an increase in the change in accrued transportation costs of $19.0 million primarily related to higher trip volume and unit cost in YTD 2022. The remaining decrease in cash flow provided by operating activities was a result of the decrease in net income of $28.9 million, primarily from higher operating expenses, offset by an increase in amortization of $20.6 million due to the intangible assets brought on under the Care Finders and VRI acquisitions in Q3 2021.

Investing activities. Net cash used in investing activities of $94.8 million in YTD 2022 increased by $70.8 million as compared to YTD 2021 primarily as a result of an increase in cash spent on acquisitions of $63.0 million related to the purchase of GMM.

Financing activities. Net cash used in financing activities of $1.9 million in YTD 2022 decreased by $35.7 million as compared to net cash used in financing activities during YTD 2021 of $37.6 million. The change was primarily due to the Company not participating in a stock repurchase program during YTD 2022 as compared to YTD 2021 during which cash paid to repurchase common stock was $39.0 million. See Note 11, Earnings Per Share, for further information on the stock buyback.

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

We were in compliance with all covenants under the New Credit Agreement as of June 30, 2022.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $88.0 million and accounts receivable and other receivables of $279.1 million. Liquid liabilities totaled $692.6 million at period end as detailed in the table below. Other sources of liquidity include our New Credit Facility of $325.0 million.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations of $51.2 million, debt financing, and our New Credit Facility of $325.0 million. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

The Company has cash requirements of $692.6 million due in one year or less in addition to $1,353.0 million due in more than one year as of June 30, 2022. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of June 30, 2022 (in thousands):

	At June 30, 2022
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes (1)	$1,000,000	$—	$1,000,000
Contracts payable (2)	281,738	278,052	3,686
Interest (1)	279,493	54,375	225,118
Transportation costs (3)	131,282	131,282	—
Deferred tax liabilities (4)	80,119	—	80,119
Operating leases (5)	50,388	6,299	44,089
Guarantees (6)	47,659	47,659	—
Letters of credit (6)	40,810	40,810	—
Other current cash obligations (7)	134,125	134,125	—
Total	$2,045,614	$692,602	$1,353,012

(1)See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments are typically paid semi-annually in arrears and have been calculated at the rates fixed as of June 30, 2022.
(2)See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.
(3)See Note 1 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 for further detail of our accrued transportation cost.
(4)See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our deferred tax liabilities.
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
(7)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of June 30, 2022, including accounts payable and accrued expenses as detailed at Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements”.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding on our Credit Facility at June 30, 2022.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2022. Based upon this evaluation, the Company’s principal executive and financial officer has concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officer also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2022 that have materially affected or which are reasonably likely to materially affect such control. Such officer has concluded that no such changes have occurred, other than those efforts related to the remediation of the material weaknesses identified at December 31, 2021.

During the six months ended June 30, 2022, our management continued updating certain internal controls and supporting processes to address the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2021. The remediation plan put into place by management includes the hiring of a third party to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. Key focus areas have been identified as general information technology control (GITC) deficiencies, payroll controls, revenue process controls and risk assessment related controls.

To date, management has provided enhanced control training for control owners, and has designed and is in process of implementing our improved processes and related controls in the areas stated above. Management has also enhanced the organizational structure of the personal care segment to ensure accountability and control compliance. Management will continue to monitor the progress of these efforts to ensure timely remediation.

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

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC under cover of Schedule 14A on May 2, 2022).

10.2*+	Offer Letter, dated March 22, 2022, by and among the registrant, ModivCare Solutions, LLC and Brett Hickman.

10.3*+	Offer Letter, dated March 25, 2022, by and among the registrant, ModivCare Solutions, LLC and Ilias Simpson.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: August 8, 2022	By:	/s/ L. Heath Sampson
L. Heath Sampson Interim Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2022	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)