Form 10-Q
period 2022-09-30
ModivCare Inc
filed 2022-11-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 14,138,324 shares outstanding (excluding treasury shares of 5,427,999) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.

ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$72,703	$133,139
Accounts receivable, net of allowance of $2,670 and $2,296, respectively	266,177	233,121
Other receivables	6,117	4,740
Prepaid expenses and other current assets	36,681	38,551
Restricted cash	28	283
Total current assets	381,706	409,834
Property and equipment, net	67,413	53,549
Goodwill	968,420	924,787
Payor network, net	408,147	425,516
Other intangible assets, net	51,643	64,697
Equity investment	43,477	83,069
Operating lease right-of-use assets	38,368	43,750
Other assets	30,671	22,223
Total assets	$1,989,845	$2,027,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$44,242	$8,690
Accrued contract payables	243,800	281,586
Accrued transportation costs	90,114	103,294
Accrued expenses and other current liabilities	145,217	123,791
Current portion of operating lease liabilities	10,134	9,873
Total current liabilities	533,507	527,234
Long-term debt, net of deferred financing costs of $21,699 and $24,775, respectively	978,301	975,225
Deferred tax liabilities	62,666	94,611
Operating lease liabilities, less current portion	30,595	34,524
Other long-term liabilities	30,628	22,564
Total liabilities	1,635,697	1,654,158
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,632,749 and 19,589,422, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	436,839	430,449
Retained earnings	186,970	211,829
Treasury shares, at cost, 5,574,905 and 5,568,983 shares, respectively	(269,681)	(269,031)
Total stockholders’ equity	354,148	373,267
Total liabilities and stockholders’ equity	$1,989,845	$2,027,425

 See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service revenue, net	$647,782	$493,059	$1,850,472	$1,421,117
Grant income (Note 2)	789	—	4,587	3,500

Operating expenses:
Service expense	534,563	399,272	1,498,108	1,139,170
General and administrative expense	75,889	68,205	232,108	179,595
Depreciation and amortization	25,672	12,608	74,376	36,667
Total operating expenses	636,124	480,085	1,804,592	1,355,432

Operating income	12,447	12,974	50,467	69,185

Other expenses:
Interest expense, net	15,557	17,702	46,429	34,412
Income (loss) before income taxes and equity method investment	(3,110)	(4,728)	4,038	34,773
Provision (benefit) for income taxes	(1,053)	(2,001)	877	8,409
Equity in net loss of investee, net of tax	26,448	4,845	28,020	1,424
Net income (loss)	$(28,505)	$(7,572)	$(24,859)	$24,940

Earnings (loss) per common share:
Basic	$(2.03)	$(0.54)	$(1.77)	$1.77
Diluted	$(2.03)	$(0.54)	$(1.77)	$1.75

Weighted-average number of common shares outstanding:
Basic	14,051,794	13,993,438	14,041,224	14,102,371
Diluted	14,051,794	13,993,438	14,041,224	14,278,331

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(24,859)	$24,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,398	8,839
Amortization	59,978	27,828
Provision for doubtful accounts	(2,670)	(1,712)
Stock-based compensation	5,152	4,225
Deferred income taxes	(31,232)	(3,295)
Amortization of deferred financing costs and debt discount	3,878	2,175
Equity in net loss of investees	38,883	1,978
Reduction of right-of-use assets	8,680	8,681
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(28,507)	(69,597)
Prepaid expenses and other	(4,194)	(5,330)
Accrued contract payables	(37,786)	151,950
Accounts payable and accrued expenses	55,887	9,475
Accrued transportation costs	(13,180)	12,354
Other long-term liabilities	1,098	2,183
Net cash provided by operating activities	45,526	174,694
Investing activities
Purchase of property and equipment	(25,518)	(13,852)
Acquisition, net of cash acquired	(78,872)	(667,228)
Net cash used in investing activities	(104,390)	(681,080)
Financing activities
Proceeds from debt	100,000	625,000
Repayment of debt	(100,000)	(125,000)
Repurchase of common stock, for treasury	—	(39,040)
Debt issuance costs	(2,415)	(13,486)
Proceeds from common stock issued pursuant to stock option exercise	1,237	3,099
Restricted stock surrendered for employee tax payment	(649)	(851)
Net cash provided by (used in) financing activities	(1,827)	449,722
Net change in cash, cash equivalents and restricted cash	(60,691)	(56,664)
Cash, cash equivalents and restricted cash at beginning of period	133,422	183,356
Cash, cash equivalents and restricted cash at end of period	$72,731	$126,692

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Nine months ended September 30,
Supplemental cash flow information	2022	2021
Cash paid for interest	$31,460	$24,006
Cash paid for income taxes	$4,159	$12,846
Assets acquired under operating leases	$3,298	$21,829
Acquisitions:
Purchase price	$79,199	$682,113
Less:
Cash acquired	327	14,885
Acquisitions, net of cash acquired	$78,872	$667,228

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Nine months ended September 30, 2022

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net income	—	—	—	318	—	—	318
Stock-based compensation	—	—	1,963	—	—	—	1,963
Exercise of employee stock options	20,683	—	1,138	—	—	—	1,138
Restricted stock issued	16,306	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,179	(572)	(572)
Shares issued for bonus settlement and director stipends	732	—	86	—	—	—	86
Balance at March 31, 2022	19,627,143	$20	$433,636	$212,147	5,574,162	$(269,603)	$376,200
Net income	—	—	—	3,328	—	—	3,328
Stock-based compensation	—	—	2,363	—	—	—	2,363
Exercise of employee stock options	16	—	—	—	—	—	—
Restricted stock forfeited	(551)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	322	(36)	(36)
Shares issued for bonus settlement and director stipends	1,000	—	85	—	—	—	85
Balance at June 30, 2022	19,627,608	$20	$436,084	$215,475	5,574,484	$(269,639)	$381,940
Net loss	—	—	—	(28,505)	—	—	(28,505)
Stock-based compensation	—	—	570	—	—	—	570
Exercise of employee stock options	3,381	—	100	—	—	—	100
Restricted stock issued	914	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	421	(42)	(42)
Shares issued for bonus settlement and director stipends	846	—	85	—	—	—	85
Balance at September 30, 2022	19,632,749	$20	$436,839	$186,970	5,574,905	$(269,681)	$354,148

	Nine months ended September 30, 2021

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net income	—	—	—	18,840	—	—	18,840
Stock-based compensation	—	—	1,149	—	—	—	1,149
Exercise of employee stock options	36,338	—	2,286	—	—	—	2,286
Restricted stock issued	15,821	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	4,253	(721)	(721)
Shares issued for bonus settlement and director stipends	260	—	38	—	—	—	38
Stock repurchase plan	—	—	—	—	94,235	(14,450)	(14,450)
Balance at March 31, 2021	19,623,017	$20	$424,791	$237,254	5,385,771	$(243,312)	$418,753
Net income	—	—	—	13,672	—	—	13,672
Stock-based compensation	—	—	1,416	—	—	—	1,416
Exercise of employee stock options	866	—	49	—	—	—	49
Restricted stock forfeited	(55,162)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	713	(99)	(99)
Shares issued for bonus settlement and director stipends	324	—	56	—	—	—	56
Stock repurchase plan	—	—	—	—	175,173	(24,590)	(24,590)
Balance at June 30, 2021	19,569,045	$20	$426,312	$250,926	5,561,657	$(268,001)	$409,257
Net loss	—	—	—	(7,572)	—	—	(7,572)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Exercise of employee stock options	12,296	—	765	—	—	—	765
Restricted stock forfeited	(455)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	169	(31)	(31)
Shares issued for bonus settlement and director stipends	333	—	61	—	—	—	61
Balance at September 30, 2021	19,581,219	$20	$428,643	$243,354	5,561,826	$(268,032)	$403,985

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the CARES Act and the American Rescue Plan Act of 2021 ("ARPA"). Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). The Government further initiated ARPA which established the Coronavirus State and Local Fiscal Recovery Fund ("SLFRF") to send relief payments to state and local governments impacted by the pandemic to assist with responding to the public health emergency (“PHE”) including the economic hardships that continue to impact communities and to respond to workers performing essential work during the COVID-19 PHE, including providers. These funds are not subject to repayment, provided we are able to attest and comply with any terms and conditions of such funding, as applicable.

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

Changes in Accounting Estimate

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets and intangible assets on an ongoing basis. As a result of this review, the Company adjusted the estimated useful life of the Simplura trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders Total Care, LLC ("Care Finders"). Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the three and nine months ended September 30, 2022 was an increase in amortization expense of $3.6 million, a decrease in net income of $2.4 million, and a decrease in earnings per share of $0.17 per diluted common share outstanding, and an increase in amortization expense of $10.7 million, a decrease in net income of $8.4 million, and a decrease in earnings per share of $0.60 per diluted common share outstanding, respectively.

Government Grants

The Company has received government grants under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. Under these acts, the Company received distributions of approximately $1.4 million during the three months ended September 30, 2022. No distributions were received during the three months ended September 30, 2021. The Company received distributions of approximately $10.4 million and $3.5 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including that the funds are being used for healthcare related expenses and lost revenues attributable to COVID-19, as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company has submitted the required documents to meet reporting requirements through reporting period three, which ended September 30, 2022. The Company received an audit inquiry letter from HHS related to one of the business units that received PRF payments, to which the Company has responded and submitted all requested information and believes that the payments received are substantiated and within the terms and conditions defined by the HHS and continues to include these amounts as grant income. At this time, the Company is unaware of any other pending or upcoming audits or inquiries related to PRF received.

As a condition to receiving SLFRF, providers must agree to use the funds to respond to the PHE or its negative economic impacts, to respond to workers performing essential work by providing premium pay to eligible workers and to offset reduction in revenue due to the COVID-19 PHE as stipulated by the states in which the funds were received. All recipients of SLFRF payments are required to comply with the reporting requirements that the state in which the funds originated has requested in order for the states to meet the requirements as described in the terms and conditions as determined by the Department of the Treasury. The Company has complied with all known reporting requirements to date.

The Company recognizes distributions from government grants as grant income in line with the loss of revenues or expenses for which the grants are intended to compensate when there is reasonable assurance that it has complied with the conditions associated with the grant.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. The Company has deferred payment of approximately $12.3 million related to the deferral of employer payroll taxes as of September 30, 2022 and December 31, 2021 under the CARES Act which is recorded in accrued expenses on the unaudited condensed consolidated balance sheets. This balance is expected to be paid in the fourth quarter of 2022.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the nine months ended September 30, 2022:

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for public business entities for fiscal years beginning on or after November 1, 2023, including interim periods therein. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company has elected to early adopt this accounting standard and notes that there was no material impact to the financial statements from the adoption of this ASU.

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

The equity transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of Care Finders for $333.4 million (a purchase price of $344.8 million less $11.4 million of cash that was acquired).

The following table summarizes information from the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 14, 2021 (in thousands):

Cash	$11,424
Accounts receivable (1)	14,708
Prepaid expenses and other (2)	2,625
Property and equipment (3)	2,527
Inventories (4)	231
Operating right of use asset (5)	1,939
Intangibles (6)	100,750
Goodwill (7)	232,103
Other assets (8)	226
Accounts payable (9)	(2,720)
Accrued expenses and other accrued liabilities (9)	(14,344)
Operating lease liability (5)	(1,939)
Deferred tax liabilities (10)	(2,327)
Other liabilities (9)	(378)
Total of assets acquired less liabilities assumed	$344,825

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
(5)     The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) was recorded at $1.9 million based on market rates available to the Company during the purchase price allocation.
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

(7)     The acquisition initially resulted in $232.2 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets, an increase in market share, and a growing demographic that will need home care solutions. In the third quarter of 2022, goodwill decreased by $0.1 million as a result of changes to accounts payable and deferred tax liabilities, as discussed in detail below. All of the acquired goodwill is deductible for tax purposes.
(8)     Included in other assets are security deposits with a value of $0.2 million.
(9)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable as well as certain other current and non-current liabilities as of the acquisition date. In the third quarter of 2022, it was determined that an additional $0.2 million of accounts payable existed as of the acquisition date, and therefore, the initial balance of $2.5 million was increased to $2.7 million.

(10)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis. In the third quarter of 2022, deferred tax liabilities of $2.6 million decreased by $0.3 million due to tax impacts of the acquisition.

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

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of VRI for $314.6 million (a purchase price of $317.5 million less $2.9 million of cash that was acquired).

The following table summarizes the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of September 22, 2021 (in thousands):

Cash	$2,922
Accounts receivable (1)	6,800
Inventory (2)	1,684
Prepaid expenses and other (3)	805
Property and equipment (4)	14,908
Intangible assets (5)	75,590
Goodwill (6)	236,317
Accounts payable and accrued liabilities (7)	(1,884)
Accrued expense (7)	(2,487)
Deferred revenue (7)	(67)
Deferred tax liabilities (8)	(17,070)
Total of assets acquired less liabilities assumed	$317,518

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

(6)     The acquisition initially resulted in $236.7 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. In the third quarter of 2022, goodwill decreased by $0.4 million due to a decrease in deferred tax liabilities, as discussed in more detail below. The related goodwill is not deductible for tax purposes.

(7)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable as well as certain other current and non-current liabilities as of the acquisition date.
(8)     Net deferred tax liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis. In the third quarter of 2022, deferred tax liabilities of $17.5 million decreased by $0.4 million due to tax impacts of the acquisition.

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

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of GMM for $71.3 million (a purchase price of $71.6 million less $0.3 million of cash that was acquired).

The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of May 11, 2022 (in thousands):

Cash	$327
Accounts receivable (1)	2,548
Prepaid expenses and other (2)	770
Property and equipment (3)	2,744
Intangible assets (4)	21,950
Goodwill (5)	44,113
Accounts payable (6)	(281)
Accrued expenses and other current liabilities (6)	(577)
Total of assets acquired less liabilities assumed	$71,594

The acquisition method of accounting requires us to record the assets acquired and liabilities assumed at their fair values as of the date of acquisition, which requires management to use currently available information to make estimates and assumptions. The Company believes that the available information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however, if new information becomes available related to facts that existed at the acquisition date, preliminary estimates may be adjusted. Upon finalization of the preliminary items noted below, there may be related adjustments to certain of such items and to goodwill and income taxes.

(1)    Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. In the third quarter of 2022, it was determined that $0.4 million of the initial accounts receivable balance was uncollectible, and therefore, the initial balance of $2.9 million was decreased to $2.5 million. This estimate is preliminary as the Company's evaluation of the collectability of receivables is ongoing.
(2)     Given the short-term nature of the balance of prepaid expenses and other assets, the carrying value represents the fair value.
(3)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment and furniture and fixtures. The Company valued the personal emergency response system devices utilizing the cost approach. The carrying value of the remainder of the property, plant and equipment, consisting primarily of computer equipment and furniture and fixtures, is assumed to represent the fair value. Management's assessment of the fair value for PP&E is ongoing.
(4)    The preliminary allocation of consideration exchanged for intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$21,600
Trade name	Amortizable	2 years	350
			$21,950

The Company valued the payor network utilizing the multi-period excess earnings method and trade names utilizing the relief-from-royalty method.

(5)     The acquisition preliminarily resulted in $43.7 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. In the third quarter of 2022, accounts receivable was adjusted down by $0.4 million which caused a corresponding increase to goodwill for a total goodwill balance of $44.1 million. The amount of goodwill deductible for tax purposes has yet to be determined.
(6)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable and accrued expenses and other current liabilities as of the acquisition date.

Pro Forma Financial Information (unaudited)

Assuming Care Finders, VRI, and GMM had been acquired as of January 1, 2021, and the results of each had been included in operations beginning on January 1, 2021, the following table provides estimated unaudited pro forma results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$647,782	$552,342	$1,850,472	$1,616,115
Income (loss) from continuing operations, net	(9,714)	(13,442)	(7,242)	12,439
Diluted earnings (loss) per share	$(0.69)	$(0.96)	$(0.52)	$0.87

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental pro forma earnings were adjusted to exclude the impact of historical interest expense of Care Finders and VRI of $1.1 million and $1.0 million, respectively, for the three months ended September 30, 2021 and $3.7 million and $3.2 million, respectively, for the nine months ended September 30, 2021.

Acquisition-related costs of approximately $0.4 million and $2.0 million for the three and nine months ended September 30, 2022 for GMM were expensed as incurred, recorded in selling, general and administrative expenses and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs consisted of professional fees for advisory, consulting, and underwriting services as well as other incremental costs directly related to the acquisition.

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

•Corporate and Other - Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate and Other segment that includes the costs associated with the Company's corporate operations. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. Prior to the segment reorganization, we reported the investment in Matrix as a separate operating segment, however based on the relative size of the Matrix investment and all related activity to the overall financial statements, the CODM no longer views it as a separate operating segment but reviews results in conjunction with the other corporate results of the business. The Company reclassified certain costs associated with this reorganization for the three and nine months ended September 30, 2021, to conform to this presentation.

The Company evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment.

The following table sets forth certain financial information from continuing operations attributable to the Company’s business segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$459,796	$169,226	$18,760	$—	$647,782
Grant income (1)	—	789	—	—	789

Service expense	394,981	132,746	6,836	—	534,563
General and administrative expense	31,815	22,057	5,816	16,201	75,889
Depreciation and amortization	7,079	12,919	5,467	207	25,672
Operating income (loss)	$25,921	$2,293	$641	$(16,408)	$12,447

Equity in net loss (income) of investee, net of tax	$(208)	$—	$—	$26,656	$26,448
Equity investment	$208	$—	$—	$43,269	$43,477
Goodwill (2)	$135,186	$552,775	$280,429	$30	$968,420
Total assets	$517,930	$962,425	$402,929	$106,561	$1,989,845

	Nine months ended September 30, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$1,309,449	$491,661	$49,362	$—	$1,850,472
Grant income (1)	—	4,587	—	—	4,587

Service expense	1,100,801	379,423	17,884	—	1,498,108
General and administrative expense	102,736	68,536	17,520	43,316	232,108
Depreciation and amortization	21,576	37,976	14,201	623	74,376
Operating income (loss)	$84,336	$10,313	$(243)	$(43,939)	$50,467

Equity in net loss (income) of investee, net of tax	$(143)	$—	$—	$28,163	$28,020
Equity investment	$208	$—	$—	$43,269	$43,477
Goodwill (2)	$135,186	$552,775	$280,429	$30	$968,420
Total assets	$517,930	$962,425	$402,929	$106,561	$1,989,845

(1)    Grant income for the Personal Care segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the SLFRF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

(2)    In May 2022, the Company completed the acquisition of GMM which is included within the RPM segment. The Company recorded goodwill of $43.7 million related to the acquisition during the second quarter of 2022. During the third quarter of 2022, the Company recorded an increase in GMM goodwill of $0.4 million and a decrease in VRI goodwill of $0.4 million related to measurement period adjustments as discussed in Note 3, Acquisitions, for a total GMM goodwill balance of $44.1 million and a total VRI goodwill balance of $236.3 million. Additionally, during the third quarter of 2022, the Company recorded a net decrease in goodwill of $0.1 million in the Personal Care segment related to measurement period adjustments at the Care Finders subsidiary as discussed in Note 3, Acquisitions.

	Three months ended September 30, 2021
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$372,992	$118,503	$1,564	$—	$493,059
Grant income (1)	—	—	—	—	—

Service expense	304,398	94,107	767	—	399,272
General and administrative expense	29,875	15,802	216	22,312	68,205
Depreciation and amortization	7,496	4,912	200	—	12,608
Operating income (loss)	$31,223	$3,682	$381	$(22,312)	$12,974

Equity in net loss of investee, net of tax	$—	$—	$—	$4,845	$4,845
Equity investment	$—	$—	$—	$134,353	$134,353
Goodwill	$135,186	$565,886	$228,884	$30	$929,986
Total assets	$552,912	$1,037,886	$343,277	$201,078	$2,135,153

	Nine months ended September 30, 2021
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$1,081,168	$338,385	$1,564	$—	$1,421,117
Grant income (1)	—	3,500	—	—	3,500

Service expense	869,470	268,933	767	—	1,139,170
General and administrative expense	85,961	45,606	216	47,812	179,595
Depreciation and amortization	21,744	14,723	200	—	36,667
Operating income (loss)	$103,993	$12,623	$381	$(47,812)	$69,185

Equity in net loss of investee, net of tax	$—	$—	$—	$1,424	$1,424
Equity investment	$—	$—	$—	$134,353	$134,353
Goodwill	$135,186	$565,886	$228,884	$30	$929,986
Total assets	$552,912	$1,037,886	$343,277	$201,078	$2,135,153

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

Revenue Contract Structure

NEMT Capitated Contracts (per-member-per-month)

Under capitated contracts, payors pay a fixed amount per eligible member per month. Capitation rates are generally based on expected costs and volume of services. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the payor’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the payor, or additional payments due from the payor. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the payor. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

NEMT Fee-for-service Contracts

Fee-for-service ("FFS") revenue represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Personal Care Fee-for-service Contracts

Personal Care FFS revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered based on actual personal care hours provided. Payment for services received from third-party payors includes, but is not limited to, insurance companies, hospitals, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive audit and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of retroactive adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

RPM per-member-per-month Contracts

RPM per-member-per-month ("PMPM") revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month based on enrolled membership. Consideration is generally fixed for each type of monitoring service and the contracts do not typically contain variable components of consideration. As such, the RPM segment recognizes revenue based on the monthly fee paid by customers.

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
NEMT capitated contracts	$399,859	$311,913	$1,145,694	$916,976
NEMT FFS contracts	59,937	61,079	163,755	164,192
Total NEMT revenue	459,796	372,992	1,309,449	1,081,168

Personal Care FFS contracts	169,226	118,503	491,661	338,385
RPM PMPM contracts	18,760	1,564	49,362	1,564
Total service revenue, net	$647,782	$493,059	$1,850,472	$1,421,117

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 10.4% and 10.8% were derived from one payor for the three months ended September 30, 2022 and 2021, respectively, and 11.0% and 9.7% were derived from one payor for the nine months ended September 30, 2022 and 2021, respectively. Of the Personal Care segment's revenue, 12.1% and 12.0% were derived from one payor for the three months ended September 30, 2022 and 2021, respectively, and 12.0% and 13.0% were derived from one payor for the nine months ended September 30, 2022 and 2021, respectively. Of the RPM segment's revenue, 18.4% was derived from one payor for the three months ended September 30, 2022, and 20.4% was derived from one payor for the nine months ended September 30, 2022. As the RPM segment was established on September 22, 2021, the concentration of revenue is not meaningful for the three and nine months ended September 30, 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
State and Managed Medicaid contracts	$547,423	$441,802	$1,565,738	$1,274,660
Managed Medicare contracts	92,228	44,074	254,835	125,571
Private pay and other contracts	8,131	7,183	29,899	20,886
Total service revenue, net	$647,782	$493,059	$1,850,472	$1,421,117

Revenue Adjustments

During the three months ended September 30, 2022 and 2021, the Company recognized an increase of $1.7 million and a reduction of $0.1 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the nine months ended September 30, 2022 and 2021, the Company recognized an increase of $6.5 million and $0.2 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$208,787	$210,937
Reconciliation contracts receivable (1)	60,060	24,480
Allowance for doubtful accounts	(2,670)	(2,296)
Accounts receivable, net	$266,177	$233,121
(1)     Reconciliation contracts receivable primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables activity below.
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Accrued contract payables (1)	$243,800	$281,586
Deferred revenue, current	$2,213	$2,714
(1)     Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor, profit rebate and reconciliation contracts.

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2021	Additional Amounts Recorded	Amounts Paid or Settled	September 30, 2022
Reconciliation contract payables	$22,035	$15,675	$(13,011)	$24,699
Profit rebate/corridor contract payables	246,424	59,129	(99,123)	206,430
Overpayments and other cash items	13,127	7,529	(7,985)	12,671
Total contract payables	$281,586	$82,333	$(120,119)	$243,800

Reconciliation contract receivables	$24,403	$37,838	$(15,848)	$46,393
Corridor contract receivables	77	13,590	—	13,667
Total reconciliation contract receivables	$24,480	$51,428	$(15,848)	$60,060

6.    Equity Investment

As of September 30, 2022 and December 31, 2021, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, Matrix recorded asset impairment charges of $82.2 million and during the year ended December 31, 2021, Matrix recorded asset impairment charges of $111.4 million. No asset impairment charges were recorded for the three and nine months ended September 30, 2021.

The Company's gross share of its Matrix's operations for the three months ended September 30, 2022 and September 30, 2021 was a loss of $36.1 million and a loss of $6.7 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $26.7 million and a loss of $4.8 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company's gross share of its investment in Matrix was a loss of $39.0 million and a loss of $2.0 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $28.2 million and a loss of $1.4 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2022 and December 31, 2021 totaled $43.5 million and $83.1 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$110,892	$124,081
Long-term assets	$381,096	$482,063
Current liabilities	$44,557	$57,048
Long-term liabilities	$330,794	$340,448

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$76,461	$78,458	$235,582	$316,830
Operating income (loss)	$(79,992)	$(16,833)	$(81,604)	$3,324
Net loss	$(85,081)	$(15,627)	$(93,211)	$(7,143)

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$8,331	$9,487
Deferred ERP implementation costs	6,390	3,003
Deferred financing costs on credit facility	3,249	1,480
Prepaid income taxes	2,709	13,848
Inventory	1,864	1,458
Other prepaid expenses	14,138	9,275
Total prepaid expenses and other current assets	$36,681	$38,551

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and related liabilities (1)	$52,107	$54,564
Accrued interest	24,239	12,826
Accrued operating expenses	16,378	14,457
Insurance reserves	15,972	10,152
Accrued legal fees	11,016	5,081
Accrued government grants (2)	5,439	1,514
Union pension obligation	4,952	6,629
Deferred revenue	2,213	2,714
Deferred acquisition payments	50	3,578
Other	12,851	12,276
Total accrued expenses and other current liabilities	$145,217	$123,791

(1)     Accrued compensation and related liabilities include deferred payroll taxes, which are deferred as a result of the CARES Act. The CARES Act provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

(2)     Accrued government grants include payments received from government entities in relation to the PRF and SLFRF to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of as of September 30, 2022 and December 31, 2021.

9.    Debt

Senior Unsecured Notes

Senior unsecured notes as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	September 30, 2022	December 31, 2021
$500.0 million 5.875% due November 15, 2025	11/4/2020	$490,399	$488,368
$500.0 million 5.000% due October 1, 2029	8/24/2021	$487,902	$486,857

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of September 30, 2022, $21.7 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The Company was in compliance with all covenants as of September 30, 2022.

Credit Facility

On February 3, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. As of September 30, 2022, the Company had $38.0 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). The New Credit Facility replaces the Credit Facility under the Credit Agreement, which was terminated concurrently with the Company's entry into the New Credit Agreement.

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

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2022.

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

Stock options. The Company recognized a reversal of previously recognized stock-based compensation expense for non-qualified stock options (“NQs”) of $0.3 million during the three months ended September 30, 2022 due to forfeitures that occurred during the period and the Company recognized stock-based compensation expense for NQs of $0.5 million for the three months ended September 30, 2021 in general and administrative expense. For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense for NQs of $1.0 million and $1.5 million, respectively, in general and administrative expense. At September 30, 2022, the Company had 209,075 stock options outstanding with a weighted-average exercise price of $97.30.

Restricted stock and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") of $0.7 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively, in general and administrative expense. The Company had 13,137 unvested RSAs and 85,369 unvested RSUs outstanding at September 30, 2022 with a weighted-average grant date fair value of $94.44 and $113.19, respectively.

Performance-based share awards. These awards include RSUs and were initially issued in the first quarter of 2022. The purpose of these awards is to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as defined by the Plan. Stock-based compensation expense related to these performance-based share awards ("PRSUs") is recognized over the 3-year vesting period under the straight-line attribution method. Related to the PRSUs, the Company recorded a reversal of $0.2 million of previously recognized stock-based compensation expense for the three months ended September 30, 2022 due to forfeitures that occurred during the period and recorded $0.6 million of stock-based compensation expense for the nine months ended September 30, 2022, with the remaining portion expected to be recognized over the remainder of the 3-year requisite service period. The Company had 18,663 unvested PRSUs outstanding at September 30, 2022 with a weighted-average grant date fair value of $153.17.

In the second quarter of 2022, an Employee Stock Purchase Program ("ESPP") was approved by the Board of Directors and the Company's shareholders, which will allow employees to purchase Company stock at a discounted rate. The first offering period will begin in the fourth quarter of 2022.

11.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(28,505)	$(7,572)	$(24,859)	$24,940

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,051,794	13,993,438	14,041,224	14,102,371
Effect of dilutive securities:
Common stock options	—	—	—	130,221
Restricted stock	—	—	—	45,739
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,051,794	13,993,438	14,041,224	14,278,331

Earnings (loss) per share:
Basic earnings (loss) per share	$(2.03)	$(0.54)	$(1.77)	$1.77
Diluted earnings (loss) per share	$(2.03)	$(0.54)	$(1.77)	$1.75

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	115,686	49,158	123,534	53,550

Purchases of Equity Securities

On March 8, 2021, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. Through September 30, 2021, 269,407 shares were repurchased under the program for $39.0 million. The program ended December 31, 2021. No repurchase program was authorized as of September 30, 2022.

12.    Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was a tax benefit of 33.9% and 42.3%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was a tax provision of 21.7% and 24.2%, respectively. For the three and nine months ended September 30, 2022 and 2021, the effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

13.    Commitments and Contingencies

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits. Unless otherwise expressly stated, management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company.

On August 6, 2020, LogistiCare Solutions, LLC, the Company’s subsidiary now known as ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff moved for class certification on August 15, 2022, and ModivCare Solutions filed an opposition to class certification on September 6, 2022. ModivCare Solutions believes it will be able to successfully oppose class certification of this action after discovery and in any event intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and ModivCare Solutions by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging that the Mobile Care Entities and indirectly ModivCare Solutions violated the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators sought to recover damages, fees and costs under the federal False Claims Act, including treble damages, civil penalties and attorneys’ fees. None of the Relators were employed by ModivCare Solutions. The federal government declined to intervene against ModivCare Solutions. ModivCare Solutions filed a motion to dismiss the Complaint on April 22, 2019, but such motion was denied on October 26, 2021. ModivCare Solutions filed an interlocutory appeal of this ruling with the Sixth Circuit Court of Appeals which was subsequently denied. The Relators and Modivcare tentatively agreed to settle the Relators' substantive claims in September 2022 and continue discussions concerning the Relators' counsel’s attorney fees. The settlement will not have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2022 and 2021 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2021. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q3 2022" and "Q3 2021" mean the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively.

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

Since March 2020 and primarily as a result of the COVID-19 pandemic, we have observed a material reduction in trip volume in our NEMT segment as a result of state imposed public health orders and other pandemic impacts that have driven structural changes in the industry, predominantly related to an increase in the utilization of telehealth and virtual care. This reduction in trip volume has had a negative financial impact on our transportation providers and may impact the availability of transportation providers in the future given the heightened sanitation requirements imposed on drivers and depressed volume.

Our Personal Care segment has experienced and is expected to continue to experience a material reduction in volume of service hours and visits. Volume has been reduced as members put services on hold due to infection concerns, and/or because they had the alternative of receiving care from family members and other caregivers working remotely. Additionally, the strain on healthcare professionals as a result of the pandemic has led to a shortage of caregivers which will continue to impact the volume of service hours that can be provided. These depressed volumes will continue to result in lower than expected revenue, at least in the near term, in the Personal Care segment.

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

Our business environment is a highly competitive and volatile market and based on current results, may not realize their long-term forecast. The Company continues to monitor the performance of the business versus the long-term forecast, among other relevant considerations, to determine if any impairments exist. Our management has continued to refine their business strategy throughout the year in order to address the highly competitive and volatile business environment but there are no guarantees that such efforts will result in the Company meeting their long-term forecast. Accordingly, the Company believes there is an elevated risk of impairment.

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

Change in Accounting Estimate

During the first quarter, the Company completed an assessment of the useful lives of our intangible assets and adjusted the estimated useful life of the Simplura trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's personal care segment operations, partially contributed to by the acquisition of Care Finders. Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the three and nine months ended September 30, 2022 was an increase in amortization expense of $3.6 million, a decrease in net income of $2.4 million, and a decrease in earnings per share of $0.17 per diluted common share outstanding, and an increase in amortization expense of $10.7 million, a decrease in net income of $8.4 million, and a decrease in earnings per share of $0.60 per diluted common share outstanding, respectively.

Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three and nine months ended September 30, 2022.

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

Grant Income

Grant Income. The Company has received distributions under the CARES Act Provider Relief Fund ("PRF") and the ARPA Coronavirus State and Local Fiscal Relief Fund ("SLFRF") targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic.

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

Other Expenses

Interest expense, net. Interest expense consists principally of interest payments made during the period ended September 30, 2022 on the Company’s borrowings outstanding at September 30, 2022 under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net loss (income) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment, presented net of related taxes.

Income tax provision. The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Results of Operations

Segment reporting. Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our CODM manages our business, makes operating decisions and evaluates operating performance.

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

The NEMT segment consists of our legacy operations, which provides non-emergency medical transportation services throughout the country. The Personal Care segment provides non-medical personal care and home health services and is composed of the operations from two acquisitions: Simplura on November 18, 2020, and Care Finders on September 14, 2021. The RPM segment provides remote patient monitoring solutions and was developed through our acquisition of VRI on September 22, 2021 and expanded through our acquisition of GMM on May 11, 2022. The operating results of the NEMT, Personal Care and RPM segments include revenue and expenses generated and incurred by the segment.

See Note 4, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Q3 2022 compared to Q3 2021

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q3 2022 and Q3 2021 (in thousands):

	Three months ended September 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$647,782	100.0%	$493,059	100.0%
Grant income	789	0.1%	—	—%

Operating expenses:
Service expense	534,563	82.5%	399,272	81.0%
General and administrative expense	75,889	11.7%	68,205	13.8%
Depreciation and amortization	25,672	4.0%	12,608	2.6%
Total operating expenses	636,124	98.2%	480,085	97.4%

Operating income	12,447	1.9%	12,974	2.6%

Other expenses:
Interest expense, net	15,557	2.4%	17,702	3.6%
Loss before income taxes and equity method investment	(3,110)	(0.5)%	(4,728)	(1.0)%
Benefit for income taxes	(1,053)	(0.2)%	(2,001)	(0.4)%
Equity in net loss of investee, net of tax	26,448	4.1%	4,845	1.0%
Net loss	$(28,505)	(4.4)%	$(7,572)	(1.5)%

Service revenue, net. Consolidated service revenue, net for Q3 2022 increased $154.7 million, or 31.4%, compared to Q3 2021. Service revenue, net, for our NEMT segment increased by $86.8 million, primarily due to higher membership and trip volume when compared to Q3 2021. Service revenue, net, further increased by $50.7 million for our Personal Care segment, of which $34.5 million was related to the inclusion of the incremental operating results of Care Finders which was acquired in September 2021. Service revenue, net increased due to the inclusion of an incremental $17.2 million for our RPM segment as a result of the operating results of VRI which was acquired in September 2021 and GMM which was acquired in May 2022. See our Results of Operations, Segments, for further discussion.

Grant income. The Company recognized grant income of approximately $0.8 million during the three months ended September 30, 2022 related to grants from the CARES Act PRF and the ARPA SLFRF targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19, and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Three months ended September 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$340,138	52.5%	$256,750	52.1%
Payroll and related costs	181,563	28.0%	131,977	26.8%
Other service expenses	12,862	2.0%	10,545	2.1%
Total service expense	$534,563	82.5%	$399,272	81.0%

Service expense for Q3 2022 increased $135.3 million, or 33.9%, compared to Q3 2021 primarily due to higher purchased services costs in the NEMT segment of $83.4 million driven by higher third-party transportation costs. Transportation and payroll costs increased primarily as a result of higher trip volume across multiple contracts and higher wage rates. This increase was also driven by higher service expense of $38.6 million in our Personal Care segment, of which $25.6 million is related to the Care Finders acquisition in September 2021. The remaining increase is primarily related to higher wage rates across all segments.

General and administrative expense. General and administrative expense for Q3 2022 increased $7.7 million, or 11.3%, compared to Q3 2021. The increase was primarily attributable to an increase of $11.1 million in general and administrative costs related to the operations of Care Finders in the Personal Care segment which was acquired during September 2021, and VRI and GMM in the RPM segment, which were acquired during September 2021 and May 2022, respectively. This was partially offset by a decrease in general and administrative expense for the corporate segment by $6.1 million. See our Results of Operations, Segments for further discussion.

Depreciation and amortization. Depreciation and amortization for Q3 2022 increased $13.1 million or 103.6% compared to Q3 2021 primarily as a result of $7.7 million of additional amortization in the Personal Care and RPM segments associated with intangible assets purchased in the Care Finders, VRI, and GMM acquisitions, and $3.6 million of additional amortization in the Personal Care segment related to additional amortization for Simplura intangible assets due to a change in useful life estimate. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

Interest expense, net. Interest expense, net, for Q3 2022 and Q3 2021 was $15.6 million and $17.7 million, respectively. Interest expense decreased as a result of a bridge loan commitment fee of $6.6 million incurred in Q3 2021 related to the VRI acquisition with no comparable fee in Q3 2022. The decrease was partially offset by an increase in interest expense of $4.1 million associated with the issuance of $500.0 million of Senior Unsecured Notes due 2029 ("the 2029 Notes"), issued in August 2021. During Q3 2022, we incurred $8.0 million of interest expense related to the Notes due 2025 and $6.6 million related to the Notes due 2029. The remainder of the interest expense in Q3 2022 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net loss of investee, net of tax. Our equity in net loss of investee, net of tax, for Q3 2022 of $26.4 million and our equity in net loss of investee, net of tax, of $4.8 million for Q3 2021 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program. This loss was primarily related to an asset impairment that occurred at Matrix during Q3 2022 of $82.2 million.

Benefit for income taxes. Our effective tax rate from continuing operations for Q3 2022 and Q3 2021 were tax benefits of 33.9% and 42.3%, respectively. For Q3 2022 and Q3 2021, the effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for the nine months ended September 30, 2022, which we refer to as “YTD 2022”, and for the nine months ended September 30, 2021, which we refer to as “YTD 2021” (in thousands):

	Nine months ended September 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$1,850,472	100.0%	$1,421,117	100.0%
Grant income	4,587	0.2%	3,500	0.2%

Operating expenses:
Service expense	1,498,108	81.0%	1,139,170	80.2%
General and administrative expense	232,108	12.5%	179,595	12.6%
Depreciation and amortization	74,376	4.0%	36,667	2.6%
Total operating expenses	1,804,592	97.5%	1,355,432	95.4%

Operating income	50,467	2.7%	69,185	4.9%

Other expenses:
Interest expense, net	46,429	2.5%	34,412	2.4%
Income before income taxes and equity method investment	4,038	0.2%	34,773	2.4%
Provision for income taxes	877	—%	8,409	0.6%
Equity in net loss of investee, net of tax	28,020	1.5%	1,424	0.1%
Net income (loss)	$(24,859)	(1.3)%	$24,940	1.8%

Service revenue, net. Consolidated service revenue, net, for YTD 2022 increased $429.4 million, or 30.2%, compared to YTD 2021. Service revenue, net, for the NEMT segment increased by $228.3 million, primarily due to higher membership and trip volume when compared to YTD 2021, as both membership and trip volume were depressed in the prior year due to the impact of COVID-19. Service revenue, net, further increased by $153.3 million for our Personal Care segment, of which $121.2 million was related to the inclusion of the incremental operating results of Care Finders which was acquired in September 2021. Service revenue, net increased due to the inclusion of an incremental $47.8 million for our RPM segment as a result of the operating results of VRI which was acquired in September 2021 and expanded with the acquisition of GMM in May 2022. See our Results of Operations, Segments, for further discussion.

Grant income. The Company recognized income of approximately $4.6 million for YTD 2022 compared to $3.5 million during YTD 2021 related to grants from the CARES Act PRF and the ARPA SLFRF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19, and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Nine months ended September 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$935,298	50.5%	$725,059	51.0%
Payroll and related costs	520,556	28.1%	379,739	26.7%
Other operating expenses	42,254	2.3%	34,372	2.4%
Total service expense	$1,498,108	81.0%	$1,139,170	80.2%

Service expense for YTD 2022 increased $358.9 million, or 31.5%, compared to YTD 2021 due to higher purchased services of $210.2 million related to an increase in transportation costs for the NEMT segment. Payroll and related costs increased by $140.8 million, primarily related to incremental costs of $98.3 million in the Personal Care and RPM segments due to the acquisitions of Care Finders and VRI in September 2021 and GMM in May 2022, as well as increased labor costs across all segments.

General and administrative expense. General and administrative expense for YTD 2022 increased $52.5 million, or 29.2%, compared to YTD 2021. This increase is primarily attributable to an increase of $39.9 million in general and administrative costs related to the operations of Care Finders in the Personal Care segment which was acquired during September 2021, and VRI and GMM in the RPM segment which were acquired during September 2021 and May 2022, respectively. See our Results of Operations, Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for YTD 2022 increased $37.7 million or 102.8% compared to YTD 2021 primarily as a result of intangibles brought on under the Care Finders and VRI acquisitions in September 2021 and the GMM acquisition in May 2022. See Note 3, Acquisitions.

Interest expense, net. Interest expense, net for YTD 2022 increased $12.0 million compared to YTD 2021 as a result of the incremental interest activity of $17.4 million from the $500.0 million Senior Notes due 2029 that were issued in August 2021. The increase in interest was partially offset by the $6.6 million bridge loan commitment fee incurred in Q3 2021 related to the VRI acquisition with no comparable fee for the nine months ended September 30, 2022. For YTD 2022, we incurred $24.1 million and $19.9 million of interest expense related to the Senior Notes due 2025 and the Senior Notes due 2029, respectively. The remainder of the interest expense during YTD 2022 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net loss of investee, net of tax. For YTD 2022, our equity in net loss of investee is $28.0 million, compared to net loss for YTD 2021 of $1.4 million, as a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program. This loss was primarily related to an asset impairment that occurred at Matrix during Q3 2022 of $82.2 million.

Provision for income taxes. Our effective tax rates from continuing operations for YTD 2022 and YTD 2021 were provisions of 21.7% and 24.2%, respectively. The YTD 2022 and YTD 2021 effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information from continuing operations attributable to the Company’s business segments (in thousands):

NEMT Segment

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$459,796	100.0%	$372,992	100.0%	$1,309,449	100.0%	$1,081,168	100.0%

Service expense	394,981	85.9%	304,398	81.6%	1,100,801	84.1%	869,470	80.4%
General and administrative expense	31,815	6.9%	29,875	8.0%	102,736	7.8%	85,961	8.0%
Depreciation and amortization	7,079	1.5%	7,496	2.0%	21,576	1.6%	21,744	2.0%
Operating income	$25,921	5.6%	$31,223	8.4%	$84,336	6.4%	$103,993	9.6%

The non-emergency medical transportation (“NEMT”) segment, which operates under the brands ModivCare Solutions and Circulation, is the largest manager of NEMT programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, increased by $86.8 million and 23.3%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase is primarily attributable to a 16.1% increase in trip volume, a 22.6% increase in average monthly membership and higher rates per member as compared to the three months ended September 30, 2021. Service revenue, net, increased by $228.3 million and 21.1%, during the nine months ended September 30, 2022, primarily attributable to a 13.8% increase in both trip volume and average monthly membership, and higher rates per member as compared to the nine months ended September 30, 2021. Trip volume increased for the three and nine months ended September 30, 2022 when compared to 2021, as trip volume was depressed in the prior year due to the impact of COVID-19. The increase in average monthly membership drove higher revenue because a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes. However, we also have certain capitated contracts that limit profit to within a certain corridor and once we reach the maximum profit level we discontinue recognizing revenue and instead build a liability to return back to the customer upon reconciliation at a later date. The increase in trip volume also increases revenue for our contracts that are structured as fee-for-service as higher trip volumes correlates with a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$340,138	74.0%	$256,750	68.8%	$935,298	71.4%	$725,059	67.1%
Payroll and related costs	46,160	10.0%	38,105	10.2%	136,916	10.5%	113,843	10.5%
Other service expenses	8,683	1.9%	9,543	2.6%	28,587	2.2%	30,568	2.8%
Total service expense	$394,981	85.9%	$304,398	81.6%	$1,100,801	84.1%	$869,470	80.4%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $90.6 million and 29.8% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily related to higher purchased services of $83.4 million related to an increase in transportation costs due to higher trip volume in the current year. Service expense increased by $231.3 million and 26.6% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in purchased services of $210.2 million for the same reason as stated above.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $1.9 million and 6.5% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. General and administrative expense increased by $16.8 million and 19.5% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily as a result of higher salary costs and legal expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.4 million and 5.6% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Depreciation and amortization expense decreased by $0.2 million and 0.8% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Both changes are primarily the result of certain intangible assets at Circulation being fully amortized during the second half of 2021.

Personal Care Segment

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$169,226	100.0%	$118,503	100.0%	$491,661	100.0%	$338,385	100.0%
Grant income	789	0.5%	—	—%	4,587	0.9%	3,500	1.0%

Service expense	132,746	78.4%	94,107	79.4%	379,423	77.2%	268,933	79.5%
General and administrative expense	22,057	13.0%	15,802	13.3%	68,536	13.9%	45,606	13.5%
Depreciation and amortization	12,919	7.6%	4,912	4.1%	37,976	7.7%	14,723	4.4%
Operating income	$2,293	1.4%	$3,682	3.1%	$10,313	2.1%	$12,623	3.7%

Our Personal Care segment was established in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. Our Personal Care segment’s services include placements of non-medical personal care assistants and home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. The quarter over quarter fluctuations include incremental changes from the acquisition of Care Finders, as the acquisition was completed on September 14, 2021 and contributed minimal activity in 2021 compared to a full year of activity in 2022.

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue driven by hours worked by our personal care providers. Service revenue, net increased by $50.7 million or 42.8% for the three months ended September 30, 2022 as compared to September 30, 2021, primarily due to incremental revenue from the Care Finders acquisition of $34.5 million. The remainder of the increase in service revenue is attributable to Simplura, due to higher hours worked by personal care providers in Q3 2022 as compared to Q3 2021 as well as the asset acquisition completed in Q2 2022, as disclosed in Note 3, Acquisitions, which allowed the Company to service the additional acquired contracts. Service revenue, net increased by $153.3 million or 45.3% for the nine months ended September 30, 2022 as compared to September 30, 2021, primarily due to incremental revenue from the Care Finders acquisition of $121.2 million.

Grant Income. In the three and nine months ended September 30, 2022, the Company recognized income for distributions of the CARES Act PRF and the ARPA SLFRF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic of $0.8 million and $4.6 million, respectively. In comparison, the Company did not receive distributions during the three months ended September 30, 2021, and received distributions of $3.5 million during the nine months ended September 30, 2021.

Service expense. Service expense components for the Personal Care segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Payroll and related costs	$132,482	78.3%	$93,105	78.6%	$374,994	76.3%	$265,129	78.4%
Other service expenses	264	0.1%	1,002	0.8%	4,429	0.9%	3,804	1.1%
Total service expense	$132,746	78.4%	$94,107	79.4%	$379,423	77.2%	$268,933	79.5%

Service expense for our Personal Care segment primarily consists of salaries for the employees providing the personal care services and it typically trends with the number of hours worked. Service expense for the three months ended September 30, 2022 increased by $38.6 million and 41.1% as compared to the three months ended September 30, 2021, primarily as a result of incremental expense of $25.6 million related to the Care Finders acquisition. Service expense for the nine months ended September 30, 2022 increased by $110.5 million and 41.1% as compared to the nine months ended September 30, 2021, primarily as a result of incremental expense of $90.9 million related to the Care Finders acquisition. The remainder of the increase is related to increased pay rates for the personal care providers for the Simplura business as well as servicing additional contracts acquired through the asset acquisition completed in Q2 2022, as disclosed in Note 3, Acquisitions, .

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $6.3 million and 39.6% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily related to incremental costs from the acquisition of Care Finders of $5.5 million. General and administrative expense increased by $22.9 million and 50.3% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily related to incremental costs from the acquisition of Care Finders of $22.6 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $8.0 million and 163.0% for the three months ended September 30, 2022 as compared to 2021, and increased by $23.3 million and 157.9% for the nine months ended September 30, 2022 as compared to 2021. The increase in this expense for the three and nine months ended September 30, 2022 is primarily due to amortization expense on the intangible assets brought on under the Care Finders acquisition of $3.7 million and $11.1 million, respectively. The increase for the three and nine months ended September 30, 2022 is also driven by the additional amortization expense of $3.6 million and $10.7 million, respectively, related to the change in useful lives of Simplura intangible assets as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

RPM Segment

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Service revenue, net	$18,760	100.0%	$1,564	100.0%	$49,362	100.0%	$1,564	100.0%

Service expense	6,836	36.4%	767	49.0%	17,884	36.2%	767	49.0%
General and administrative expense	5,816	31.0%	216	13.8%	17,520	35.5%	216	13.8%
Depreciation and amortization	5,467	29.1%	200	12.8%	14,201	28.8%	200	12.8%
Operating income (loss)	$641	3.4%	$381	24.4%	$(243)	(0.5)%	$381	24.4%

Our Remote Patient Monitoring segment was established in September 2021 with the acquisition of VRI and expanded in May 2022 with the acquisition of GMM. The RPM segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. The quarterly and annual fluctuations as of the three and nine months ended September 30, 2022 and 2021, respectively, are not meaningful as the segment only contributed minimal activity in 2021 and a full year of activity in 2022.

Service revenue, net. RPM contracts are generally structured as a fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, from managed Medicare contracts accounted for 19.5% and 21.4% of service revenue, net, for the three and nine months ended September 30, 2022, respectively, while state and managed Medicaid program contracts accounted for 62.7% and 60.6% of service revenue, net for the three and nine months ended September 30, 2022, respectively. The remainder of the RPM segment revenue is derived from private pay and other contracts.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Payroll and related costs	$3,323	17.7%	$767	49.0%	$8,646	17.5%	$767	49.0%
Other service expenses	3,513	18.7%	—	0.0%	9,238	18.7%	—	0.0%
Total service expense	$6,836	36.4%	$767	49.0%	$17,884	36.2%	$767	49.0%

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

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Amount	Amount	Amount	Amount
General and administrative expense	$16,201	$22,312	$43,316	$47,812
Depreciation and amortization	207	—	623	—
Operating income (loss)	$(16,408)	$(22,312)	$(43,939)	$(47,812)

Our Corporate and Other segment was established beginning January 1, 2022 as a result of a segment reorganization completed by the Company. The Company's Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. This segment also includes the results of our equity investment in Matrix.

Our Corporate and Other segment holds costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. The general and administrative expense decreased by $6.1 million and $4.5 million for the three and nine months ended September 30, 2022, primarily due to a lower bonus accrual in the current year and lower stock based compensation due to executive departure.

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

Cash flow from operating activities during the nine months ended September 30, 2022 was $45.5 million. Our balance of cash and cash equivalents, including restricted cash, was $72.7 million and $133.4 million at September 30, 2022 and December 31, 2021, respectively. We had restricted cash of $0.3 million at December 31, 2021 and an immaterial amount at September 30, 2022. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2022 cash flows compared to YTD 2021

Operating activities. Cash provided by operating activities was $45.5 million and $174.7 million for YTD 2022 and YTD 2021, respectively. The decrease of $129.2 million was primarily a result of a decrease in cash provided by changes in working capital of $127.7 million. The working capital changes were related to a decrease in the change in accrued contract payables of $189.7 million primarily related to repayments and lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes during YTD 2022. Also contributing to the decrease in working capital is a decrease in the change in accrued transportation costs of $25.5 million primarily related to decreased cycle time to pay our transportation providers therefore decreasing the accrued transportation costs in YTD 2022 compared to YTD 2021. These working capital decreases were partially offset by an increase in the accounts payable and accrued expenses balance of $46.4 million primarily related to timing of vendor payments and and an increase in the accounts receivable balance of $41.1 million, primarily related to receivables recorded on our reconciliation and corridor contracts.

Investing activities. Net cash used in investing activities of $104.4 million in YTD 2022 decreased by $576.7 million as compared to YTD 2021 primarily as a result of a decrease in cash spent on acquisitions of $588.4 million. This is due to the Company's acquisitions of WellRyde, Care Finders, and VRI in YTD 2021 compared to only the purchase of GMM and an asset acquisition in 2022.

Financing activities. Net cash used in financing activities of $1.8 million in YTD 2022 decreased by $451.5 million as compared to net cash provided by financing activities during YTD 2021 of $449.7 million. The change was primarily due to the Company issuing senior notes during August 2021 for $500.0 million offset by the Company not participating in a stock repurchase program during YTD 2022 as compared to YTD 2021 during which cash paid to repurchase common stock was $39.0 million. See Note 11, Earnings Per Share, for further information on the stock buyback.

Obligations and commitments

Senior Unsecured Notes. On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Subsequently, on August 24, 2021, the Company issued an additional $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029” and, together with the Senior Notes due 2025, the “Notes”). The Senior Notes due 2025 and the Senior Notes due 2029 were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The proceeds from the Senior Notes due 2025 were used to fund a portion of the Company’s acquisition of Simplura and the proceeds from the Senior Notes due 2029 were used to fund a portion of the Company’s acquisition of VRI.

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

We were in compliance with all covenants under the New Credit Agreement as of September 30, 2022.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $72.7 million and accounts receivable and other receivables of $272.3 million. Liquid liabilities totaled $667.0 million at period end as detailed in the table below. Other sources of liquidity include our New Credit Facility of $325.0 million.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations of $45.5 million, debt financing, and our New Credit Facility of $325.0 million. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

The Company has cash requirements of $667.0 million due in one year or less in addition to $1,319.3 million due in more than one year as of September 30, 2022. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of September 30, 2022 (in thousands):

	At September 30, 2022
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes (1)	$1,000,000	$—	$1,000,000
Contracts payable (2)	243,800	243,800	—
Interest (1)	265,899	54,375	211,524
Transportation costs (3)	90,114	90,114	—
Deferred tax liabilities (4)	62,666	—	62,666
Operating leases (5)	48,153	3,349	44,804
Guarantees (6)	48,198	47,923	275
Letters of credit (6)	38,002	38,002	—
Other current cash obligations (7)	189,459	189,459	—
Total	$1,986,291	$667,022	$1,319,269

(1)See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments are typically paid semi-annually in arrears and have been calculated at the rates fixed as of September 30, 2022.
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
(7)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of September 30, 2022, including accounts payable and accrued expenses as detailed at Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements”.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our New Credit Facility, which has variable interest rates that may increase. We had $38.0 million of outstanding letters of credit under the New Credit Facility at September 30, 2022.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company, under the supervision and with the participation of its management (including its principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2022. Based upon this evaluation, the Company’s principal executive and financial officer has concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officer also conducted an evaluation of whether any changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2022 that have materially affected or which are reasonably likely to materially affect such control. Such officer has concluded that no such changes have occurred, other than those efforts related to the remediation of the material weaknesses identified at December 31, 2021.

During the nine months ended September 30, 2022, our management continued updating certain internal controls and supporting processes to address the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2021. The remediation plan put into place by management includes the hiring of a third party to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. Key focus areas have been identified as general information technology control (GITC) deficiencies, payroll controls, revenue process controls and risk assessment related controls.

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

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Offer letter, dated August 22, 2022, by and among the registrant, ModivCare Solutions, LLC and Rebecca Orcutt

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: November 7, 2022	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Duly Authorized Officer)

Date: November 7, 2022	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)