Form 10-K
period 2022-12-31
ModivCare Inc
filed 2023-03-07
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold on The NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,175.9 million.

As of February 20, 2023, there were 14,147,328 shares outstanding (excluding treasury shares of 5,428,760) of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission under cover of Schedule 14A with respect to the registrant’s 2023 Annual Meeting of Stockholders; provided, however, that if such proxy statement is not filed on or before April 30, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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
•cost containment initiatives undertaken by private third-party payors and an inability to maintain or reduce our cost of services below rates set forth by our payors;
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
•an impairment of our goodwill and long-lived assets;
•any failure to maintain or to develop reliable, efficient and secure information technology systems;
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

Risks Related to Our Remote Patient Monitoring Segment

•our operating in the competitive remote patient monitoring industry, and failing to develop and enhance related technology applications; and
•any failure to innovate and provide services that are useful to customers and to achieve and maintain market acceptance;

Risks Related to Our Corporate and Other Segment

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

Item 1.     Business.

Overview

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for payors and their members. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide meals to food-insecure individuals.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options.

Our Development

ModivCare Inc. is a Delaware corporation that was formed in 1996. The Company completed its initial public offering, or IPO, of its common stock in August 2003 and its shares have been listed for trading on the Nasdaq Stock Market, or NASDAQ, since its IPO. ModivCare’s shares of common stock currently trade on the NASDAQ Global Select Market under the ticker symbol “MODV”.

ModivCare has grown its business since its IPO into the company it is today through organic growth as well as a series of acquisitions and divestitures of companies operating primarily in related, or tangentially related, industries, as follows, with respect to its continuing operations:

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
•In May 2021, we acquired the transportation management software WellRyde from nuVizz which increased the Company's technology platform for its NEMT network, for cash totaling approximately $12.0 million;
•In September 2021, we acquired all of the outstanding equity of Care Finders Total Care, or Care Finders, which added to our existing Personal Care segment operations, for cash totaling approximately $340.0 million subject to customary adjustments;
•In September 2021, we acquired all of the outstanding equity of VRI Intermediate Holdings, LLC, or VRI, which formed the foundation of our remote patient monitoring business and RPM segment operations, for cash totaling approximately $315.0 million subject to customary adjustments;

•In May 2022, we acquired all of the outstanding equity of Guardian Medical Monitoring, or GMM, which expanded our remote patient monitoring business and RPM segment operations, for cash totaling approximately $71.3 million subject to customary adjustments;
•In May 2022, we acquired customer contracts from an entity in the personal care segment, which expanded our personal care segment operations, for cash totaling approximately $7.6 million subject to customary adjustments;

and, as follows, with respect to our divestitures:

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
•In December 2020, formed with an industry counterpart a protected series (90% of which is owned by us and which we refer to herein as our insurance captive) of a captive insurance company, NEMT Insurance DE LLC, a Delaware limited liability company that has been organized subject to the Delaware Revised Captive Insurance Company Act, which has been established to provide an insurance coverage alternative for transportation providers to obtain required automobile insurance in connection with their NEMT services;
•In August 2021, issued $500.0 million in aggregate principal amount of its 5.000% Senior Unsecured Notes due in October 2029, which we refer to as our Notes due 2029, the net proceeds from which were used to finance a portion of the purchase price paid in the VRI Intermediate Holdings, LLC acquisition
•In May and October 2020 and September 2021, further amended its amended and restated credit and guaranty agreement dated as of August 2, 2013 (as amended, the “Old Credit Agreement”), to, among other things, increase to $225.0 million the revolving credit limit under the Old Credit Agreement, permit the issuance of our Notes described above, extend the maturity date of the Old Credit Agreement to August 2, 2023, permit the incurrence of additional debt to finance our recent acquisitions, and revise financial covenants to permit the consummation of the acquisitions;
•On January 1, 2022, completed a segment reorganization that resulted in the addition of a Corporate and Other segment that comprises the costs associated with the Company’s corporate operations, including activities related to executive, accounting, finance, internal audit, tax, legal and specific strategic and corporate development functions for each segment, as well as the results of the Matrix investment; and
•In February 2022, replaced its Old Credit Facility with a New Credit Facility, which provides for a five-year senior secured revolving credit facility in an aggregate principal amount of $325.0 million, sublimits for swingline loans of up to $25.0 million, letters of credit of up to $60.0 million and alternative currency loans in amounts of up to $75.0 million.

Our Strategies

ModivCare has grown from a stand-alone NEMT provider to a company with a comprehensive supportive care platform focused on SDoH. Our services include NEMT, personal care and remote patient monitoring. Throughout this phase of growth, our strategy has evolved toward a vision of One ModivCare. This strategy emphasizes our focus on alignment across all of our supportive care services that will help us align best practices, drive scale and efficiencies, and standardize processes to ensure the best experience for our members and customers. ModivCare is focused on aligning our people, processes, and technology for each business segment while integrating data across our point solutions to better serve our members.

ModivCare is focused on execution, growth, and results. To highlight a couple of strategic initiatives in our business segments:

•NEMT – our partnership model is focused on narrowing our network of transportation providers to ensure we provide our partners with a guaranteed number of trips in exchange for high quality service and on-time performance. Our multi-modal strategy ensures that members receive the most appropriate ride, whether it is a standard sedan, ride-share, public transit, or a family member receiving mileage reimbursement. Our focus is to make sure our members have the best transportation experience tailored to each of our members' individualized transportation needs.

•Personal Care – our team is focused on integrating, centralizing, and standardizing non-clinical functions and certain operational processes into repeatable processes across our network of personal care offices. This strategy will empower and enable caregivers to focus on providing high quality services to members and leverage their time to improve recruiting and retention efforts. Another aspect of our workforce development is capturing feedback through our caregiver advisory council, as well as providing a multi-benefit menu, which includes same-day pay, enhanced healthcare benefits, and cell phone assistance, to further enhance retention.

•Remote Patient Monitoring – our monitoring team is focused on gaining market share through enhanced selling initiatives and leveraging our long-standing relationships with payors to have enterprise-wide discussions at the highest level. We will continue to innovate and invest in technology to maintain our industry leading position in remote patient monitoring.

Technology Enhancements

Transportation related to care is one of the most impactful experiences contributing to our members’ satisfaction during their care encounter. At the core of our operational and technological strategies is a focus on driving member satisfaction. Our Advanced Transportation Management System (ATMS) software continues to enhance our member experience by providing real-time visibility into trip status, optimized routing, and automated billing and trip assignments. Our technology platform and continued enhancements reduce inbound calls from members looking for assistance on the location of the transportation provider, improve on-time percentages, enhance member satisfaction, and reduce costs while increasing efficiency. Specifically, our platform and continuous technology improvements provide opportunities for revenue growth and reduced costs as well as the following additional benefits:

•member communications through texting, email and automated calls, including the ability for the member to see the location of the transportation provider in real time on a mobile device;
•optimized routing from industry-leading ATMS software;
•automated trip assignments allowing for proactive management for rejected, canceled and late rides;
•automated billing allowing for more precise and timely mileage logs and service outcomes; and
•driver application enhancements for transportation providers.

With respect to our Personal Care segment, process improvements, augmented by technology, are expected to help reduce costs while maintaining quality and compliant patient care. In addition, we strive to become the employer of choice in each of our Personal Care segment markets. Our scale and density in these markets allow us to provide the number of weekly work hours our caregivers desire, which gives us a competitive advantage in recruitment and retention of caregivers that might otherwise need to work for several agencies to obtain the desired number of work hours. With respect to the RPM segment, the suite of technology-enabled in-home solutions provides improved patient outcomes with peace-of-mind support and reduced costs to payers which drives value and deepens our engagement with members. Greater access to real time information, enabled through our technology, provides us the ability to shorten cycle times to help identify and resolve client and member issues.

Organic Growth

•NEMT Segment. Across the healthcare market, we see an increasing understanding of the benefit of removing transportation as a barrier to care and a way to improve other determinants of health, such as access to food, shelter, socialization, and pharmacy. We believe that our scale, deep experience, operational strategy, and technology tools uniquely position us to address member needs related to access to transportation for vulnerable populations. We approach sales, marketing and business development in a manner that is focused on driving market share in our core Medicaid market, including states and MCOs, Medicare Advantage plans, health systems and providers. Simultaneously, we target business development efforts with partners to enter new transportation markets, including the movement of home health providers, pharmacy delivery and beneficiaries of workers compensation. We expect there will be network effects as we serve more and more healthcare constituencies within a geography.

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

•RPM Segment. We see the opportunity for remote patient monitoring services, which include personal emergency response systems, vitals monitoring, medication adherence solutions, and integrated data reporting and analytics, to provide an alternative to costly existing healthcare solutions, which can be obtained in the safety and comfort of our members' homes. We believe that there is a natural untapped market with considerable growth opportunities that we can reach by cross-selling into our existing relationships with Medicaid and Medicare Advantage plans and marketing the reduced cost of providing coverage for remote monitoring solutions while also resulting in improved patient outcomes and enhanced patient engagement and experience. Further, we believe that demographic trends such as the aging population and increasing prevalence of chronic illness increase the addressable market to support patients that demand in-home solutions where they are able to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Along with the demographic trends, structural changes in the healthcare industry driven by the pandemic have accelerated the shift to virtual healthcare solutions and highlighted the efficiencies and cost effectiveness of providing virtual health solutions. By addressing this sizable market that is expected to increase with the shift in the demographic trends and structural changes in the industry toward value-based solutions, we also see an opportunity to address additional payors in order to provide awareness of the benefits of remote monitoring solutions in order to expand the number of payors that offer coverage for this solution and expand our geographic span as we strive to be the provider of choice for remote patient monitoring services.

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

•RPM Segment. We believe there are opportunities for growth through acquisitions in the remote patient monitoring market. The remote patient monitoring industry is highly fragmented, and we believe that our scale and healthcare-centric platform provide us with the ability to acquire companies in new markets and regions and expand our breadth of operations. Technological innovation is also a critical component of the industry’s growth. We believe that our technology agnostic platform allows us to efficiently acquire companies that offer newer technologies and service offerings that we can leverage to accelerate our existing technology and offerings. We will continue to evaluate acquisition opportunities in the RPM segment to supplement our growth going forward.

Strategic Capital Allocation

We seek to manage and allocate capital in a way that creates value and supports the execution of our business strategy. The operations of our respective business segments contribute the primary source of capital to the Company supplemented by any issuances by the Company in the capital markets. Our NEMT segment has continued to generate strong revenue growth for the Company. Further, our Personal Care segment has shown consistent revenue growth, a strong free cash flow profile, and maintains an asset-light model. Our RPM segment has also contributed to our continued growth with positive cash flows and strong profit margin. With all of our segments operating collectively, our combined balance sheet provides us with optionality with respect to capital allocation and how we can best deliver stockholder value. We will continue to focus on operational efficiencies by investing in platforms that streamline our operations and seek to enhance our technical capabilities through technological initiatives in an effort to enhance our client and member experience. With respect to our Personal Care segment, we are committed to maintaining and improving the quality of our member care by dedicating appropriate resources at each site and continuing to refine our clinical and non-clinical initiatives and objectives. We are implementing technology enhancements and service protocols intended to promote best practices, enhance the member experience, and improve the operating effectiveness and efficiency of our case management, training, staffing, scheduling and labor management. We will also continue to assess the opportunities for capital deployment in order to create value for stockholders, which may include dividends, share repurchases and acquisitions.

Our Operations

We are a technology-enabled, healthcare services company that is the nation’s largest manager of NEMT programs for state governments and MCOs, a leading in-home personal care services provider in the seven eastern states where we provide those services, and a leading provider of remote patient monitoring and medication management solutions. Our core competencies in NEMT include contact center management, network credentialing, claims management and non-emergency medical transport management. Our in-home personal care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities, including senior citizens and disabled adults. Our RPM services include provision of personal emergency response systems, vitals monitoring, medication management, and data-driven patient engagement solutions.

By offering our suite of integrated supportive care solutions for our payors and members, we are focused on becoming among the nation’s preeminent SDoH companies and delivering better care in the home, enhancing patient lives, and reducing healthcare costs. We report our operations as described above under four separate business segments: NEMT; Personal Care; RPM; and Corporate and Other, each of which is described below in greater detail following the next subsection captioned “Business Trends”.

Business Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends, such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services and, as a result, increase the demand for transportation to healthcare sites as well as the demand for in-home personal care services and remote monitoring;
•a movement towards value-based care and budget pressure on governments, both of which may increase the use of private corporations to provide necessary and innovative services;
•increasing demand for in-home care provision, driven by cost pressures on traditional reimbursement models, and increasing desire for individuals to "age-in-place", and technological advances enabling remote engagement;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness;

•an acceleration in the movement of care from higher-cost acute and post-acute sites to lower-cost non-acute sites including an increased demand for home-based services and virtual care as a result of the COVID-19 pandemic; and
•MCO, Medicaid and Medicare plans increasingly are covering NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote social determinants of health, and this trend may be accelerated or reinforced by the adoption of The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

Each year, millions of Medicaid members are estimated to miss out on medical care due to lack of transportation. NEMT solutions enable access to care that not only improves the quality of life and health of the patients receiving services, but also enable many of the individuals to pursue independent living in their homes rather than in more expensive institutional care settings. In addition, studies have shown that missed medical appointments lessen patient compliance with clinical guidelines and lead to increased complications and expensive medical services. Moreover, preventive care has proven to lower the cost of overall care by avoiding potentially more serious, costly emergent services later. NEMT providers also cater to individuals with specialized transportation requirements.

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

Personal care services are a significant component of home and community-based services, which have grown in significance and demand in recent years. Demand for personal care services is expected to continue to grow due to the aging of the U.S. population, increased life expectancy and improved opportunities for individuals to receive home-based care as an alternative to institutional care. The population of those aged 65 years and older nationally has been consistently growing and the U.S. Census Bureau estimates that starting in 2030, when all baby boomers will be older than 65 years, Americans 65 years and older will make up 20.6% of the population, up from 17.3% based on current statistics.

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

Similar to personal care services, remote patient monitoring services support the shift toward value-based care as they provide patient self-management and care management operations which support and enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. With the increasing population of Americans 65 and older and the significant increase in the occurrence of chronic diseases, for which elderly patients are more prone to contracting, demand for at-home care solutions in lieu of costly doctor visits and institutional care will continue to grow. This is further driven by structural changes that have occurred in the healthcare industry as a result of the COVID-19 pandemic toward virtual healthcare solutions. As remote patient monitoring has continued to grow in popularity, this has supported the underlying trend showing increased desire of seniors and individuals to "age-in-place" while also receiving a comparable standard of care.

Remote patient monitoring also provides the ability to leverage the data analytics obtained in order to produce actionable insights to drive proactive patient interventions which is especially valuable given the growing occurrence of chronic illness. Currently, 60.0% of adults in the U.S. have one reported chronic health condition with 40.0% of adults in the U.S. reporting two or more. Chronic disease is a disease that is persistent or long-lasting and includes heart disease, cancer, and diabetes which are the leading causes of death and disability in the United States. These conditions require ongoing and active management and the use of RPM can work to manage symptoms and keep costs for individuals lower in the long-term. RPM services allow patients to monitor symptoms from home which decreases the strain on hospitals that have capacity constraints and ensures continued care and interaction with patients. This tech-enabled healthcare solution is covered by Medicare, Medicaid, and many private insurers that set eligibility criteria and establish reimbursement rates in accordance with applicable law, regulations or contracts and has gained significant traction during the COVID-19 pandemic where patients and providers were able to experience the value of remote health solutions while increasing patient experience and retention. This solution has many facets and we believe we are well positioned as the preeminent leader in providing solutions to address the social determinants of health that will work in tandem to increase payor and member value across our holistic suite of solutions.

NEMT Segment

We provide NEMT solutions to our members after obtaining contracts with our clients, including state governments, MCOs and health systems, in 50 states and the District of Columbia. As of December 31, 2022, approximately 34.8 million eligible members received our transportation services, and in 2022, we managed approximately 54.7 million gross trips.

We primarily contract with state Medicaid programs and MCOs, including Medicare Advantage plans, for the coordination of their members’, who are our “end-users”, NEMT needs. Our end-users are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinder their ability to access necessary healthcare and social services. We believe our transportation services enable access to care, as well as access to meals, shelter, socialization, and pharmacy, that not only improve the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. We provide access to NEMT on a more cost-effective basis than self-administered state Medicaid or MCO transportation programs while improving the lives and health outcomes of the populations we serve.

To fulfill the transportation needs of our end-users, we apply our proprietary technology platform to an extensive network of approximately 5,500 transportation resources. This includes our in-network roster of fully contracted third-party transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes relationships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality and compliance, our in‑network transportation providers undergo an in-depth credentialing and education process.

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

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice in accordance with the terms of the contract and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2022, 30.5% of NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. While we typically expect to renew these contracts as they approach their term, we may receive notice from customers that they are terminating or not renewing their contracts upon expiration.

The NEMT segment generated 87.8% of its revenue in 2022 under capitated contracts. Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

The remaining 12.2% of NEMT segment revenue was generated under other types of fee arrangements, including administrative services only and fee-for-service ("FFS"), under which fees are generated based upon billing rates for specific services or defined membership populations. Revenue under FFS contracts represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

•Customers. In 2022, contracts with state Medicaid agencies and MCOs represented 100.0% of NEMT segment revenue. The NEMT segment does not derive any of its revenue from private pay or other contracts. The NEMT segment derived approximately 10.9%, 9.7% and 9.5% of its revenue from a single state Medicaid agency for the years ended December 31, 2022, 2021 and 2020, respectively. The next four largest NEMT segment customers by revenue comprised in the aggregate approximately 19.8%, 17.7% and 21.6% of NEMT segment revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

•Development Efforts and New Product Offerings. The delivery of our NEMT program is dependent upon a highly integrated platform of technology and business processes as well as the management of a multifaceted network of third-party transportation providers. Our technology platform is purpose-built for the unique needs of our industry and is highly scalable; capable of supporting substantial growth in our clients’ current and future membership base. In addition, our technology platform efficiently provides a broad interconnectivity among end-users, customers, and our network of transportation providers. We believe this technological capability and our industry experience position us well as a leader in the evolving healthcare industry to introduce valuable population insights. We also believe that it will enable us to deliver to our customers and end-users a single repeatable model that standardizes our offerings and is more customer-centric across each contact center. We provide service offerings and technological features for end-users to improve service levels, lower costs and build the foundation for additional data analytics capabilities. We are continuing to implement a modern, cloud based, interactive, voice responsive automated call distribution and work force management system across all contact centers. Our technology also allows for real time notifications to members on their mobile devices, integration with a wide variety of ATMS and transportation network companies, real time ride tracking, network management and analytics.

•Competition. We compete with a variety of national organizations that provide similar healthcare and social services related to transportation, such as Medical Transportation Management, Southeastrans, and Access2Care, as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories, whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, service quality, and price.

•Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Personal Care Segment

We provide in-home personal care services to our customers with agency branches across various states, including in several of the nation’s largest home care markets: New York, New Jersey, Florida, Pennsylvania, Massachusetts, West Virginia and Connecticut. We place non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled senior citizens and disabled adults. Our personal care services include bathing, personal hygiene, grooming, oral care, dressing, medication reminders, meal planning, preparation and feeding, housekeeping, transportation services, prescription reminders, and assistance with dressing and ambulation, all of which enable aging-in-place and support overall wellness. As of December 31, 2022, we had approximately 15,600 trained caregivers throughout all of our branch locations serving, on average, approximately 23,300 patients and providing approximately 26.9 million hours of patient care annually.

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

•Customers. In 2022, contracts with state Medicaid agencies and MCOs represented approximately 94.9% of Personal Care segment revenue, with the remaining revenue derived from private pay and other contracts. The Personal Care segment derived approximately 12.0% and 11.7% of its revenue from a single state Medicaid agency for the years ended December 31, 2022 and 2021, respectively. The next four largest Personal Care segment customers by revenue comprised in the aggregate approximately 29.6% and 27.8% of segment revenue for the years ended December 31, 2022 and 2021, respectively

•Development Efforts and New Product Offerings. We do not deploy proprietary technology in our Personal Care segment, but we have invested in the implementation of several enterprise technology solutions including Homecare Software Solutions, LLC, which operates under the HHAeXchange brand and which we refer to as “HHAeXchange”, and Celltrak, among others. These solutions manage compliance, scheduling, electronic visit verification (EVV), caregiver payroll and the revenue cycle. HHAeXchange has been deployed for the majority of our Personal Care segment business, and additional functionality is being implemented, including “Stop & Watch” monitoring of change in patient condition, care plan reporting via EVV, mobile application self‑service and others. The three MCOs in Pennsylvania selected HHAeXchange to collect confirmed homecare visits, create claims to MCOs and provide workflow efficiency tools, enabling interoperability between our Personal Care segment operations and the three Pennsylvania MCOs. Celltrak is deployed in New Jersey for EVV in support of assisting with time card verification. In addition to these technology solutions, we continue to identify new technologies that we can invest in to further unify our Personal Care segment across one streamlined technology platform. Additionally, we have implemented the Relias e-learning solutions in select operations, and we continue to roll out the application throughout the segment. Relias e-learning solutions enables required training to be delivered remotely and helps improve utilization by reducing time lost for training.

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

Remote Patient Monitoring Segment

We provide remote patient monitoring services to support patient self-management and care management operations that enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long‐term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Services include personal emergency response systems, vitals monitoring, medication adherence solutions, and integrated data reporting and analytics. With high-touch engagement, the RPM segment has several million annual person-to-person interactions over a population of approximately 236,000 actively monitored health plan members.

We market our RPM services to national and regional health plans, government funded benefit programs, healthcare provider organizations, and individuals. Our commercial insurance payor clients are continuously seeking opportunities to control costs.

◦Customers. The Company serves approximately 236,000 national and regional health plans, government-funded benefit programs, and healthcare provider organizations members, and individuals across the country. We have a diverse base of customers across multiple end markets including Medicare Advantage, State and Managed Medicaid, and Health Systems or Distributors.

◦Development Efforts and New Product Offerings. Our device-agnostic technology platform allows our RPM segment to rapidly adopt and seamlessly integrate new products as hardware innovation continues across the industry. Currently, the Company is contracted with over 30 manufacturers and integrated across more than 200 devices. The RPM segment continuously evaluates new products, integrating over 10 devices annually and with rapid onboarding, the Company averages only 30 days to integrate a new product or technology and deploy it in the field.

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

Corporate and Other Segment

Our Corporate and Other segment supports the strategic objectives and continued growth of the ModivCare business and includes the activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. The Corporate and Other segment also includes the operating results of the our non-controlling equity interest in Matrix Medical Network ("Matrix"). Prior to our segment reorganization, we reported our investment in Matrix as a separate operating segment. Based on how our Chief Operating Decision Maker ("CODM") now views the business and relative size of the investment, it was determined that these results are reviewed in conjunction with the other corporate results of the business that are not attributable to one of the three operating segments. Our Corporate and Other segment operations support the Company's vision to operate as "One ModivCare" and align our people, processes, and technology across each business segment in order to better serve our members and have a positive impact on closing certain health gaps and addressing the social determinants of health.

Governmental Regulations

Overview

Our business is subject to numerous U.S. federal, state and local laws, regulations and agency guidance. These laws significantly affect the way in which we operate various aspects of our business. We must also comply with state and local licensing requirements, state and federal requirements for participation in Medicare and Medicaid, requirements for contracting with Medicare Advantage plans, and contractual requirements imposed upon us by the federal, state and local agencies and third-party commercial insurers that provide payment for our services to patients. Failure to follow the rules and requirements of these programs can significantly affect our ability to be paid for the services we provide and be authorized to provide on an ongoing basis.

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

A violation of certain of these laws could result in civil and criminal damages and penalties, the refund of monies paid by government or private payors, our exclusion from participation in federal healthcare payor programs, or the loss of our license to conduct some or all of our business within a particular state’s boundaries. While we believe that our programs are in compliance with these laws, failure to comply with these requirements could have a material adverse impact on our business.

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

Governmental investigations and whistleblower qui tam suits against healthcare companies remain at high levels and have resulted in substantial penalties and fines and exclusions of persons and entities from participating in government healthcare programs. While we believe that our programs are in compliance with these laws, failure to comply with these requirements could have a material adverse impact on our business.

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

Additionally, the HITECH Final Rule imposes various requirements on covered entities and business associates, and expands the definition of “business associates” to cover contractors of business associates. Even when we are not operating as covered entities, we may be deemed to be “business associates” for HIPAA rule purposes of such covered entities. We monitor compliance obligations under HIPAA as modified by HITECH, and implement operational and systems changes, associate training and education, conduct risk assessments and allocate resources as needed. Any noncompliance with HIPAA requirements could expose us to criminal and increased civil penalties provided under HITECH and require significant costs in order to comply with its requirements or to remediate potential issues that may arise.

Other state privacy laws may also apply to us, including the California Consumer Privacy Act, or CCPA, which came into force in January 2020. The CCPA affords California residents with specified rights relating to the collection and use of their personal information. Violation of the CCPA may lead to monetary fines, and data breaches may give rise in certain circumstances to private rights of action by impacted individuals. While we believe that our practices are in compliance with these laws, failure to comply with these requirements could have a material adverse impact on our business.

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

If our arrangements are found to violate the Anti-Kickback Statute or applicable state laws, we, along with our clients, would be subject to civil and criminal penalties. In addition, implicated contracts may not be legally enforceable, which could materially and adversely affect our business. While we believe that our programs are in compliance with these laws, failure to comply with these requirements could have a material adverse impact on our business.

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

Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark

Law prohibiting physician self-referrals. While we believe that our programs are in compliance with these laws, failure to comply with these requirements could have a material adverse impact on our business.

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
•revocation of our license; or
•contract termination.

While we believe that our programs are in compliance with Medicare, Medicaid and other program certification requirements and state licensure requirements, the rules and regulations governing Medicare, Medicaid participation and state licensure are lengthy and complex. Failure to comply with these laws could have a material adverse impact on our business and our ability to enter into contracts with other agencies to provide services.

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

Among other activities, Matrix currently contracts with and employs nurse practitioners to perform Comprehensive Health Assessments ("CHAs") and our Personal Care segment currently:

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

COVID-19 Public Health Emergency Orders

Emergency, public health and executive orders, issued, extended, or declared by the U.S. federal and state governments in response to the COVID-19 pandemic have waived numerous legal requirements while also imposing new legal restrictions. Many public health and executive orders are issued, rescinded or modified with little advance notice. These emergency, public health and executive orders have created significant uncertainty in the legal and operational duties of health care providers. While we believe that our programs are in compliance with emergency, public health and executive orders, failure to comply with these requirements could have a material adverse impact on our business. At some point in time, the U.S. federal government will formally end the public health emergency. The end of the public health emergency will likely result in the rescission and modification of a number of regulatory requirements which will likely increase the uncertainty of the legal and operational duties of health care providers. While we are planning for the end of the public health emergency, failure to adjust our operations based upon end of the public health emergency could have a material adverse impact on our business.

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

Simplura and Care Finders have received relief payments from the CARES Act Provider Relief Fund. While we believe that the receipt and use of relief payments was in compliance with Provider Relief Fund requirements, failure to comply with these requirements could have a material adverse impact on our business.

Human Capital Management

Attracting, developing and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. To that end, ensuring that we have the right people in the right seats is one of our six pillars guiding our business strategy.

We believe a critical component of our success is our company culture. Our vision statement, “We drive positive health outcomes by transforming the way we connect to care” is at the core of everything we do. We aim to attract and retain great people – representing a diverse array of perspectives and skills – who work together as a cohesive team that embody our values.

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

As of December 31, 2022, we had approximately 20,000 employees, of which approximately 3,100 were dedicated to our NEMT and our Corporate and Other segments, 16,400 were dedicated to our Personal Care segment, and 500 were dedicated to our RPM segment. Approximately 2,700 of our Personal Care segment caregivers were unionized in New York at the end of 2022, and we believe that we have good relationships with all of our employees.

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

Additional Information

The Company makes available to the public on its website at www.modivcare.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Copies are also available, without charge, upon request to ModivCare Inc., 6900 Layton Avenue, 12th Floor, Denver, Colorado 80237, (303) 728-7030, Attention: Corporate Secretary. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

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

Third-party payors, including Medicaid, Medicare and private health insurance providers, provide substantial funding for our services. Other payors, including MCOs, are also dependent upon Medicaid funding. These payors are increasingly seeking to reduce the cost of healthcare, which drives pressure on the reimbursement rates for healthcare services, which include our services. We cannot assure you that our services will be considered cost-effective by third-party payors, that reimbursement will continue to be available, or that payor reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments. Reimbursement for services that we provide is primarily through Medicaid and MCOs and rates can vary state by state and payor by payor. Legislative efforts driving increases in minimum wage levels have been made and continue to be proposed to increase minimum wages in markets in which we operate, and that could significantly impact the wage rates for personal care attendants we utilize to provide our personal care services. Further, the continued increase in inflation has the potential to continue to drive up costs related to employee wages and other inputs to our services including fuel costs. The current payors may be unable or unwilling to increase reimbursement rates sufficiently to offset the impact on us of such cost increases or, in cases where payors do increase reimbursement rates, such increases may not occur concurrently with the increase in costs or fully offset such increases. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to customers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided. Other alternative payment models, such as value-based billing, capitated rates and per member per month pricing may be required by the government, MCOs and other commercial payors to control their costs while shifting financial risk to us, which could also materially affect our operations and financial condition.

We are limited in our ability to control reimbursement rates received for our services, and if we are not able to maintain or reduce our costs to provide such services, our business could be materially adversely affected.

Medicare and Medicaid are among our most significant payors, and their rates are established through federal and state statutes and regulations. Additionally, reimbursement rates with MCOs and other payors are difficult for us to negotiate as such payors are themselves limited in their ability to control rates and funding received from Medicaid and Medicare and are under pressure to reduce their own costs. We therefore manage our costs to achieve a desired level of profitability, including centralizing various back office processes, using technology to streamline processes and practicing efficient management of our workforce. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Future cost containment initiatives undertaken by private third-party payors, especially if we are unable to maintain or reduce our cost of services below rates set forth by payors, may limit our future revenue and profitability and cause us to experience reduced or negative margins and our results of operations could be materially adversely affected.

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

The majority of our end-users are older individuals with complex medical challenges or multiple ongoing diseases or chronic illnesses, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable end-users. Our employees could also have difficulty attending to our end-users if a program of social distancing or quarantine is instituted in response to a public health emergency, or if “stay at home” orders are perpetuated or reinitiated. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the COVID-19 virus and its potentially more contagious variants cause an additional resurgence of infections of COVID-19, or if new variants continue to develop that are resistant to government approved COVID-19 vaccinations, or if an influenza or other pandemic were to occur, we could suffer significant losses to our consumer population or a willingness by our end-users to utilize our services, in particular in our Personal Care segment, or a reduction in the availability of our employees and, at an inflated cost, we could be required to hire replacements for affected workers. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition and results of operations.

We may be adversely affected by inadequacies in, or security breaches of, our information technology systems, including the systems intended to protect our clients’ privacy and confidential information, which could lead to legal liability, adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our information technology, or IT, systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and IT systems to support growth and our existing business processes. We provide services to individuals and others that require us to collect, process, maintain and retain sensitive and personal client confidential information in our computer systems, including patient identifiable health information, financial information and other personal information about our customers and end-users, such as names, addresses, phone numbers, email addresses, identification numbers, sensitive health data, and payment account information. As a result, we are subject to complex and evolving United States privacy laws and regulations, including those pertaining to the handling of personal data, such as HIPAA, CCPA, and others. Most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. An increasing number of states require that impacted individuals and regulatory authorities be notified if a security breach results in the unauthorized access to, or use or disclosure of, personal information. Notifications are also required under HIPAA to the extent there is unauthorized access to, or use or disclosure of, personal health information. California residents and households in particular are afforded significantly expanded privacy protections under the CCPA. The enacted laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the CCPA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business, consolidated results of operations, financial condition and cash flows.

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

We generate a significant amount of our revenue from a limited number of payors under a relatively small number of contracts. For example, for the year ended December 31, 2022, approximately 30.6% of our NEMT segment revenue was derived from only five payors, and one of which, a single state Medicaid agency, contributed 10.9% to our aggregate NEMT segment revenue during that period. As it relates to our other segments, for the year ended December 31, 2022, approximately 12.0% of our Personal Care segment revenue was derived from one U.S. state Medicaid program, and approximately 19.9% of our RPM segment revenue was derived from one health plan. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

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

Since the COVID-19 pandemic emerged in March 2020, we observed a material reduction in trip volume in our NEMT segment as a result of state imposed public health orders. While this reduction in trip volume has improved and the Company has experienced an increase in trip volume each year following the pandemic, structural changes in the industry as a result of the pandemic, predominantly related to an increase in the utilization of telehealth and virtual care, have continued to have an impact on the Company's trip volume. Any ongoing impact to trip volume as a result of this structural change in the industry may have a negative financial impact on our transportation providers and may result in lower revenues as the Company adapts to this change in demand for transportation services. As volumes continue to increase to pre-pandemic levels, the availability of transportation providers in the future may be limited due to the capacity constraints within our network of transportation providers. Additionally, we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid the current labor environment, which could negatively impact the customer and member experience while interfacing with our contact centers and materially adversely affect our reputation and results of operations.

Our Personal Care segment also experienced a material reduction in volume of service hours and visits as a result of the pandemic. While this reduction in service hours and visit has continued to improve toward pre-pandemic levels each year following the pandemic, ongoing impacts of the pandemic including constraints on the labor market, specifically related to strain on healthcare professionals, has led to a shortage of caregivers which will continue to impact the volume of service hours that can be provided. Further, these labor constraints have driven increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Any depressed volumes as a result of the labor shortage and the strain on healthcare professionals could reduce the quality with which our caregivers provide services and could result in lower than expected revenue, in the Personal Care segment. As volume continues to increase, we may face difficulty meeting the volume of demand due to staffing challenges in the healthcare industry. Any of these circumstances and factors could have a material adverse effect on our business.

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

The uncertainty and volatility of NEMT trip volume and Personal Care volume of hours provided due to COVID-19 and the long-term impacts of the pandemic on the global economy can affect the assumptions we rely upon to develop our expense estimates relative to the operations of these business segments. If we do not accurately estimate costs incurred in providing these services, these segments may be impacted by out of period adjustments to actual results. Any or all of these factors could have an adverse effect on our business, financial condition and results of operations. Furthermore, the impact of the COVID-19 pandemic and the long-term effects of the pandemic are continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could precipitate or aggravate the other risk factors included in this report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

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

Further, a delay in collecting our accounts receivable, or the non-collection of accounts receivable in connection with our transition and integration of acquired companies, including GMM, and the attendant movement of underlying billing and collection operations from legacy systems to our systems could have a material negative impact on our results of operations and liquidity.

Our reported financial results could suffer if there is an impairment of goodwill or long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

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

In addition, goodwill may be impaired if the estimated fair value of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. From our recent acquisitions, goodwill generated in relation to the acquisition of of Care Finders in 2021 was $232.1 million, goodwill generated in relation to the acquisition of VRI in 2021 was $236.3 million, and goodwill generated in relation to the acquisition of GMM in 2022 was $44.3 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of our reporting unit below the reporting unit’s carrying value. Such circumstances could include: (1) loss of significant contracts; (2) a significant adverse change in legal factors or in the climate of our business; (3) unanticipated competition; (4) an adverse action or assessment by a regulator; or (5) a significant decline in our stock price.

As of December 31, 2022, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $968.7 million, $439.4 million, $41.3 million and $69.1 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

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

Our business success depends, to a significant degree, on our ability to identify, attract, develop, motivate and retain highly qualified and experienced employees who possess the skills and experience necessary to deliver high-quality services to our clients, with the continued contributions of our senior management being especially critical to our success. Our objective of providing the highest quality of service to our clients is a significant consideration when we evaluate the education, experience and qualifications of potential candidates for employment as direct care and administrative staff. A portion of our staff is made up of professionals with requisite educational backgrounds and professional certifications. These employees are in great demand and are likely to remain a limited resource for the foreseeable future, exacerbated by continued labor shortages in the current economy.

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

For example, the successful integration of Care Finders into our Personal Care segment and the remote patient monitoring business acquired in the VRI transaction and expanded with the GMM acquisition and our ability to realize the expected benefits of the acquisition are subject to a number of risks and uncertainties, many of which are outside of our control, including:

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

Our NEMT segment contracts are subject to frequent renewal and, from time to time, requests for renegotiation during a contract term. For example, many of our state Medicaid contracts, which represented 40.0% of our NEMT segment revenue for the year ended December 31, 2022, have terms ranging from three to five years and are typically subject to a competitive procurement process near the end of the term. We also contract with MCOs, which represented 60.0% of our NEMT segment revenue for the year ended December 31, 2022. Our MCO contracts for NEMT segment services typically continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and sometimes a contractual counterparty will seek to renegotiate the pricing and other terms of a contract to our detriment prior to the stated termination date of a contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts through their contractual duration on terms originally negotiated or at all. For the year ended December 31, 2022, 30.5% of our NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal during 2023.

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

We compete for clients and for contracts with a variety of organizations that offer similar services. Many organizations of varying sizes compete with us, including local not-for-profit organizations and community-based organizations, larger companies, organizations that currently provide or may begin to provide similar NEMT services (including transportation network companies such as Uber and Lyft) and CHA providers. Some of these companies may have greater brand recognition as well as greater financial, technical, political, marketing, and other resources that contribute to a larger number of clients or payors than we have. In addition, some of these companies may offer more services than we do. To remain competitive, we must provide superior quality services on a cost-effective basis to our payors and customers.

The market in which we operate is influenced by technological developments that affect cost-efficiency and quality of services, and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services that address these changing needs and to provide technology needed to deliver these services on a cost-effective basis. Our competitors may better utilize technology to change the way services in our industry are designed and delivered and they may be able to provide our customers with different or greater capabilities than we can provide, including better contract terms, technical qualifications, price and availability of qualified professional personnel. In addition, new or disruptive technologies and methodologies by our competitors may make our services noncompetitive. For example, the COVID-19 pandemic has driven an industry shift toward virtual health solutions which may reduce the number of in-person visits an end-user may be required to make to healthcare providers in order to receive care, which could reduce the utilization of our NEMT services.

We have experienced, and expect to continue to experience, competition from new entrants into the markets in which we operate. Increased competition may result in pricing pressures, loss of or failure to gain market share, or loss of or failure to gain clients or payors, any of which could have a material adverse effect on our operating results. Our business may also be adversely affected by the consolidation of competitors, which may result in increased pricing pressure or negotiating leverage with payors, or by the provision of our services by payors or clients directly to customers, including through the acquisition of competitors.

We obtain a significant portion of our business through responses to government requests for proposals and we may not be awarded contracts through this process in the future, or contracts we are awarded may not be profitable.

We obtain, and will continue to seek to obtain, a significant portion of our business from state government entities, which generally entails responding to a government request for proposal, or RFP. To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and submit the most attractive proposal with respect to both technical and price specifications. The accurate estimate of costs is based on historical experience with similar contracts and future expectation around transportation costs, which may be inaccurately forecasted due to uncertainties driven by the post-COVID-19 pandemic supply chain shortages and the current geopolitical environment. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to an RFP will greatly affect our business. If we misinterpret bid requirements as to performance criteria or do not accurately estimate performance costs in a binding bid for an RFP, there can be no assurance that we will be able to modify the proposed contract and we may be required to perform under a contract that is not profitable, which could materially adversely affect our results of operations.

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

During 2022, 2021, and 2020, 87.8%, 84.7%, and 86.2% of our NEMT segment revenue, respectively, was generated under capitated contracts with the remainder generated through fee for service ("FFS") contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all. Under our FFS contracts, we receive fees based on our interactions with government-sponsored clients. To earn a profit on these contracts, we must accurately estimate costs incurred in providing services. If the client population relating to these contracts is not large enough to cover our fixed costs, such as rent and overhead, our operating results could be materially adversely affected and our profitability impaired. Our FFS contracts are not reimbursed on a cost basis; therefore, if we fail to estimate our costs accurately, we may experience reduced margins or losses on these contracts. Revenue under certain contracts may be adjusted prospectively if client volumes are below expectations. If we are unable to adjust our costs accordingly, our profitability may be negatively affected. In addition, certain contracts with state Medicaid agencies are renewable or extended at the state’s option without an adjustment to pricing terms. If such renewed contracts require us to incur higher costs, including inflation or regulatory changes, than originally anticipated, our results of operations and financial condition may be adversely affected.

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

Risks Related to Our Personal Care Segment

Competition among in-home personal care, or home healthcare, services companies is significant, and if we are not successful in executing on our strategies in the face of this competition, our business could be materially adversely affected.

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

Some of our current and potential competitors have or may obtain significantly greater marketing and financial resources to promote their programs than we have or may obtain. We compete based on the availability of personnel, the quality of services, the expertise of staff and, in some instances, the price of the services. Relatively few barriers to entry in the personal care industry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing in-home personal care services, may expand their services to include those services or similar services. We may encounter increased competition in the future that could negatively impact patient referrals to us and limit our ability to maintain or increase our market position, the effect of any of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

There is a risk that our existing favorable managed care contracts could be terminated. Managed care contracts typically permit us or the payor to terminate the contract without cause, typically within 90 days, which can provide payors leverage to reduce volume or obtain favorable pricing. Our failure to negotiate and put in place favorable managed care contracts, or our failure to maintain favorable managed care contracts, could have a material adverse effect on our business.

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

Our personal care business may be adversely impacted by labor relations which could create labor disruptions that impact our ability to perform our obligations.

Approximately 2,700 of our hourly caregivers are unionized in regions of New York. Certain collective bargaining agreements with the 1199 SEIU United Healthcare Workers East are currently being negotiated, and others will require renegotiation upon expiration. We may not be able to negotiate terms that are satisfactory to the labor unions, and ultimate agreement may be on terms unfavorable to us. In addition, a unionized work force poses the risk of work stoppages, which if initiated could materially harm our results of operations as well as our commercial relationships with our customers if we are unable to perform under our contracts with them during any such stoppage.

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

Our Personal Care segment may be subject to malpractice or other similar claims, which could adversely impact our brand and our success in the marketplace.

The services our Personal Care segment offers involve an inherent risk of professional liability and related substantial damage awards. Due to the nature of our personal care business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find that these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. Claims of this nature, regardless of their ultimate outcome, could have a material adverse effect on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Risks Related to Our Remote Patient Monitoring Segment

We operate in a competitive industry, and any failure to develop and enhance technology applications could harm our business, financial condition and results of operations.

Strategic shifts in the industry as a result of the pandemic toward in-home care solutions have accelerated the growth in the RPM industry which is a competitive industry and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the RPM industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health plans have in some cases developed their own telehealth, expert medical service or chronic condition management tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

Risks Related to Our Corporate and Other Segment

Our investment in Matrix could be adversely affected by our lack of sole decision-making authority, our reliance on our equity investment’s financial condition, any disputes that may arise between us and Matrix and our exposure to potential losses from the actions of Matrix, and could materially and adversely affect the value of our consolidated assets.

We hold a non-controlling interest in Matrix, which, as of December 31, 2022, constituted 2.1% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact Matrix’s economic performance. The arrangement with Matrix involves risks not present with respect to our wholly-owned subsidiaries and that may negatively impact our financial condition and results of operations or make the arrangement less successful than anticipated. Factors that may negatively impact the success of our Matrix investment include the following:

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

With respect to our Matrix investment, the CHA services industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the Medicare Advantage program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs or the risk adjusted payment system applicable to Matrix’s Medicare Advantage plan customers. CMS could adopt new requirements or guidelines that may, for example, increase the costs associated with CHAs, limit the opportunities and settings available to administer CHAs, or otherwise change the risk adjusted payment system in a way that would adversely impact our business. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict Matrix’s ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on Matrix’s revenues and margins, which could have a material adverse impact on our balance sheet and financial position.

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

Currently, many of the states in which we operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community-based care such as the services we provide, there is no assurance that this trend will continue or be implemented as it has been historically. For example, in New York (one of several states where our Personal Care segment provides services under the name “All Metro Health Care”), there are Medicaid Redesign Team initiatives taking place aimed at reducing Medicaid expense through provider consolidation and other measures. Our continued ability to provide core services, though expected, is now dependent upon various competitive bid processes, including the following:

•LHCSA Request for Proposal (Anticipated) – The FY 2021 enacted New York State Budget created a new Public Health Law, or PHL, Section 3605-c which, if implemented, would prohibit Licensed Home Care Service Agencies, or LHCSAs, such as our Personal Care segment’s individually-licensed branches, from providing or claiming for services provided to Medicaid recipients without being authorized to do so by contract with the NYS DOH. This restriction would apply to the provision of such services under the state Medicaid plan, a plan waiver, or through an MCO (for example, managed long-term care plan). If implemented, the statute would require the NYS DOH to contract with only enough LHCSAs to ensure that Medicaid recipients have access to care. The NYS DOH is expected to post an RFP that includes demonstrated cultural and language competencies specific to the population of recipients and the available workforce, experience serving individuals with disabilities, and demonstrated compliance with all applicable federal and state laws and regulations among the selection criteria. After contracts are awarded, the NYS DOH could terminate a LHCSA’s contract, or suspend or limit a LHCSA’s rights and privileges under a contract, upon thirty-days' written notice if the Commissioner of Health finds that a LHCSA has failed to comply with the provisions of Section 3605-c or any regulations promulgated under the statute. Also, authorization received by LHCSAs under PHL Section 3605-c would not substitute for satisfying existing licensure requirements or the screening and enrollment process required for participation in the Medicaid program.

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

Our agreements covering our outstanding indebtedness, including the New Credit Agreement and the indentures governing our Notes due 2025 and 2029, respectively, contain various covenants that limit or will limit our ability to engage in specified types of transactions. These agreements may, among other things, limit our ability to:

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

A breach of any of these covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness, including as a result of cross default provisions, and, in the case of our New Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our New Credit Facility, the lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. In the event of acceleration of our outstanding indebtedness, we cannot assure you that we would be able to repay the debt or obtain new financing to refinance the debt. Even if new financing is made available to us, it may not be on terms acceptable to us. If we were unable to repay these amounts, certain debt holders could proceed against the collateral granted to them to secure the indebtedness, including the equity of subsidiary guarantors that we have pledged as collateral, pursuant to our New Credit Agreement. If any of the foregoing were to occur, our business and results of operations could be materially adversely affected and the value of our equity could be materially diminished.

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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets and the ongoing effects of the COVID-19 pandemic on the global economy. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Further, in the event of a default, the holders of our indebtedness could elect to declare such indebtedness be due and payable, which could materially adversely affect our results of operations and financial condition.

Expiration of our New Credit Agreement, loss of available financing or an inability to renew or refinance our debt could have an adverse effect on our financial condition and results of operations.

The indebtedness subject to our Notes matures in 2025 and 2029 and subject to our New Credit Agreement matures in 2027 and there can be no assurance that we will be able to payoff timely or refinance our Notes or extend our indebtedness under our New Credit Agreement or enter into a new one on terms that are acceptable to us, or at all. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including extending or replacing our indebtedness, refinancing all or a portion of our existing or future indebtedness, incurring additional indebtedness to maintain sufficient cash flow to fund our ongoing operating needs and fund anticipated expenditures. There can be no assurance that any new financing or refinancing will be possible or obtained on terms acceptable to us, or at all. If we are unable to obtain needed financing, we may (i) be unable to satisfy our ongoing obligations, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures, and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

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

In connection with our 2022 year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not (i) conduct an effective risk assessment to identify and assess changes in our internal control environment, specifically related to new IT systems and newly acquired companies, (ii) structure effective reporting lines, appropriate authorities, or responsibilities, or (iii) establish mechanisms to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2022, we had 19,729,923 shares of common stock outstanding that were freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our common stock held by or purchased by our affiliates are restricted or “covered” securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

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

We also filed a registration statement under the Securities Act to register additional shares of common stock to be issued under our Amended and Restated 2006 Long-Term Incentive Plan, or Incentive Plan, and, as a result, all shares of common stock acquired upon exercise of stock options or vesting of shares of restricted stock or restricted stock units granted under our Incentive Plan will also be freely tradable under the Securities Act, unless purchased or acquired by our affiliates under the plan. As of December 31, 2022, there were vested stock options outstanding and exercisable to purchase a total of 26,332 shares of our common stock and there were 124,898 shares of our common stock subject to restricted stock awards, restricted stock units, and performance based stock units under the plan. In addition, 1,177,991 shares of our common stock are reserved for future issuances under the Incentive Plan.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more analysts downgrade our stock or publish misleading or unfavorable research about our business, our stock price would likely decline in reaction to such information. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

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

Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our second amended and restated certificate of incorporation, as amended, and amended and restated bylaws may also make it difficult for stockholders to replace or remove our management, including provisions providing for staggered terms for our Board of Directors (the "Board"), no cumulative voting for the election of directors, and provisions governing director vacancies, which are filled only by remaining directors (including vacancies resulting from removal or other cause). These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our principal executive offices are located in Denver, Colorado, where we have leased approximately 73,000 square feet of corporate office and operations space in an 11½ year operating lease.

We continue to lease our former principal executive offices located in Atlanta, Georgia, where we have leased through June 30, 2024 approximately 30,000 square feet of corporate office and operations space. The offices in Atlanta, Georgia, as well as 28 other leased facilities covering an aggregate of approximately 350,000 square feet of office and operational space, are utilized substantially in our NEMT segment.

We maintain offices for our Personal Care segment in Valley Stream, New York, where we have leased through November 30, 2025 approximately 14,000 square feet of corporate office and operations space. We have additional leased space for our Personal Care segment in 69 locations covering an aggregate of approximately 200,000 square feet of office and operational space.

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

Item 3.     Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Refer to Note 19, Commitments and Contingencies, for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, is quoted on NASDAQ under the symbol "MODV". As of February 20, 2023, there were 11 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Russell 2000 Index, and NASDAQ Health Services Index and assuming an investment of $100 in each on December 31, 2017.

Dividends

We have not paid any cash dividends on our Common Stock and currently do not expect to pay dividends on our Common Stock. In addition, our ability to pay dividends on our Common Stock is limited by the terms of our New Credit Agreement.  The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt or equity instruments, and changes in federal tax policies, if any.

Issuer Sales of Unregistered Securities
There were no sales, including exchanges or conversions, of equity securities by us during the period covered by this report that were either not registered under the Securities Act or not previously disclosed in a quarterly report on Form 10-Q or current report on Form 8-K previously filed by us with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our common stock during the three months ended December 31, 2022.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s) (1)
October 1, 2022 to October 31, 2022	173	(2)	$96.53	—	$—
November 1, 2022 to November 30, 2022	1,323	(2)	$91.17	—	$—
December 1, 2022 to December 31, 2022	68	(2)	$90.10	—	$—

Total	1,564			—

(1) No stock repurchase program was authorized during the year ended December 31, 2022.

(2) Redeemed shares of Common Stock issuable in respect of vested restricted stock tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s 2006 Plan (as defined below). These shares were not part of a publicly announced program to purchase common stock.

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

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide meals to food-insecure individuals.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options.

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

Since the COVID-19 pandemic emerged in March 2020, we observed a material reduction in trip volume in our NEMT segment as a result of state imposed public health orders. While this reduction in trip volume has improved and the Company has experienced an increase in trip volume each year following the pandemic, structural changes in the industry as a result of the pandemic, predominantly related to an increase in the utilization of telehealth and virtual care, have continued to have an impact on the Company's trip volume. Any ongoing impact to trip volume as a result of this structural change in the industry may have a negative financial impact on our transportation providers and may result in lower revenues as the Company adapts to this change in demand for transportation services. As volumes continue to increase to pre-pandemic levels, the availability of transportation providers in the future may be limited due to the capacity constraints within our network of transportation providers. Additionally, we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid the current labor environment, which could negatively impact the customer and member experience while interfacing with our contact centers and materially adversely affect our reputation and results of operations.

Our Personal Care segment also experienced a material reduction in volume of service hours and visits as a result of the pandemic. While this reduction in service hours and visits has continued to improve toward pre-pandemic levels each year following the pandemic, ongoing impacts of the pandemic including constraints on the labor market, specifically related to strain on healthcare professionals, has led to a shortage of caregivers which will continue to impact the volume of service hours that can be provided. Further, these labor constraints have driven increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Any depressed volumes as a result of the labor shortage and the strain on healthcare professionals could reduce the quality with which our caregivers provide services and could result in lower than expected revenue, in the Personal Care segment. As volume continues to increase, we may face difficulty meeting the volume of demand due to staffing challenges in the healthcare industry. Any of these circumstances and factors could have a material adverse effect on our business.

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

Furthermore, the impact of the COVID-19 pandemic and the long-term effects of the pandemic are continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could continue to change trends in the market.

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

Sensitivity of Estimate to Change. The estimates for the transportation accrual are developed using assumptions based on the best information available to the Company at the time, but which are inherently uncertain and unpredictable and as a result, actual results may differ significantly from estimates. In determining our estimate each period, we use data around historical trip experience, current contractual rates, and mileage estimates and use a third party consultant to assist in development of the accrual. Our December 31, 2022 estimated portion of the accrued transportation costs was $19.6 million greater than our estimated portion in 2021. The increase from 2021 to 2022 was a result of the overall increase in trip volume post COVID-19 pandemic. The assumptions used in the estimate inputs include estimated trip costs and estimated trip volume. If we were to assume that our estimate of future transportation costs was changed to the upper end or lower end of the range we developed in the course of formulating our estimate, the estimate for future transportation costs as of December 31, 2022 would range from $37.3 million to $45.6 million.

Recoverability of Goodwill

Description. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, and more frequently if events and circumstances indicate that the value may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. We perform our annual goodwill impairment test as of October 1. Goodwill is allocated across the Company's reporting units: NEMT, Personal Care, and RPM. We first perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value. If the carrying value is determined to exceed the estimated fair value, the asset is considered impaired.

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

Judgments and Uncertainties. Significant assumptions, judgments, and estimates are made by management when determining the income tax provision (benefit) for the current year, the amount of deferred tax assets and liabilities to be recorded, and the necessary valuation allowance to be recorded. These judgements include interpretations of income tax regulations, estimates of future taxable income, tax-planning strategies, and the likelihood of recovery of deferred tax assets or that a tax position will be sustained upon audit.

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

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in our current tax returns. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not the position will be sustained, we recognize the largest amount of tax benefit that is greater than 50.0 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. While the Company believes all of its tax positions are fully supportable, the ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

Sensitivity of Estimate to Change. If there are any changes in the underlying estimates and assumptions to calculate the current period income tax provision or deferred tax assets and liabilities, or if the settlement of tax issues from a current period audit results in a tax position that is no longer supported, the financial statements could be materially impacted. During the period ended December 31, 2022, the Company recorded $1.7 million of unrecognized tax benefits, including interest and penalties, in other long-term liabilities.

Results of Operations

The following results of operations include the accounts of ModivCare and our subsidiaries for the years ended December 31, 2022 and 2021. The results of Guardian Medical Monitoring have been included since the May 11, 2022 acquisition date. For our results of operations for the year ended December 31, 2020 see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

General and administrative expense. General and administrative expense for all segments consists principally of salaries for administrative employees that support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended December 31, 2022 on the Company’s borrowings outstanding throughout the year ended December 31, 2022 under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

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

We operate four reportable business segments: NEMT, Personal Care, RPM, and Corporate and Other. Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate and Other segment that includes the costs associated with the Company's corporate operations. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. Prior to the segment reorganization, we reported the investment in Matrix as a separate operating segment. Based on the relative size of the Matrix investment and all related activity to the overall financial statements, however, the CODM no longer views it as a separate operating segment but reviews results in conjunction with the other corporate results of the business.

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

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table sets forth results of operations and the percentage of consolidated Service revenue, net, represented by items in our consolidated statements of operations for 2022 and 2021 (in thousands):

	Year ended December 31,
	2022		2021
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$2,504,393	100.0%	$1,996,892	100.0%
Grant income	7,351	0.3%	5,441	0.3%

Operating expenses:
Service expense	2,032,074	81.1%	1,584,298	79.3%
General and administrative expense	322,171	12.9%	271,674	13.6%
Depreciation and amortization	100,415	4.0%	56,998	2.9%
Total operating expenses	2,454,660	98.0%	1,912,970	95.8%

Operating income	57,084	2.3%	89,363	4.5%

Interest expense, net	61,961	2.5%	49,081	2.5%
Income (loss) before income taxes and equity method investment	(4,877)	(0.2)%	40,282	2.0%
Provision (benefit) for income taxes	(3,035)	(0.1)%	8,617	0.4%
Equity in net loss of investee, net of tax	29,964	1.2%	38,250	1.9%
Net loss	$(31,806)	(1.3)%	$(6,585)	(0.3)%

Service revenue, net. Consolidated service revenue, net, for 2022 increased $507.5 million, or 25.4%, compared to 2021. Service revenue, net, for our NEMT segment increased by $284.7 million, primarily due to higher trip volume, higher monthly membership, and higher rates per member when compared to 2021, as trip volume continues to increase from the reduced volumes that occurred as a result of the COVID-19 pandemic. Service revenue, net, further increased by $172.1 million for our Personal Care segment, of which $118.1 million was related to the inclusion of the operating results of Care Finders which was acquired in September 2021. Service revenue, net also increased due to the inclusion of $50.7 million for our RPM segment as a result of the operating results of VRI which was acquired in September 2021 and GMM which was acquired in May 2022. See our Results of Operations, Segments, for further discussion.

Grant income. The Company recognized income of approximately $7.4 million during 2022 compared to $5.4 million during 2021 related to grants from the CARES Act PRF and the ARPA SLFRF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who diagnose, test, or care for individuals with possible or actual cases of COVID-19 and have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Year Ended December 31,
	2022		2021
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$1,267,006	50.6%	$991,502	49.6%
Payroll and related costs	706,216	28.2%	545,074	27.3%
Other operating expenses	58,852	2.3%	47,722	2.4%
Total service expense	$2,032,074	81.1%	$1,584,298	79.3%

Service expense for 2022 increased $447.8 million, or 28.3%, compared to 2021 primarily due to higher purchased services of $275.5 million driven by an increase in transportation costs for our NEMT segment to support higher trip volumes that occurred in 2022. Payroll and related costs increased by $161.1 million, primarily related to incremental costs of $96.9 million in the Personal Care and RPM segments due to the acquisitions of Care Finders and VRI in September 2021 and GMM in May 2022, $38.7 million in the Personal Care segment related to Simplura, and $25.5 million related to the NEMT segment. These increases in payroll and related costs are largely driven by increased labor costs across all segments in addition to more hours worked during 2022.

General and administrative expense. General and administrative expense for 2022 increased $50.5 million, or 18.6%, compared to 2021. This increase is primarily attributable to an increase of $35.5 million in general and administrative costs related to the operations of Care Finders in the Personal Care segment which was acquired during September 2021, and VRI and GMM in the RPM segment which were acquired during September 2021 and May 2022, respectively. The additional increase is related to increased legal expense and personnel expense during 2022. See our Results of Operations, Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for 2022 increased $43.4 million, or 76.2%, compared to 2021 primarily as a result of intangible assets brought on under the Care Finders and VRI acquisitions in September 2021 for an incremental $27.5 million and the GMM acquisition in May 2022 for $1.9 million of amortization expense. The increase for 2022 is also driven by the additional amortization expense recorded related to the change in useful lives of Simplura intangible assets as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

Interest expense, net. Consolidated interest expense for 2022 increased $12.9 million, or 26.2%, compared to 2021 as a result of incremental interest of $17.7 million from the $500.0 million Senior Notes due 2029 that were issued in August 2021 which contributed total interest expense of $26.5 million during 2022. The increase in interest was partially offset by the $6.6 million bridge loan commitment fee incurred in 2021 related to the VRI acquisition with no comparable fee for 2022. During the year ended December 31, 2022, we also incurred $32.1 million of interest expense related to the Senior Notes due 2025. The remainder of the interest expense during 2022 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net loss of investee, net of tax. Our equity in net loss of investee was $30.0 million for 2022 and $38.3 million for 2021 and represents our proportional share of the results of Matrix and our investment in a captive insurance program. The loss during each period was primarily related to our share of an asset impairment that occurred at Matrix for $82.2 million during 2022 and $111.4 million during 2021.

Provision (benefit) for income taxes. Our effective tax rates for 2022 and 2021 were a benefit of 62.2% and a provision of 21.4%, respectively. The 2022 effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to tax credits and stock-based compensation windfalls, offset by state income taxes and certain non-deductible expenses. The 2021 effective tax rate was slightly higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses, offset by tax credits and stock-based compensation windfalls.

Year Ended December 31, 2021 compared to year ended December 31, 2020

For a comparison of our results of operations see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments.

NEMT Segment

(in thousands, except for Revenue per member per month, Revenue per trip, and Service expense per trip)

	December 31,
	2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$1,768,442	100.0%	$1,483,696	100.0%

Service expense	1,487,447	84.1%	1,186,185	79.9%
General and administrative expense	146,935	8.3%	132,493	8.9%
Depreciation and amortization	28,709	1.6%	29,058	2.0%
Operating income	$105,351	6.0%	$135,960	9.2%

Business Metrics (1)
Total paid trips	30,795		27,282
Average monthly members	34,203		29,906

Revenue per member per month	$4.31		$4.13
Revenue per trip	$57.43		$54.38
Service expense per trip	$48.30		$43.48
Monthly utilization	7.5%		7.6%

(1)     These metrics are key performance indicators that Management uses to evaluate our performance. Trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and understand the underlying drivers of costs and revenue for our business. We believe these metrics are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole.

The NEMT segment, which operates under the brands ModivCare Solutions and Circulation, is the largest manager of NEMT programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, increased by $284.7 million and 19.2%, from 2021 to 2022. This increase is primarily attributable to a 12.9% increase in trip volume, a 14.4% increase in average monthly membership and higher rates per member as compared to the year ended December 31, 2021.  Trip volume increased for the year ended December 31, 2022 when compared to 2021 due to the passage of time after the COVID-19 pandemic and the increased comfort level of members to leave their homes. The increase in average monthly membership drove higher revenue because a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes. While this increase in membership under these capitated contracts can lead to additional revenue, we also have certain capitated contracts that limit profit to within a certain corridor and once we reach the maximum profit level within the contract, we discontinue recognizing revenue and instead accrue a liability to refund the customer upon reconciliation at a later date. The increase in trip volume also increases revenue for our contracts that are structured as fee-for-service as higher trip volumes correlates to a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	December 31,
	2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$1,267,006	71.6%	$991,502	66.8%
Payroll and related costs	180,382	10.2%	154,856	10.4%
Other service expenses	40,059	2.3%	39,827	2.7%
Total service expense	$1,487,447	84.1%	$1,186,185	79.9%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $301.3 million and 25.4% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily related to higher purchased services of $275.5 million related to an increase in transportation costs due to higher trip volume in the current year.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $14.4 million and 10.9% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily as a result of $9.2 million related to legal expense and $8.0 million related to personnel expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million and 1.2% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, as a result of certain intangible assets at Circulation being fully amortized during the second half of 2021.

Personal Care Segment

(in thousands, except Service revenue per hour and Service expense per hour)

	December 31,
	2022		2021
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$667,674	100.0%	$495,579	100.0%
Grant income	7,351	1.1%	5,441	1.1%

Service expense	520,065	77.9%	392,508	79.2%
General and administrative expense	91,365	13.7%	70,704	14.3%
Depreciation and amortization	51,025	7.6%	23,759	4.8%
Operating income	$12,570	1.9%	$14,049	2.8%

Business Metrics (1)
Total hours	26,918		21,188
Service revenue per hour	$24.80		$23.39
Service expense per hour	$19.32		$18.53

(1)     These metrics are key performance indicators that Management uses to evaluate our performance. Trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and understand the underlying drivers of costs and revenue for our business. We believe these metrics are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole.

Our Personal Care segment was established in November 2020 with the acquisition of Simplura and expanded in September 2021 with the acquisition of Care Finders. Our Personal Care segment’s services include placements of non-medical personal care assistants and home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. The year over year fluctuations are a result of the acquisition of Care Finders, as the acquisition was completed on September 14, 2021 and contributed minimal activity in 2021 compared to a full year of activity in 2022.

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue being driven by hours worked by our personal care providers. Service revenue, net, increased by $172.1 million or 34.7% for the year ended December 31, 2022 compared to 2021, primarily due to revenue from the Care Finders acquisition of $118.1 million. The remainder of the increase in service revenue is attributable to Simplura, due to higher hours worked by personal care providers in 2022 and higher wage rates for caregivers as compared to 2021 as well as the asset acquisition completed in May 2022, as disclosed in Note 3, Acquisitions.

Grant Income. The Company recognized income related to distributions of the CARES Act PRF and the ARPA SLFRF which are targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. In the years ended December 31, 2022, and 2021, the Company recognized income from distributions of $7.4 million and $5.4 million, respectively.

Service expense. Service expense components for the Personal Care segment are shown below (in thousands):

	December 31,
	2022		2021
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Payroll and related costs	$513,748	76.9%	$387,060	78.1%
Other service expenses	6,317	1.0%	5,448	1.1%
Total service expense	$520,065	77.9%	$392,508	79.2%

Service expense for our Personal Care segment primarily consists of salaries for our employees that provide personal care services and it typically trends with the number of hours worked. Service expense for the year ended December 31, 2022, increased $127.6 million and 32.5% as compared to the year ended December 31, 2021, primarily as a result of service expense of $88.0 million related to the Care Finders acquisition that occurred in September 2021. The remaining increase is driven by increased wage rates, particularly in New York, as well as increased direct wages as a result of the assembled workforce acquired with our asset acquisition

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the Personal Care segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $20.7 million and 29.2% for the year ended December 31, 2022 as compared to 2021, primarily related to costs from the acquisition of Care Finders of $18.4 million

Depreciation and amortization expense. Depreciation and amortization expense increased by $27.3 million and 114.8% for the year ended December 31, 2022 as compared to 2021. The increase is primarily due to amortization expense on the intangible assets brought on under the Care Finders acquisition of $11.8 million. The increase for the year ended 2022 is also driven by the additional amortization expense of $14.3 million related to the change in useful lives of Simplura intangible assets as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	December 31,
	2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$68,277	100.0%	$17,617	100.0%

Service expense	24,562	36.0%	5,605	31.8%
General and administrative expense	23,156	33.9%	5,791	32.9%
Depreciation and amortization	19,854	29.1%	4,181	23.7%
Operating income	$705	1.0%	$2,040	11.6%

Business Metrics (1)
Average monthly members	210		173
Revenue per member per month	$27.09		$30.86	(2)
Service expense per member per month	$9.75		$9.82	(2)

(1)     These metrics are key performance indicators that Management uses to evaluate our performance. Trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and understand the underlying drivers of costs and revenue for our business. We believe these metrics are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole.

(2)     The calculations for the year ended December 31, 2021 for revenue per member per month and service expense per member per month are calculated for the portion of the year that the Company owned the VRI business, which was acquired in September 2021.

Our Remote Patient Monitoring segment was established in September 2021 with the acquisition of VRI and expanded in May 2022 with the acquisition of GMM. The RPM segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. The annual fluctuations for the years ended December 31, 2022 and 2021, respectively, are not meaningful as the segment only contributed minimal activity in 2021 and a full year of activity in 2022.

Service revenue, net. RPM contracts are generally structured as a fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, from MCO, Medicare, and State Medicaid contracts accounted for 82.2% of service revenue, net, for the year ended December 31, 2022. The remainder of the RPM segment revenue is derived from private pay and other contracts.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	December 31,
	2022		2021
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$12,086	17.7%	$3,158	17.9%
Other service expenses	12,476	18.3%	2,447	13.9%
Total service expense	$24,562	36.0%	$5,605	31.8%

Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the RPM segment, occupancy costs, marketing expenditures, insurance, and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense consists primarily of amortization expense on the intangible assets brought on during the acquisition as well as depreciation on the fixed assets acquired.

Corporate and Other Segment

(in thousands)

	December 31,
	2022	2021
General and administrative expense	$60,715	$62,686
Depreciation and amortization	827	—
Operating loss	$(61,542)	$(62,686)

Our Corporate and Other segment was established beginning January 1, 2022 as a result of a segment reorganization completed by the Company. The Company's Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. This segment also includes the results of our equity investment in Matrix.

Our Corporate and Other segment holds costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. The general and administrative expense decreased by $2.0 million and 3.1% for the year ended December 31, 2022.

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

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, new revenue contract start-up costs and costs associated with our strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and occasional borrowings under our New Credit Facility. For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash flow used in operating activities during the year ended December 31, 2022 was $10.4 million. Our balance of cash and cash equivalents, including restricted cash, was $15.0 million and $133.4 million at December 31, 2022 and 2021, respectively. We had restricted cash of $0.5 million and $0.3 million at December 31, 2022 and 2021, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying consolidated statements of cash flows.

We may, from time to time, access capital markets to raise equity or debt financing for various business reasons, including acquisitions, repurchases of common stock, investments in our business and possible refinancing activity. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on terms acceptable to us at the time or at all.

2022 cash flows compared to 2021

Operating activities. Cash used in operating activities was $10.4 million for 2022 compared to cash provided by operating activities of $186.8 million for 2021. The decrease of $197.3 million was primarily a result of a decrease in cash provided by changes in working capital of $188.0 million. The working capital changes were related to a decrease in the change in accrued contract payables of $195.0 million primarily related to repayments on previously accrued contract payable amounts made during 2022 combined with lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes during 2022. Also contributing to the decrease in working capital is a decrease in the change in accrued transportation costs of $30.1 million primarily related to decreased cycle time to pay our transportation providers therefore decreasing the accrued transportation costs in 2022 compared to 2021, and an increase in the accounts receivable balance of $42.0 million, primarily related to receivables recorded on our reconciliation and corridor contracts. These working capital decreases were partially offset by an increase in cash due to an increase in the accounts payable and accrued expenses balance of $74.0 million primarily related to timing of vendor payments

Investing activities. Net cash used in investing activities was $111.8 million in 2022 compared to $685.6 million in 2021. The change in cash used in investing activities was driven by a decrease in cash used for acquisitions of $585.5 million, primarily due to the Company's acquisitions of WellRyde, Care Finders, and VRI in 2021 compared to only the purchase of GMM and an asset acquisition in 2022.

Financing activities. Net cash provided by financing activities was $3.8 million in 2022 compared to net cash provided by financing activities of $448.9 million in 2021. The decrease in cash provided by financing activities was primarily due to the Company not issuing senior notes during 2022, as compared to the Company's issuance of senior notes in August 2021 for $500.0 million. This decrease is partially offset by the Company not participating in a stock repurchase program during 2022 as compared to 2021, during which cash paid to repurchase common stock was $39.0 million. See Note 14, Stockholders' Equity, for further information on the stock buyback.

We also had increased borrowings on our New Credit Facility during 2022 that allowed us the temporary liquidity needed during the year to execute our acquisitions and pay contract liabilities. As of December 31, 2022 we had no borrowings on our New Credit Facility.

2021 cash flows compared to 2020

For a comparison of our cash flows for 2021 to 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

New Credit Facility. On February 3, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. There is an option to increase the amount of the New Credit Facility or obtain incremental term loans by an aggregate amount of up to $175.0 million, plus an unlimited amount so long as the pro forma secured net leverage ratio does not exceed 3.50:1.00, as described below. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. At closing of the New Credit Agreement, the Company had $22.8 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). The New Credit Facility replaces the Old Credit Facility under the Old Credit Agreement, which was terminated concurrently with the Company's entry into the New Credit Agreement.

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

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the New Credit Agreement, in each case, plus an applicable margin. The applicable margin ranges from 1.75% to 3.50% in the case of Term Benchmark loans or RFR loans, each as defined in the New Credit Agreement, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, in each case, based on the Company’s total net leverage ratio as defined in the New Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans, on the last day of the relevant interest period in the case of Term Benchmark loan, and monthly in arrears in the case of RFR loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s total net leverage ratio.

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

Cash dividends on the Series A Convertible Preferred Stock were payable quarterly in arrears to the Preferred Shareholders on January 1, April 1, July 1 and October 1 of each year, and, if declared, began to accrue on the first day of the applicable dividend period. The Company had the option to pay dividends in kind, but never exercised such option while the shares of Series A Convertible Preferred Stock were outstanding. For the years ended December 31, 2022 and 2021, respectively, no convertible preferred stock dividends were issued.

Insurance Programs

With respect to the Company’s historical wholly-owned captive insurance company subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, the operations with respect to which have been discontinued since 2017, the Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred. As of December 31, 2022 and 2021, the Company had reserves of $16.0 million and $8.3 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2022 and 2021 of $37.1 million and $22.3 million, respectively, is classified as current liabilities and other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2022 and 2021 was $21.1 million and $14.0 million, respectively, and is classified as other long-term assets in the consolidated balance sheets.

Further, we had restricted cash of $0.5 million and $0.3 million at December 31, 2022 and December 31, 2021, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $14.5 million and accounts receivable and other receivables of $296.8 million. Short-term liabilities, which totaled $656.2 million at year end as detailed in the table below, included $72.5 million in guarantees and letters of credit, not actually expected to be paid in cash in the next 12 months. Other sources of liquidity include amounts currently available under our New Credit Facility of $286.9 million as of December 31, 2022.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and our New Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part II, Item 8 of this report.

The Company has cash requirements of $656.2 million due in one year or less in addition to $1,343.7 million due in more than one year as of December 31, 2022. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of December 31, 2022 (in thousands):

	At December 31, 2022
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes (1)	$1,000,000	$—	$1,000,000
Interest (1)	252,306	54,375	197,931
Guarantees (2)	34,921	34,402	519
Operating leases (3)	49,835	11,346	38,489
Letters of credit (2)	38,145	38,145	—
Contracts payable (4)	194,287	194,287	—
Transportation costs (5)	96,851	96,851	—
Other current cash obligations (6)	190,819	190,819	—
Deferred tax liabilities (7)	57,236	—	57,236
Purchased service commitment (8)	85,500	36,000	49,500
Total	$1,999,900	$656,225	$1,343,675

(1)See Note 12 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments are typically paid semi-annually in arrears and have been calculated at the rates fixed as of December 31, 2022.
(2)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our New Credit Facility and reduced our availability thereunder. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(3)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 17 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our operating leases.
(4)See Note 5 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our contracts payable.
(5)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our accrued transportation cost.
(6)These include other current liabilities reflected in our consolidated balance sheets as of December 31, 2022, including accounts payable and accrued expenses as detailed at Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.
(7)See Note 18 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our deferred tax liabilities.
(8)The purchased service commitment includes the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement under certain contracts. See Note 19 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our purchased service commitment.

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

Stock repurchase programs

On March 11, 2020, the Board authorized a stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s Series A convertible preferred stock, through December 31, 2020. A total of 195,677 shares were repurchased under this program for approximately $10.2 million during the year ended December 31, 2020.

On March 8, 2021, the Board authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. A total of 276,268 shares were repurchased under the program for $40.0 million during the year ended December 31, 2021.

No repurchase program was authorized during the year ended December 31, 2022.

Off-balance sheet arrangements

As of December 31, 2022 and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our New Credit Facility, which has variable interest rates that may increase. We did not have any amounts outstanding under our New Credit Facility at December 31, 2022.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ModivCare Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Mercury Parent, LLC (a 43.6 percent owned investee company) as of December 31, 2021 and for the years ended December 31, 2021 and 2020. The Company’s investment in Mercury Parent, LLC was $83.1 million as of December 31, 2021, and its equity earnings (loss) of Mercury Parent, LLC was $(53.1) million and $8.9 million for the years ended 2021 and 2020, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC, is based solely on the report of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates

As discussed in Note 5 to the consolidated financial statements, the Company reported service revenue, net of $2,504.4 million for the year ended December 31, 2022, which included revenue from certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates. The Company records revenue for certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates based on capitated payments received during the month of service and these payments are reconciled based on actual cost and/or trip volume which may result in additional receivables from or payables to the payors. As of December 31, 2022, the Company recorded reconciliation and risk corridor contract receivables of $71.6 million and total contract payables of $194.3 million which included contract payables related to contracts with provisions for reconciliations, risk corridors or profit rebates.

We identified the evaluation of sufficiency of audit evidence over certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates as a critical audit matter. Challenging auditor judgment was required in evaluating the sufficiency of audit evidence due to the large volume of data and complexity of the manually maintained information used in the revenue recognition process. Specialized skills and knowledge were needed to assess the Information Technology (IT) systems used to determine and record revenue, contract receivables and contract payables related to the aforementioned capitated contracts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over reconciliation, risk corridor and profit rebate contract revenue, contract receivables and contract payables. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process related to the aforementioned capitated contracts. We assessed recorded reconciliation, risk corridor and profit rebate contract revenue, contract receivables and contract payables for the aforementioned capitated contracts by comparing a selection of such revenue amounts to third party contracts and cash receipts and comparing a selection of reconciliation, risk corridor or profit rebate revenue, receivable and payable amounts to payor contracts and transportation cost data. Additionally, we compared a selection of reconciliation, risk corridor and profit rebate contract receivable and payable activity during the year to current year revenue activity and cash settlements. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT controls and certain application controls used to determine and record revenue, contract receivables and contract payables related to the aforementioned capitated contracts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

Goodwill impairment assessment for certain reporting units

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company reviews goodwill for impairment annually, and more frequently if events and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company estimates the fair value of each reporting unit using a blend of an income approach, utilizing a discounted cash flow method, and a market approach, utilizing the guideline public company method. As of December 31, 2022, the goodwill balance was $968.7 million.

We identified the evaluation of the goodwill impairment assessment for certain reporting units as a critical audit matter. There was a high degree of subjective auditor judgment required in assessing the Company’s key assumptions used in the income approach to estimate fair value, specifically short‑term projected revenues and the discount rate. Minor changes in these assumptions could have had a significant impact on the estimated fair value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls over the short‑term projected revenue and the discount rate assumptions. We evaluated the short‑term projected revenues by comparing them to the historical results of the respective reporting unit, and to external economic data, including publicly available information for guideline public companies. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by independently calculating the weighted average cost of capital.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Denver, Colorado
March 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mercury Parent, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Mercury Parent, LLC and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, members' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 25, 2022

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ModivCare Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 6, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses described below have been identified and included in management’s assessment:

The Company did not (i) conduct an effective risk assessment to identify and assess changes in its internal control environment, specifically related to new information technology ("IT") systems and newly acquired companies, (ii) structure effective reporting lines, appropriate authorities, or responsibilities, or (iii) establish mechanisms to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting.

As a consequence:

•The Company did not establish effective general information technology controls ("GITCs"), specifically change management controls and logical access controls, that support the consistent operation of certain of the Company’s IT systems. Therefore, automated process-level controls and manual controls dependent upon information derived from those IT systems are also ineffective because they could have been adversely impacted, and

•The Company did not design, implement and effectively operate process-level control activities related to its i) revenue processes (including service revenue and accounts receivable) and payroll processes (including payroll expenses recorded within service expense and general and administrative expense) within the Personal Care segment and ii) payroll processes (including payroll expenses recorded within service expense and general and administrative expense) within the NEMT and Corporate segments.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
March 6, 2023

ModivCare Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,451	$133,139
Accounts receivable, net of allowance of $2,078 and $2,296, respectively	294,341	233,121
Other receivables	2,506	4,740
Prepaid expenses and other current assets	34,332	38,551
Restricted cash	524	283
Total current assets	346,154	409,834
Property and equipment, net	69,138	53,549
Goodwill	968,654	924,787
Payor network, net	391,980	425,516
Other intangible assets, net	47,429	64,697
Equity investment	41,303	83,069
Operating lease right-of-use assets	39,405	43,750
Other assets	40,209	22,223
Total assets	$1,944,272	$2,027,425
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54,959	$8,690
Accrued contract payables	194,287	281,586
Accrued transportation costs	96,851	103,294
Accrued expenses and other current liabilities	135,860	123,791
Current portion of operating lease liabilities	9,640	9,873
Total current liabilities	491,597	527,234
Long-term debt, net of deferred financing costs of $20,639 and $24,775, respectively	979,361	975,225
Deferred tax liabilities	57,236	94,611
Operating lease liabilities, less current portion	32,088	34,524
Other long-term liabilities	29,434	22,564
Total liabilities	1,589,716	1,654,158
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,729,923 and 19,589,422, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	444,255	430,449
Retained earnings	180,023	211,829
Treasury shares, at cost, 5,573,529 and 5,568,983 shares, respectively	(269,742)	(269,031)
Total stockholders’ equity	354,556	373,267
Total liabilities and stockholders’ equity	$1,944,272	$2,027,425

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2022	2021	2020

Service revenue, net	$2,504,393	$1,996,892	$1,368,675
Grant income (Note 2)	7,351	5,441	—

Operating expenses:
Service expense	2,032,074	1,584,298	1,078,795
General and administrative expense	322,171	271,674	141,655
Depreciation and amortization	100,415	56,998	26,183
Total operating expenses	2,454,660	1,912,970	1,246,633

Operating income	57,084	89,363	122,042

Interest expense, net	61,961	49,081	17,599
Income (loss) before income taxes and equity method investment	(4,877)	40,282	104,443
Provision (benefit) for income taxes	(3,035)	8,617	22,018
Equity in net (income) loss of investee, net of tax	29,964	38,250	(6,411)
Net income (loss)	$(31,806)	$(6,585)	$88,836

Net income (loss) available to common stockholders (Note 16)	$(31,806)	$(6,585)	$32,471

Earnings (loss) per common share:
Basic	$(2.26)	$(0.47)	$2.39
Diluted	$(2.26)	$(0.47)	$2.37

Weighted-average number of common shares outstanding:
Basic	14,061,839	14,054,060	13,567,323
Diluted	14,061,839	14,054,060	13,683,308

See accompanying notes to the consolidated financial statements

ModivCare Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(31,806)	$(6,585)	$88,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,055	12,747	9,488
Amortization	80,360	44,251	16,694
Stock-based compensation	6,872	5,904	3,930
Deferred income taxes	(36,663)	(17,691)	11,919
Amortization of deferred financing costs and debt discount	5,125	2,730	921
Equity in net (income) loss of investee	40,916	53,092	(8,860)
Reduction of right-of-use assets	11,640	11,330	9,238
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(55,781)	(13,749)	52,355
Prepaid expenses and other assets	(11,571)	(7,587)	(12,609)
Income tax refunds on sale of business	—	—	(10,273)
Accrued contract payables	(87,299)	107,698	158,182
Accounts payable and accrued expenses	57,249	(16,795)	35,208
Accrued transportation costs	(6,443)	23,620	(7,389)
Other long-term liabilities	(3,096)	(12,125)	795
Net cash provided by (used in) operating activities	(10,442)	186,840	348,435
Investing activities
Purchase of property and equipment	(33,004)	(21,316)	(12,150)
Acquisitions, net of cash acquired	(78,809)	(664,309)	(622,862)
Net cash used in investing activities	(111,813)	(685,625)	(635,012)
Financing activities
Proceeds from debt	114,000	625,000	737,000
Repayment of debt	(114,000)	(125,000)	(237,000)
Repurchase of common stock, for treasury	—	(39,994)	(10,186)
Payment of debt issuance costs	(2,415)	(13,486)	(15,633)
Proceeds from common stock issued pursuant to stock option exercise	6,789	3,227	25,413
Restricted stock surrendered for employee tax payment	(792)	(896)	(267)
Preferred stock redemption payment	—	—	(88,771)
Preferred stock dividends	—	—	(1,987)
Other financing activities	226	—	(309)
Net cash provided by financing activities	3,808	448,851	408,260
Net change in cash, cash equivalents and restricted cash	(118,447)	(49,934)	121,683
Cash, cash equivalents and restricted cash at beginning of year	133,422	183,356	61,673
Cash, cash equivalents and restricted cash at end of year	$14,975	$133,422	$183,356

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
Supplemental cash flow information	2022	2021	2020

Cash paid for interest	$59,392	$32,178	$2,192
Cash paid for income taxes	$15,660	$13,021	$21,766
Assets acquired under operating leases	$7,295	$24,152	$19,992
Acquisitions:
Purchase price	$79,200	$678,655	$644,044
Less:
Cash acquired	(391)	(14,346)	(21,182)
Acquisitions, net of cash acquired	$78,809	$664,309	$622,862

See accompanying notes to the consolidated financial statements

ModivCare Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2019	18,073,763	$18	$351,529	$183,733	5,088,782	$(217,688)	$317,592
Net income	—	—	—	88,836	—	—	88,836
Stock-based compensation	—	—	3,776	—	—	—	3,776
Exercise of employee stock options	372,478	1	25,413	—	—	—	25,414
Restricted stock issued	108,907	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	2,824	(267)	(267)
Shares issued for bonus settlement and director stipends	7,044	—	154	—	—	—	154
Stock repurchase plan	—	—	—	—	195,677	(10,186)	(10,186)
Conversion of convertible preferred stock to common stock	82,839	—	3,191	(5,995)	—	—	(2,804)
Conversion of convertible preferred stock pursuant to Conversion Agreement	925,567	1	37,255	(46,172)	—	—	(8,916)
Convertible preferred stock dividends	—	—	—	(1,988)	—	—	(1,988)
Balance at December 31, 2020	19,570,598	20	421,318	218,414	5,287,283	(228,141)	411,611
Net loss	—	—	—	(6,585)	—	—	(6,585)
Stock-based compensation	—	—	5,663	—	—	—	5,663
Exercise of employee stock options	51,798	—	3,227	—	—	—	3,227
Restricted stock forfeited	(34,472)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,432	(896)	(896)
Shares issued for bonus settlement and director stipends	1,498	—	241	—	—	—	241
Stock repurchase plan	—	—	—	—	276,268	(39,994)	(39,994)
Balance at December 31, 2021	19,589,422	20	430,449	211,829	5,568,983	(269,031)	373,267
Net loss	—	—	—	(31,806)	—	—	(31,806)
Stock-based compensation	—	—	6,491	—	—	—	6,491
Exercise of employee stock options	109,731	—	6,789	—	—	—	6,789
Restricted stock issued	27,251	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	7,486	(792)	(792)
Shares issued for bonus settlement and director stipends	3,519	—	340	—	—	—	340
Shares issued for ESPP	—	—	186	—	(2,940)	81	267
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556

 See accompanying notes to the consolidated financial statements

ModivCare Inc.
Notes to the Consolidated Financial Statements
December 31, 2022

1. Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide meals to food-insecure individuals.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services, and a fleet of mobile health clinics that provide community-based care with advanced diagnostic capabilities and enhanced care options.
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

Impact of the COVID-19 Pandemic

Since March 2020, the COVID-19 pandemic and the measures enacted by state and government officials to prevent, prepare for, and respond to COVID-19 or slow its spread have had an ongoing adverse impact on the Company’s business, as well as its patients, communities, and employees. With ongoing uncertainties around the duration and magnitude of the pandemic, the ultimate impact to the business remains uncertain. Accordingly, the COVID-19 pandemic could continue to have an adverse impact on the Company's financial statements with potential for (i) labor shortages or other disruptions that impact our ability to provide services, (ii) decreased member comfort leaving the house to obtain transportation for non-emergency medical purposes, and (iii) supply chain challenges that may cause an increase in the costs of providing our services; among other things. Despite ongoing uncertainties, the Company continues to actively monitor the pandemic and any future impact it may have on our business and results of operations with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support the SDoH, and supporting the operational and financial stability of its business.

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

Changes in Accounting Estimate

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets and intangible assets on an ongoing basis. As a result of this review, the Company adjusted the estimated useful life of the OEP AM, Inc. (together with its subsidiaries doing business as "Simplura Health Group", or Simplura) trademarks and trade names intangible asset from 10 years to 3 years and adjusted the estimated useful life of the payor network from 15 years to 10 years effective as of January 1, 2022. This change was driven by strategic shifts in the Company's Personal Care segment operations, partially contributed to by the acquisition of Care Finders Total Care, LLC ("Care Finders"). Based on the intangible asset values as of December 31, 2021, the effect of the change in estimate during the year ended December 31, 2022 was an increase in amortization expense of $14.3 million, a decrease in net income of $10.3 million, and a decrease in earnings per share of $0.73 per diluted common share outstanding.

Fair Value Measurements

The Company follows FASB ASC Topic 820, Fair Value Measurement (“ASC 820”) which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

–Level 1: Quoted Prices in Active Markets for Identical Assets – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

–Level 2: Significant Other Observable Inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

–Level 3: Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of December 31, 2022 and 2021, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses) and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for our publicly traded debt securities are based on quoted market prices, when available. See Note 12, Debt, for the fair value of our long-term debt.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable amounts at the contractual amount, less contractual revenue adjustments based on amounts expected to be due from payors and less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to cover the risk that an account will not be collected due to credit risk. In order to establish the amount of the allowance related to the credit risk of accounts receivable, the Company considers information related to receivables that are past due, past loss experience, current and forecasted economic conditions, and other relevant factors. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for doubtful accounts to reduce its net recognized receivable to an amount the Company reasonably expects to collect. As the Company primarily contracts with Medicaid and Medicare governmental payors, the Company is not subject to significant credit risk in the collection of accounts receivable.

The Company’s bad debt expense for the years ended December 31, 2022, 2021 and 2020 was $2.7 million, $1.7 million and $0.6 million, respectively.

Business Combinations

The Company accounts for acquisitions in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to make significant estimates and assumptions as of the date of the acquisition related to the determination of the fair values (primarily Level 3) of the acquired tangible and intangible assets and liabilities assumed, and related to the determination of estimated lives of the depreciable assets acquired. The Company recognizes goodwill at the amount by which the purchase price exceeds the fair value of identified assets acquired and liabilities assumed. See Note 3, Acquisitions, for further discussion of the Company’s acquisitions.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation, or at fair value if the assets were initially recorded as the result of a business combination or if the asset was remeasured due to an impairment. Depreciation is calculated using the straight-line method over the estimated useful life of the asset to the Company. Maintenance and repairs are expensed as incurred. Gains and losses resulting from the disposition of an asset are reflected in results of operations.

Internal-use Software

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40. The capitalized costs are amortized using the straight-line method over the estimated useful life of the software, ranging from 3 to 10 years.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of December 31, 2022 and 2021, capitalized costs associated with CCA, net of accumulated amortization of $2.2 million and $0.6 million, were $11.9 million and $4.1 million, respectively. Amortization expense during the years ended December 31, 2022 and 2021, totaled $1.7 million and $0.5 million, respectively. Amortization expense during the year ended December 31, 2020 was immaterial.

Recoverability of Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment annually, and more frequently if events and circumstances indicate that an asset may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in the Company’s stock price. We perform our annual goodwill impairment test as of October 1.

First, we perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, then we perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value and to the extent the carrying value is greater than the fair value, the difference is recorded as an impairment in the consolidated statements of operations.

The fair value of the Company's reporting units is estimated using either an income approach, a market valuation approach, or a blended approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The Company’s significant estimates in the market approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

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

Accrued Transportation Costs

The Company generally contracts with third-party providers to provide transportation services to customers. The cost of transportation is recorded in the month the services are rendered based upon contractual rates and mileage estimates. Once a trip is completed, the third-party transportation providers will furnish invoices for actual mileage incurred. Any trips that have not been invoiced as of the reporting period require an accrual based upon the expected cost of the trips as well as an estimated number of cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $96.9 million and $103.3 million at December 31, 2022 and 2021, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes costs incurred in connection with its credit facilities and other borrowings, referred to as deferred financing costs, and amortizes such costs over the life of the respective credit facility or other borrowings. Costs associated with the revolving facility are capitalized as deferred financing costs and included in "Prepaid expenses and other current assets" on the consolidated balance sheets. Costs associated with term loans are capitalized and included as a reduction to the debt balance on the consolidated balance sheets. Deferred financing costs for the revolving loan, net of amortization, totaled $3.1 million and $1.4 million as of December 31, 2022 and 2021, respectively. Debt discounts for the $500.0 million Senior Unsecured Notes due 2025 of $8.9 million and $11.6 million are netted against the carrying balance of the long-term debt on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. Debt discounts for the $500.0 million Senior Unsecured Notes due 2029 of $11.7 million and $13.1 million are netted against the carrying balance of the long-term debt on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services to its customers and generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time and applies the "as-invoiced" practical expedient which aligns the pattern of transfer of promised services with the value received by the customer for the performance completed to date. In the NEMT segment, the Company's performance obligation is to stand ready to perform transportation-related activities, including the management, fulfillment, and recordkeeping activities associated with such services. In the Personal Care segment, the Company's performance obligation is to deliver patient care services in accordance with the nature of services and hours worked per each contract. In the RPM segment, the Company's performance obligation is to stand ready to perform monitoring services in the form of personal emergency response system (PERS) monitoring, vitals monitoring, and medication management, as contractually agreed upon.

The Company holds different contract types under its different segments of business. In the NEMT segment, there are both capitated contracts, under which payors pay a fixed amount monthly per eligible member, and fee-for-service ("FFS") contracts, under which the Company bills and collects a specified amount for each service that is provided. Personal Care contracts are also FFS, and service revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered. RPM service revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month, based on enrolled membership. For each contract type, the Company determines the transaction price based on the gross charges for services provided, reduced by estimates for contractual adjustments due to settlements of audits and payment reviews from third-party payors. The Company determines the estimated revenue adjustments at each segment based on our historical experience with various third-party payors and previous results from the claims and adjudication process. At the Personal Care segment, the Company uses the portfolio approach to determine the estimated revenue adjustments. See further information in Note 5, Revenue Recognition.

Government Grants

The Company has received government grants under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. Under these acts, the Company received distributions of approximately $16.3 million and $5.4 million during the years ended December 31, 2022 and 2021, respectively, of which $7.4 million and $5.4 million were recognized as grant income during the years ended December 31, 2022 and 2021, respectively, with the remaining balance recorded in accrued expenses and other current liabilities. Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for healthcare related expenses and lost revenues attributable to COVID-19, as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company has submitted the required documents to meet reporting requirements through reporting period three, which ended September 30, 2022. The Company received an audit inquiry letter from HHS related to one of the business units that received PRF payments, to which the Company has responded and submitted all requested information and believes that the payments received are substantiated and within the terms and conditions defined by HHS and continues to include these amounts as grant income. At this time, the Company is unaware of any other pending or upcoming audits or inquiries related to PRF received.

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

The Company recognizes distributions from government grants as grant income or accrued expenses and other current liabilities in line with the loss of revenues or expenses for which the grants are intended to compensate when there is reasonable assurance that it has complied with the conditions associated with the grant.

CARES Act Payroll Deferral

The CARES Act also provides for certain federal income and other tax changes, including the deferral of the employer portion of Social Security payroll taxes. During 2022, the Company paid all of its deferred payroll taxes under the CARES Act of $12.3 million and there were no deferred employer payroll taxes as of December 31, 2022. As of December 31, 2021, the Company had deferred payment of approximately $12.3 million related to the deferral of employer payroll taxes, which is recorded in "Accrued expenses and other current liabilities" on our consolidated balance sheets.

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
•The Company records restricted stock units (“RSUs”) that may be settled by the holder in cash, rather than shares, as a liability and remeasures these liabilities at fair value at the end of each reporting period. Forfeitures are recorded as they occur. Upon settlement of these awards, the cumulative compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on the Company’s stock price on the settlement date.
•The Company issues performance-based RSUs ("PRSUs") that vest upon achievement of pre-established company specific performance conditions and a service period. The fair value of the performance-based RSU awards is determined based on the closing market price of the Company’s Common Stock on the grant date and an assessment of the probability the performance targets will be achieved. Forfeitures are recorded as they occur. The expense for such awards is recognized over the requisite service period.
Income Taxes

Deferred income taxes are determined by the asset and liability method in accordance with ASC Topic 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available for tax reporting purposes, as well as other relevant factors. The Company establishes a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The net amount of deferred tax liabilities and assets, net of the valuation allowance, is presented as non-current in the Company's consolidated balance sheets.

Due to inherent complexities arising from the nature of the Company’s businesses, future changes in income tax law or variances between the Company’s actual and anticipated operating results, the Company makes certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

The Company has recorded a valuation allowance which includes amounts for certain carryforwards and deferred tax assets, as more fully described in Note 18, Income Taxes, for which the Company has concluded that it is more likely than not that these carryforwards and deferred tax assets will not be realized in the ordinary course of operations.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

The Company accounts for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the portion of the tax benefit greater than 50.0% likely to be realized upon settlement with the tax authority is recognized in the consolidated financial statements.

On March 27, 2020, the CARES Act was enacted and on August 16, 2022 the Inflation Reduction Act of 2022 ("IRA") was enacted. See Note 18, Income Taxes, for a discussion of the impact on the Company from these acts.

Loss Reserves for Certain Reinsurance Programs

The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under certain reinsurance programs. The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to these reinsurance policies, including the estimated losses in excess of insured limits, which would be reimbursed to the Company to the extent such losses were incurred.  As of December 31, 2022 and 2021, the Company had reserves of $16.0 million and $8.3 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2022 and 2021 of $37.1 million and $22.3 million, respectively, is classified as current liabilities and other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2022 and 2021 was $21.1 million and $14.0 million, respectively, and is classified as other long-term assets in the consolidated balance sheets.

The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, judgment is involved in assessing these reserves, such as in assessing historical paid claims, average lag times between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Self-Funded Insurance Programs

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $0.3 million per person, subject to an aggregating stop-loss limit of $0.4 million. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2022 and 2021, the Company had $2.1 million and $1.9 million, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “accrued expenses and other current liabilities” in the consolidated balance sheets.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by taking net income (loss) attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings (loss) per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings (loss) per share, see Note 16, Earnings Per Share.

Recent Accounting Pronouncements

The Company adopted the following accounting pronouncements during the year ended December 31, 2022:

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The relief granted in ASC 848, Reference Rate Reform ("ASC 848"), is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. The provisions of ASC 848 must be applied for all transactions other than derivatives, which may be applied at a hedging relationship level. Entities may apply the provisions as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). The provisions of this update were extended to December 31, 2024 under ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. There was no material impact to the financial statements from the adoption of this ASU.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for public business entities for fiscal years beginning on or after November 1, 2023, including interim periods therein. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company has elected to early adopt this accounting standard and there was no material impact to the financial statements from the adoption of this ASU.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These disclosures include information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, the amounts applicable to each financial line item, and the significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for public business entities for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this accounting standard on January 1, 2022 and will apply it to any government assistance received thereafter.

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

The stock transaction was accounted for in accordance with ASC 805, Business Combinations where a wholly-owned subsidiary of ModivCare Inc. acquired 100.0% of the voting stock of OEP AM Inc. for $548.6 million (a purchase price of $569.8 million less $21.2 million of cash that was acquired).

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
(4)     The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	10 years	$221,000
Trademarks and trade names	Amortizable	3 years	43,000
Licenses	Not Amortizable	Indefinite	770
			$264,770

The Company valued trademarks and trade names utilizing the relief of royalty method and payor network utilizing the multi-period excess earnings method, a form of the income approach. The useful life of the trademarks and trade names intangible was decreased from 10 years to 3 years and the useful life of the the payor network was decreased from 15 years to 10 years effective as of January 1, 2022 due to strategic shifts in the Company's Personal Care segment operations, partially contributed to by the acquisition of Care Finders, as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements. This is a prospective change to amortization expense. The weighted average useful life of the acquired intangible assets is approximately 8.9 years.

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
(6)     The acquisition preliminarily resulted in $309.7 million of goodwill as a result of expected synergies due to value-based care and solutions being provided to similar patient populations that partner with many of the same payor groups. In the second quarter of 2021, a closing cash adjustment of $3.5 million was paid to OEP AM, in the third quarter of 2021, other assets acquired were adjusted down by $3.9 million and in the fourth quarter of 2021, accounts receivable was adjusted down by $4.6 million due to certain receivables deemed uncollectible which caused a corresponding increase to goodwill of $3.3 million, net of tax impacts. These changes increased the goodwill related to this transaction to $320.4 million. None of the acquired goodwill is deductible for tax purposes.
(7)     Accounts payable and certain other current and non-current assets and liabilities are stated at fair value as of the acquisition date.
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
(5)     The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) was recorded at $1.9 million based on market rates available to the Company.
(6)     The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$97,200
Trade name	Amortizable	3 years	1,950
Non-compete agreement	Amortizable	5 years	1,600
			$100,750

The Company valued the payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and non-compete agreements utilizing the with/without method. The weighted average useful life of the acquired intangible assets is approximately 6.9 years.

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
(9)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable as well as certain other current liabilities as of the acquisition date. The carrying value for non-current liabilities is also assumed to represent the fair value as of the acquisition date. In the third quarter of 2022, it was determined that an additional $0.2 million of accounts payable existed as of the acquisition date, and therefore, the initial balance of $2.5 million was increased to $2.7 million.
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
			$75,590

The Company valued payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and developed technology utilizing the cost approach. The weighted average useful life of the acquired intangible assets is approximately 6.8 years.

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
(7)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable as well as certain other current liabilities as of the acquisition date. The carrying value for non-current liabilities is also assumed to represent the fair value as of the acquisition date.

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

The stock transaction was accounted for in accordance with ASC 805, Business Combinations in which a wholly-owned subsidiary of the Company acquired 100.0% of the equity securities of GMM for $71.2 million (a purchase price of $71.6 million less $0.4 million of cash that was acquired).

The following table summarizes the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of the acquisition date of May 11, 2022 (in thousands):

Cash (1)	$391
Accounts receivable (2)	2,355
Prepaid expenses and other (3)	771
Property and equipment (4)	2,639
Intangible assets (5)	21,950
Goodwill (6)	44,346
Accounts payable (7)	(281)
Accrued expenses and other current liabilities (7)	(577)
Total of assets acquired less liabilities assumed	$71,594

(1)     During 2022, the Company received an additional $0.1 million of cash related to net working capital adjustments, and therefore, the initial balance of $0.3 million was increased to $0.4 million.
(2)    Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio. During 2022, it was determined that $0.6 million of the initial accounts receivable balance was uncollectible, and therefore, the initial balance of $3.0 million was decreased to $2.4 million.
(3)     Given the short-term nature of the balance of prepaid expenses and other assets, the carrying value represents the fair value.
(4)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment and furniture and fixtures. The Company valued the personal emergency response system devices utilizing the cost approach. Through this valuation, it was determined that $0.1 million of acquired property and equipment did not exist, and therefore, the initial balance of $2.7 million was decreased to $2.6 million. The carrying value of the remainder of the property, plant and equipment, consisting primarily of computer equipment and furniture and fixtures, is assumed to represent the fair value.
(5)    The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$21,600
Trade name	Amortizable	2 years	350
			$21,950

The Company valued the payor network utilizing the multi-period excess earnings method and trade names utilizing the relief-from-royalty method. The weighted average useful life of the acquired intangible assets is approximately 6.9 years.

(6)     The acquisition initially resulted in $43.7 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. During the measurement period, accounts receivable was adjusted down by $0.6 million which caused a corresponding increase to goodwill. Also during the measurement period, cash increased by $0.1 million related to working capital adjustments, which caused a corresponding decrease to goodwill, and acquired property and equipment decreased by $0.1 million, which caused a corresponding increase to goodwill. The result of these adjustments was a total goodwill balance of $44.3 million. All of the acquired goodwill is deductible for tax purposes.
(7)     Due to the short-term nature of the accounts, the carrying value is assumed to represent the fair value for accounts payable and accrued expenses and other current liabilities as of the acquisition date.

Since the date of the acquisition, GMM revenue of $11.9 million and net income of $1.8 million are included in the Company's consolidated results of operations.

Pro Forma Financial Information (unaudited)

Assuming Simplura had been acquired as of January 1, 2019, Care Finders and VRI had been acquired as of January 1, 2020, and GMM had been acquired as of January 1, 2021, and the results of each had been included in operations beginning on the assumed acquisition date, the following table provides estimated unaudited pro forma results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	Year Ended December 31,
	2022	2021	2020
Pro forma:
Revenue	$2,510,875	$2,200,339	$1,989,519
Net loss	(32,770)	(21,547)	(21,255)
Diluted earnings (loss) per share	$(2.33)	$(1.53)	$(1.57)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental pro forma earnings were adjusted to exclude the impact of historical interest expense for Care Finders and VRI of $3.7 million and $3.2 million, respectively, for 2021, and Simplura, Care Finders and VRI of $23.5 million, $4.8 million and $4.9 million, respectively, for 2020. No adjustment related to interest expense was required for the year ended December 31, 2022.

Acquisition-related costs of approximately $2.0 million for GMM, were expensed as incurred, recorded in selling, general and administrative expenses during the year ended December 31, 2022, and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs of approximately $6.6 million and $4.7 million for Care Finders and VRI, respectively, were expensed as incurred, recorded in selling, general and administrative expenses during the year ended December 31, 2021, and acquisition-related costs of approximately $10.5 million for Simplura were expensed as incurred, recorded in selling, general and administrative expenses during the year ended December 31, 2020, and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs consisted of professional fees for advisory, consulting and underwriting services as well as other incremental costs directly related to the acquisitions.

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
			$12,463

Other Asset Acquisition

On May 30, 2022, the Company entered into an asset purchase agreement with a private entity to purchase certain customer contracts within our Personal Care segment. Pursuant to the purchase agreement, the contracts were acquired for total consideration of $7.6 million in cash, subject to certain adjustments.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The fair value of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor network	Amortizable	6 years	$7,297
Assembled workforce	Amortizable	6 years	309
			$7,606

4.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its chief operating decision maker ("CODM") determines the allocation of resources and assesses the performance of the Company’s operations. The CODM uses service revenue, net and operating income as the measures of profit or loss to assess segment performance and allocate resources, and uses total assets as the measure of assets attributable to each segment. The Company's CODM manages the Company under four reportable segments.

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

The Company has determined each of the separate reportable segments based on the difference in services provided by each of the segments as provided in further detail below:

•NEMT - The Company's NEMT segment is its legacy segment and operates primarily under the brands ModivCare Solutions and Circulation. The NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and managed care organizations, or MCOs, in the U.S. This segment also holds the results of the Company's captive insurance program;

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

•Corporate and Other - Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate and Other segment that includes the costs associated with the Company's corporate operations. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. Prior to the segment reorganization, we reported the investment in Matrix as a separate operating segment. Based on the relative size of the Matrix investment and all related activity to the overall financial statements, however, the CODM no longer views it as a separate operating segment but reviews results in conjunction with the other corporate results of the business. The Company reclassified certain costs associated with this reorganization for the years ended December 31, 2021 and 2020, respectively, to conform to this presentation.

The Company evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment.

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$1,768,442	$667,674	$68,277	$—	$2,504,393
Grant income (1)	—	7,351	—	—	7,351

Service expense	1,487,447	520,065	24,562	—	2,032,074
General and administrative expense	146,935	91,365	23,156	60,715	322,171
Depreciation and amortization	28,709	51,025	19,854	827	100,415
Operating income (loss)	$105,351	$12,570	$705	$(61,542)	$57,084

Equity in net (income) loss of investee, net of tax	$(71)	$—	$—	$30,035	$29,964
Equity investment	$186	$—	$—	$41,117	$41,303
Goodwill	$135,186	$552,775	$280,663	$30	$968,654
Total assets	$496,605	$950,181	$396,944	$100,542	$1,944,272

	Year Ended December 31, 2021
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$1,483,696	$495,579	$17,617	$—	$1,996,892
Grant income (1)	—	5,441	—	—	5,441

Service expense	1,186,185	392,508	5,605	—	1,584,298
General and administrative expense	132,493	70,704	5,791	62,686	271,674
Depreciation and amortization	29,058	23,759	4,181	—	56,998
Operating income (loss)	$135,960	$14,049	$2,040	$(62,686)	$89,363

Equity in net loss of investee, net of tax	$—	$—	$—	$38,250	$38,250
Equity investment	$—	$—	$—	$83,069	$83,069
Goodwill	$135,186	$552,833	$236,738	$30	$924,787
Total assets	$546,923	$1,020,014	$340,913	$119,575	$2,027,425

	Year Ended December 31, 2020
	NEMT	Personal Care	Corporate and Other	Total
Service revenue, net	$1,314,705	$53,970	$—	$1,368,675

Service expense	1,036,288	42,507	—	1,078,795
General and administrative expense	78,078	7,328	56,249	141,655
Depreciation and amortization	24,516	1,667	—	26,183
Operating income (loss)	$175,823	$2,468	$(56,249)	$122,042

Equity in net income of investee, net of tax	$—	$—	$(6,411)	$(6,411)
Equity investment	$—	$—	$137,466	$137,466
Goodwill	$135,186	$309,711	$30	$444,927
Total assets	$466,872	$693,495	$265,546	$1,425,913

(1)     Grant income for the Personal Care segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the SLFRF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

5.    Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services to its customers and generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time.

Revenue Contract Structure

NEMT Capitated Contracts (per-member-per-month)

Under capitated contracts, payors pay a fixed amount per eligible member per month. Capitation rates are generally based on expected costs and volume of services. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the payor’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are reconciled based on actual cost and/or trip volume and may result in refunds to the payor, or additional payments due from the payor. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the payor. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
NEMT capitated contracts	$1,553,407	$1,257,390	$1,132,929
NEMT FFS contracts	215,035	226,306	181,776
Total NEMT service revenue, net	1,768,442	1,483,696	1,314,705

Personal Care FFS contracts	667,674	495,579	53,970
RPM PMPM contracts	68,277	17,617	—
Total service revenue, net	$2,504,393	$1,996,892	$1,368,675

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 10.9%, 9.7% and 9.5% were derived from one payor for the years ended December 31, 2022, 2021 and 2020, respectively. Of the Personal Care segment's revenue, 12.0%, 11.7% and 13.4% were derived from one payor for the years ended December 31, 2022, 2021 and 2020, respectively. Of the RPM segment's revenue, 19.9% and 27.0% were derived from one payor for the years ended December 31, 2022 and 2021, respectively.

Revenue Adjustments

During the years ended December 31, 2022, 2021, and 2020 the Company recognized a reduction of $0.9 million, an increase of $11.4 million, and a reduction of $2.1 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable	$225,288	$210,937
Reconciliation contract receivables (1)	71,131	24,480
Allowance for doubtful accounts	(2,078)	(2,296)
Accounts receivable, net	$294,341	$233,121
(1)     Reconciliation contract receivables primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables activity below.

The following table provides information about other revenue related accounts included on the accompanying consolidated balance sheets (in thousands):

	December 31, 2022	December 31, 2021
Accrued contract payables (1)	$194,287	$281,586
Long-term contract receivables (2)	$427	$—
Deferred revenue, current	$2,202	$2,714
(1)     Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor, profit rebate and reconciliation contracts.

(2)     Long-term contract receivables primarily represent future receivable balances on certain risk corridor, profit rebate and reconciliation contracts that may be received in greater than 12 months.

The following table provides the summary activity of total contract payables and receivables as reported within the consolidated balance sheets (in thousands):

	December 31, 2021	Additional Amounts Recorded	Amounts Paid or Settled	December 31, 2022
Reconciliation contract payables	$22,035	$18,836	$(15,018)	$25,853
Profit rebate/corridor contract payables	246,424	78,064	(169,327)	155,161
Overpayments and other cash items	13,127	9,469	(9,323)	13,273
Total contract payables	$281,586	$106,369	$(193,668)	$194,287

Reconciliation contract receivables	$24,403	$50,989	$(27,239)	$48,153
Corridor contract receivables	77	23,328	—	23,405
Total contract receivables	$24,480	$74,317	$(27,239)	$71,558

6.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$14,451	$133,139
Restricted cash, current	524	283
Cash, cash equivalents and restricted cash	$14,975	$133,422

Restricted cash primarily relates to amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

7. Equity Investment

As of December 31, 2022 and 2021, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying consolidated statements of operations. During the years ended December 31, 2022 and 2021, Matrix recorded asset impairment charges of $82.2 million and $111.4 million, respectively. Matrix recorded no asset impairment charges for the year ended December 31, 2020.

The Company's gross share of its Matrix's operations for the years ended December 31, 2022, 2021 and 2020 was a loss of $41.0 million, a loss of $53.1 million and income of $8.9 million, respectively, which is presented net of tax on the consolidated statements of operations for a loss of $30.0 million, a loss of $38.3 million and income of $6.4 million, respectively.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2022 and 2021 totaled $41.3 million and $83.1 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	December 31, 2022	December 31, 2021
Current assets	$97,750	$124,081
Long-term assets	$373,297	$482,063
Current liabilities	$36,913	$57,048
Long-term liabilities	$325,613	$340,448

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Revenue	$300,306	$398,260	$414,622
Operating income (loss)	$(83,110)	$1,316	$39,412
Net income (loss)	$(98,187)	$(122,898)	$15,137

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid income taxes	$7,186	$13,848
Prepaid insurance	6,334	9,487
Deferred ERP implementation costs	5,817	3,003
Deferred financing costs on credit facility	3,061	1,480
Inventory	2,041	1,458
Other prepaid expenses	9,893	9,275
Total prepaid expenses and other current assets	$34,332	$38,551

9.    Property and Equipment

Property and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful			December 31,
	Life (years)			2022	2021
Software	3	—	10	$51,409	$35,323
Computer and telecommunications equipment	2	—	7	30,129	31,417
Monitoring equipment		3		22,132	12,950
Leasehold improvements	Shorter of useful life or lease term			10,136	7,524
Construction and development in progress		N/A		3,309	6,598
Furniture and fixtures	3	—	10	4,391	3,906
Automobiles		5		4,245	3,998
Buildings	30	—	40	1,886	1,886
Land		N/A		292	292
Total property and equipment				127,929	103,894
Less accumulated depreciation				(58,791)	(50,345)
Total property and equipment, net				$69,138	$53,549

Depreciation expense was $20.1 million, $12.7 million and $9.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10. Goodwill and Intangibles

Goodwill

Changes in the carrying amount of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	Personal Care	RPM	Corporate and Other	Total
Balances at December 31, 2020
Goodwill	$231,186	$309,711	$—	$30	$540,927
Accumulated impairment losses	(96,000)	—	—	—	(96,000)
	$135,186	$309,711	$—	$30	$444,927

Balances at December 31, 2021
Purchase accounting adjustments for Simplura	—	10,961	—	—	10,961
Goodwill acquired in Care Finders acquisition	—	232,161	—	—	232,161
Goodwill acquired in VRI acquisition	—	—	236,738	—	236,738
	135,186	552,833	236,738	30	924,787

Balances at December 31, 2022
Goodwill acquired in GMM acquisition	—	—	43,689	—	43,689
Purchase accounting adjustments for Care Finders, VRI, and GMM	—	(58)	236	—	178
	$135,186	$552,775	$280,663	$30	$968,654

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of December 31, 2022 and 2021 was $312.6 million and $255.5 million, respectively.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Intangible assets consisted of the following (in thousands, except estimated useful lives):

		December 31,
		2022		2021
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Payor networks	3 - 15	$539,960	$(147,980)	$511,064	$(85,548)
Trademarks and trade names	2 - 10	48,541	(20,836)	48,191	(6,290)
Developed technology	3 - 10	28,978	(11,618)	28,978	(8,605)
Non-compete agreement	2 - 5	1,610	(408)	1,610	(83)
New York LHCSA Permit	Indefinite	770	—	770	—
Assembled workforce	6 - 10	444	(52)	135	(9)
Total		$620,303	$(180,894)	$590,748	$(100,535)

The weighted-average amortization period at December 31, 2022 for intangibles was 7.7 years. No significant residual value is estimated for these intangible assets. Amortization expense was $80.4 million, $44.3 million and $16.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2022 (in thousands):

Year	Amount
2023	$74,597
2024	73,907
2025	59,779
2026	51,308
2027	46,873
Total	$306,464

Impairment

The Company did not record any goodwill or intangible asset impairment charges for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, accumulated goodwill impairment losses totaled $96.0 million

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and related liabilities	$47,947	$54,564
Accrued operating expenses	18,432	14,457
Insurance reserves	17,836	10,152
Accrued legal fees	15,574	5,081
Accrued interest	10,643	12,826
Accrued government grants (1)	7,367	1,514
Union pension obligation	3,665	6,629
Deferred revenue	2,202	2,714
Deferred acquisition payments	50	3,578
Other	12,144	12,276
Total accrued expenses and other current liabilities	$135,860	$123,791

(1)     Accrued government grants include payments received from government entities in relation to the PRF and SLFRF to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of December 31, 2022 and 2021.

12. Debt

Senior Unsecured Notes

Senior unsecured notes as of December 31, 2022 and 2021 consisted of the following (in thousands):

		December 31,
Senior Unsecured Note	Date of Issuance	2022	2021
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.538%)	11/4/2020	$491,098	$488,368
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.407%)	8/24/2021	488,263	486,857
Total		$979,361	$975,225

The Senior Notes due 2025 and the Senior Notes due 2029 (collectively, the "Notes") were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Senior Notes due 2025 relate to the Company’s acquisition of Simplura and the Senior Notes due 2029 relate to the Company’s acquisition of VRI. The fair value of the Notes as of December 31, 2022 and 2021 was $896.6 million and $1,038.6 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the valuation hierarchy.

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

The Company may also redeem the Senior Notes due 2029, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption plus a “make-whole” premium set forth in the Indenture. In addition, the Company may redeem up to 40.0% of the Senior Notes due 2029 prior to October 1, 2024, at a redemption price of 105.000% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the proceeds of certain equity offerings, subject to certain conditions as specified in the Indenture Agreement.

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

The Company will pay interest on the Senior Notes due 2025 at 5.875% per annum until maturity. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, with the first interest payment date being May 15, 2021. Principal payments are not required until the maturity date on November 15, 2025 when 100.0% of the outstanding principal will be required to be repaid.

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

In relation to the issuance of the Senior Notes due 2025, debt issuance costs of $14.5 million were incurred at the date of issuance and these costs were deferred and are amortized to interest cost over the term of the Notes. Additionally, in relation to the issuance of the Senior Notes due 2029, debt issuance costs of $13.5 million were incurred at the date of issuance and these costs were deferred and are amortized to interest cost over the term of the Notes. As of December 31, 2022, $20.6 million of unamortized deferred issuance costs was netted against the long-term debt balance on the consolidated balance sheet. The Company was in compliance with all covenants as of December 31, 2022.

Annual maturities on all long-term debt outstanding at December 31, 2022, are as follows:

Maturities
2023	$—
2024	—
2025	500,000
2026	—
2027	—
Thereafter	500,000
Total maturities	1,000,000
Unamortized deferred issuance costs	20,639
Total long-term debt	$979,361

Credit Facility

The Company was a party to an amended and restated credit and guaranty agreement, dated as of August 2, 2013 (as amended, the “Old Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On September 13, 2021, the Company entered into the Ninth Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Ninth Amendment”), which among other things, amended the Old Credit Facility to permit the incurrence of additional debt to finance the acquisition of VRI and revise financial covenants therein to permit the consummation of the VRI acquisition. The amount available under the revolving credit facility (the “Old Credit Facility”) included an aggregate principal amount of $225.0 million, with a sub-facility for letters of credit of $40.0 million.

On February 3, 2022, the Company terminated its Old Credit Facility and entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. As of December 31, 2022, the Company had $38.1 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

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

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2022.

13. Convertible Preferred Stock

Following (i) the completion of a rights offering in February 2015, under which certain holders of our Common Stock exercised subscription rights to purchase Preferred Stock, and (ii) the purchase of Preferred Stock by Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Blackwell Partners, LLC - Series A and Coliseum Capital Co-Invest, L.P. (collectively, the “Coliseum Stockholders”), pursuant to the Standby Purchase Agreement between the Coliseum Stockholders and us, we issued 805,000 shares of Preferred Stock, which were eligible for a cash dividend on each share of Preferred Stock, when, as and if declared by a committee of our of Directors (the "Board"), at the rate of 5.5% per annum on the liquidation preference then in effect.

Cash dividends were payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and, if declared, began to accrue on the first day of the applicable dividend period. Cash dividends on redeemable convertible preferred stock totaling $2.0 million were distributed to convertible preferred stockholders for the year ended December 31, 2020. No cash dividends were distributed to convertible preferred stockholders for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, 2021, and 2020 there were no shares of convertible preferred stock outstanding.

14.    Stockholders’ Equity

At December 31, 2022 and 2021 there were 19,729,923 and 19,589,422 shares of the Company’s Common Stock issued, respectively, including 5,573,529 and 5,568,983 treasury shares at December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, 250,077 shares of the Company’s common stock were reserved for future issuances related to the exercise of stock options that were outstanding and restricted stock units and awards that were unvested as of December 31, 2022.

Purchases of Equity Securities

On March 11, 2020, the Board authorized a stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock, subject to the consent of the holders of a majority of the Company’s then outstanding Series A convertible preferred stock, through December 31, 2020. A total of 195,677 shares were repurchased under this program for approximately $10.2 million during the year ended December 31, 2020.

On March 8, 2021, the Board authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. A total of 276,268 shares were repurchased under the program for $40.0 million during the year ended December 31, 2021.

No repurchase program was authorized during the year ended December 31, 2022.

Equity Award Withholding

During the years ended December 31, 2022, 2021 and 2020, the Company withheld 7,486, 5,432 and 2,824 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards and units.

15.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

The following table summarizes the activity under the 2006 Plan as of December 31, 2022:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	1,177,991	125,179	124,898

The following table reflects the amount of stock-based compensation for share settled awards recorded in each financial statement line item for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service expense	$—	$—	$222
General and administrative expense	6,872	5,904	3,708
Total stock-based compensation	$6,872	$5,904	$3,930

Stock-based compensation included in general and administrative expense is related to the employees across all of our segments, except for a select group of employees that were included within service expense in 2020, which have since been phased out.

The amounts above exclude tax benefits of $1.9 million, $1.6 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Options

The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022			2021			2020
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	39.6%	-	46.5%	36.6%	-	41.6%	28.3%	-	38.1%
Risk-free interest rate	1.6%	-	4.4%	0.3%	-	0.9%	0.2%	-	1.4%
Expected life of options (years)	3.5	-	4.5	3.5	-	4.4	3.5	-	4.4

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

During the year ended December 31, 2022, the Company issued 109,731 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2022:

	Year ended December 31, 2022
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at beginning of year, January 1	270,239	$88.72
Granted	103,013	106.90
Exercised	(109,731)	61.87
Forfeited/Canceled	(131,284)	95.23
Expired	(7,058)	174.57
Outstanding at end of year, December 31	125,179	$115.54	3.53	$539
Vested or expected to vest at end of year, December 31	125,179	$115.54	3.53	$539
Exercisable at end of year, December 31	26,332	$116.89	2.66	$275

As of December 31, 2022, there was approximately $3.9 million of unrecognized compensation cost related to share settled stock options that is expected to be recognized over a weighted-average remaining contractual term of 3.53 years, using the simplified method as allowed for plain vanilla options.

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands, except for fair value per share):

	Year ended December 31,
	2022	2021	2020
Weighted-average grant date fair value per share	$106.90	$170.26	$71.56
Options exercised:
Total intrinsic value	$3,057	$4,454	$26,228

 Restricted Stock Awards and Restricted Stock Units

The Board grants restricted stock awards (RSAs) and restricted stock units (RSUs) under the 2006 Plan. RSAs and RSUs vest ratably in equal annual installments over 1 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements or as determined by the Compensation Committee.

During the year ended December 31, 2022, the Company issued 36,521 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs and RSUs granted under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested RSAs and RSUs during the year ended December 31, 2022:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of year, January 1	73,879	$112.61
Granted	113,414	$103.60
Vested	(36,521)	$98.63
Forfeited or cancelled	(45,684)	$103.49
Non-vested at end of year, December 31	105,088	$108.49

At December 31, 2022, there was approximately $12.1 million of unrecognized compensation costs related to non-vested RSAs and RSUs that is expected to be recognized over a weighted average remaining contractual term of 1.23 years.

 Performance-Based Restricted Stock Units

The Board grants performance-based restricted stock units (PRSUs) to certain executive officers and key employees. PRSUs primarily have a three year performance period, after which the number of underlying RSUs earned is determined based on the achievement of pre-established performance targets.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company's unvested PRSUs during the year ended December 31, 2022:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of year, January 1	—	$—
Granted	42,228	$149.94
Vested	—	$—
Forfeited or cancelled	(22,418)	$149.60
Non-vested at end of year, December 31	19,810	$150.33

As of December 31, 2022, there was approximately $3.0 million of unrecognized compensation cost related to non-vested PRSUs that is expected to be recognized over a weighted-average remaining contractual term of 2.21 years.

The total fair value of vested stock options, RSUs and RSAs, and PRSUs was $2.6 million, $3.3 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") available to eligible employees. Under terms of the plan, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Purchases under this plan were for a total of 2,940 shares as of December 31, 2022. As of December 31, 2022, 997,060 shares remain available for future issuance under this plan.

16.  Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to ModivCare	$(31,806)	$(6,585)	$88,836
Dividends on convertible preferred stock outstanding	—	—	(1,171)
Dividends paid pursuant to the Conversion Agreement	—	—	(816)
Consideration paid in excess of preferred cost basis pursuant to the Conversion Agreement	—	—	(52,139)
Income allocated to participating securities	—	—	(2,239)
Net income (loss) available to common stockholders	$(31,806)	$(6,585)	$32,471

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,061,839	14,054,060	13,567,323
Effect of dilutive securities:
Common stock options	—	—	71,651
Restricted stock units	—	—	44,334
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,061,839	14,054,060	13,683,308

Earnings (loss) per share:
Basic earnings (loss) per share	$(2.26)	$(0.47)	$2.39
Diluted earnings (loss) per share	$(2.26)	$(0.47)	$2.37

Income allocated to participating securities is calculated by allocating a portion of the Company's net income, less dividends on convertible stock, to the convertible preferred stockholders on a pro-rata as converted basis; however, the convertible preferred stockholders are not allocated losses.

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
Stock options to purchase common stock	118,260	56,291	43,061
Restricted stock unit equivalents to purchase common stock	58,831	1,178	618

17.    Leases

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

The discount rate used for each lease is determined by estimating an appropriate incremental borrowing rate. In estimating an incremental borrowing rate, the Company considers the debt information, credit rating, and interest rate on the revolving credit facility, which is collateralized by the Company's assets. Accordingly, the Company continues discounting its remaining operating lease payments for calculating its lease liability using a weighted-average discount rate of 5.31%. The Company applies this rate to its entire portfolio of leases on the basis that any adjustments to the rate for lease term or asset classification would not affect the interest rate charged under the debt or have a material effect on the discounted lease liability.

A summary of all lease classifications in our consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease ROU assets	$39,405	$43,750
Finance lease assets	Property and equipment, net	—	—
Total leased assets		$39,405	$43,750

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$9,640	$9,873
Finance	Current portion of long-term obligations	—	—
Long-term:
Operating	Operating lease liabilities, less current portion	32,088	34,524
Finance	Finance lease liabilities, less current portion	—	—
Total lease liabilities		$41,728	$44,397

As of December 31, 2022, future maturities of lease liabilities were as follows (in thousands):

Operating Leases
2023	$11,347
2024	8,509
2025	6,009
2026	4,714
2027	3,599
Thereafter	15,657
Total lease payments	49,835
Less: interest and accretion	(8,107)
Present value of minimum lease payments	41,728
Less: current portion	(9,640)
Long-term portion	$32,088

As of December 31, 2021, future maturities of lease liabilities were as follows (in thousands):

Operating Leases
2022	$11,256
2023	9,777
2024	7,137
2025	4,937
2026	3,742
Thereafter	16,527
Total lease payments	53,376
Less: interest and accretion	(8,979)
Present value of minimum lease payments	44,397
Less: current portion	(9,873)
Long-term portion	$34,524

The weighted-average remaining lease terms and weighted-average discount rates are as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating lease costs	4.84	6.61
Finance lease cost	N/A	N/A
Weighted-average discount rate:
Operating lease costs	5.31%	5.25%
Finance lease cost	N/A	N/A

For the years ended December 31, 2022 and December 31, 2021, our operating lease cost was $13.8 million and $13.6 million, respectively, and is primarily included in "Service expense” on our accompanying consolidated statements of operations.

A summary of other lease information is as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Financing cash flows from finance leases	$—	$—
Operating cash flows from operating leases	$(12,492)	$(5,701)
Amortization of operating lease ROU assets	$11,640	$11,330
ROU assets obtained through operating lease liabilities	$7,295	$24,152

18.    Income Taxes

The federal and state tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal income tax (benefit) expense:
Current	$22,651	$6,642	$1,952
Deferred	(25,291)	(820)	8,223
Total federal income tax (benefit) expense	(2,640)	5,822	10,175

State income tax (benefit) expense:
Current	11,500	5,048	9,937
Deferred	(11,895)	(2,253)	1,906
Total state income tax (benefit) expense	(395)	2,795	11,843
Total provision (benefit) for income taxes	$(3,035)	$8,617	$22,018

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal statutory rates	21.0%	21.0%	21.0%
Federal income tax (benefit) at statutory rates	$(1,024)	$8,459	$21,933
Change in valuation allowance	(648)	385	(452)
Change in uncertain tax positions	390	(929)	116
State income taxes, net of federal benefit	521	1,717	10,445
Non-taxable income	—	(74)	(124)
Compensation expense	251	1,204	1,036
Stock-based compensation	(1,282)	(1,004)	(650)
Meals and entertainment	48	30	51
Transaction costs	—	89	1,289
Tax credits	(1,864)	(1,095)	(650)
CARES Act benefit	—	—	(10,984)
Subsidiary deconsolidation gain	148	—	—
Life insurance expense	183	—	—
Political activities	197	—	—
Other	45	(165)	8
Provision (benefit) for income taxes	$(3,035)	$8,617	$22,018
Effective income tax rate	62.2%	21.4%	21.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$2,769	$3,570
Capital loss carryforward	1,003	946
Tax credit carryforwards	205	516
Interest expense carryforward	12,616	5,100
Accounts receivable allowance	4,182	4,456
Accrued items and reserves	10,406	10,730
Stock-based compensation	2,066	812
Deferred rent	1,400	1,029
Deferred revenue	2,093	595
Project costs	65	952
Total deferred tax assets	36,805	28,706
Deferred tax liabilities:
Prepaid expenses	1,493	3,181
Property and equipment	9,793	11,174
Goodwill and intangible assets	68,163	82,290
Equity investment	11,488	23,209
Deferred financing costs	155	—
Other	71	99
Total deferred tax liabilities	91,163	119,953
Deferred tax liabilities, net of deferred tax assets	(54,358)	(91,247)
Less valuation allowance	(2,878)	(3,364)
Net deferred tax liabilities	$(57,236)	$(94,611)

At December 31, 2022, the Company had $1.5 million of federal net operating loss (“NOL”) carryforwards. The Company also had approximately $39.6 million of state NOL carryforwards which expire as follows (in thousands):

2023	$58
2024	2,738
2025	—
2026	387
2027	—
2028	9
2029 and thereafter	36,391
Total state net operating loss carryforwards	$39,583

The federal NOL carryforwards and approximately $21.5 million of the state NOL carryforwards relate to pre-acquisition tax periods and are subject to change of ownership limitations on their use. These limitations are not expected to restrict the ultimate use of these loss carryforwards.

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

The net change in the total valuation allowance for the year ended December 31, 2022 was a decrease of $0.5 million, of which $0.6 million related to current operations offset by $0.1 million related to the balance from the Care Finders acquisition. The valuation allowance of $2.9 million includes amounts for state NOLs, capital loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

CARES ACT and Inflation Reduction Act

On March 27, 2020, the CARES Act was enacted into law. The CARES Act includes several significant business tax provisions that, among other things, allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, deferral of employer's share of certain payroll taxes, and generally loosen the business interest limitation imposed by the Tax Reform Act.

Pursuant to the CARES Act, the Company carried its 2018 NOL back five years. As a result, in the year ended December 31, 2020, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35% compared to a carryforward tax rate of 21%. The Company also recorded an additional income tax payable of $3.5 million for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

As of December 31, 2021, the Company received all of the $27.3 million receivable for the 2018 U.S. NOL carryback. This $27.3 million was also subject to the IRS Joint Committee Review, which was completed in the third quarter of 2021 with no material adjustments being made.

On August 16, 2022, the IRA was enacted into law. This Act includes a 15.0 percent book minimum tax on the adjusted financial statement income of applicable corporations, a number of clean-energy tax credits, and a 1.0 percent excise tax on certain corporate stock buybacks. We do not expect these changes to have a material impact on our provision for income taxes or consolidated financial statements.

Unrecognized Tax Benefits

The Internal Revenue Service completed its audit of our consolidated U.S. income tax returns for 2015-2018 and no material adjustments were made to the large refunds (total of $47.6 million from capital loss and NOL carrybacks) received from the loss on the WD Services sale. In addition, we are being examined by various states and by the Saudi Arabian tax authorities. All known adjustments have been fully reserved.

The Company recognizes interest and penalties as a component of income tax expense. During the year ended December 31, 2022, the Company did not recognize a tax benefit or expense from interest or penalties. During the years ended December 31, 2021 and 2020, the Company recognized a benefit of approximately $0.2 million and an expense of $0.1 million, respectively, in interest and penalties. The Company had approximately $0.1 million and $0.1 million for the payment of penalties and interest accrued as of December 31, 2022 and 2021, respectively.

A reconciliation of the liability for unrecognized income tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Unrecognized tax benefits, beginning of year	$1,290	$2,219	$1,403
Transfer from discontinued operations	—	—	700
Increase related to prior year tax positions	108	(1,027)	—
Increase related to current year tax positions	415	148	116
Statute of limitations expiration	(133)	(50)	—
Unrecognized tax benefits, end of year	$1,680	$1,290	$2,219

The entire ending balance in unrecognized tax benefits of $1.7 million as of December 31, 2022 would reduce tax expense and our effective tax rate. The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2018 to 2021.

19.    Commitments and Contingencies

Surveys, audits and governmental investigations

In the ordinary course of business, the Company may from time to time be or become subject to surveys, audits and governmental investigations under or with respect to various governmental programs and state and federal laws. Agencies associated with the programs and other third-party commercial payors periodically conduct extensive pre-payment or post-payment medical reviews or other audits of claims data to identify possible payments made or authorized other than in compliance with the requirements of Medicare or Medicaid. In order to conduct these reviews, documentation is requested from us and then that documentation is reviewed to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Similarly, other state and federal governmental agencies conduct reviews and investigation to confirm our compliance with applicable laws where we operate, including regarding employment and wage related regulations and matters. We cannot predict the ultimate outcome of any regulatory reviews or other governmental surveys, audits or investigations, but management does not expect any ongoing surveys or audits involving the Company to have a material adverse effect on the business, liquidity, financial condition, or results of operations of the Company. Regardless of our expectations, however, surveys and audits are subject to inherent uncertainties and can have a material adverse impact on our company due to, among other reasons, potential regulatory orders that inhibit our ability to operate our business, amounts paid as reimbursement or in settlement of any such matter, diversion of management resources and investigative costs.

Legal proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits, some of which may seek monetary damages, including claims for punitive damages. Unless otherwise expressly stated, management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company. Legal proceedings are subject to inherent uncertainties, however, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, liquidity, financial position, or results of operations.

The Company records accruals for loss contingencies related to legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a range of reasonably possible losses can be estimated, the Company records an accrual for the most probable amount in the range. Due to the inherent difficulty in predicting the outcome of any legal proceeding, it may not be reasonably possible to estimate a range of potential liability until the matter is closer to resolution. Legal fees related to all legal matters are expensed as incurred.

On September 27, 2022, Daniel Greenleaf, the Company’s former Chief Executive Officer, asserted claims in an arbitration against the Company. His claims allege that the Company breached Mr. Greenleaf’s employment agreement and include a tort claim against the Company. As disclosed to the Company on December 2, 2022, Mr. Greenleaf’s arbitration complaint seeks contractual, extra-contractual, and statutory damages totaling approximately $35 million, plus additional damages that were not quantified. The Company disputes Mr. Greenleaf’s claims in their entirety and intends to vigorously contest these claims. Based on the status of the proceeding and the uncertainty of the outcome, the Company is unable to estimate a range of possible loss for this matter. The Company does not believe, based on currently available information, that the outcome of the arbitration will have a material adverse effect on the Company's business, liquidity, financial condition, or results of operations. However, an unfavorable outcome could be material to the Company's operating results or cash flows for the period in which it occurs.

On August 6, 2020, the Company’s subsidiary, ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff moved for class certification on August 15, 2022, and ModivCare Solutions filed an opposition to class certification on September 6, 2022. On January 13, 2023, the matter was transferred with the consent of the parties and the court to binding arbitration. ModivCare Solutions believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the ultimate outcome of this arbitration will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and ModivCare Solutions by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging that the Mobile Care Entities and indirectly ModivCare Solutions violated the federal False Claims Act by presenting claims for payment to government healthcare programs knowing that the prerequisites for such claims to be paid had not been met. The Relators sought to recover damages, fees and costs under the federal False Claims Act, including treble damages, civil penalties and attorneys’ fees. None of the Relators were employed by ModivCare Solutions. The federal government declined to intervene against ModivCare Solutions. ModivCare Solutions filed a motion to dismiss the Complaint on April 22, 2019, but such motion was denied on October 26, 2021. ModivCare Solutions filed an interlocutory appeal of this ruling with the Sixth Circuit Court of Appeals which was subsequently denied. The Relators and Modivcare tentatively agreed to settle the Relators' substantive claims in September 2022 and continue discussions concerning the Relators' counsel’s attorney fees. The settlement is not expected to have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro filed its motion to oppose class certification of this matter and the matter was heard on June 23, 2022. The state court issued an order certifying the class on December 12, 2022. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Purchased service commitments

The Company entered into a contract related to transportation services that includes a minimum volume requirement. If the Company does not utilize the minimum level of services specified in the agreement, a penalty provision applies. Future minimum payments under the service commitments consisted of the following at December 31, 2022 (in thousands):

Service
Commitment
2023	$36,000
2024	49,500
Total future minimum payments	$85,500

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NEMT Services as of December 31, 2022. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $2.0 million and $2.7 million at December 31, 2022 and 2021, respectively.

20.    Transactions with Related Parties

Cash Settled Awards

On September 11, 2014, the Company granted 200,000 stock option equivalent units (“SOEUs”) to Coliseum Capital Management, LLC (“Coliseum”) as compensation for the Board service of Christopher Shackelton, Chairman of the Board, for his service on the Board in lieu of the restricted share awards that are given to our other non-employee directors.as compensation. These shares were granted at an exercise price of $43.81 per share that were fully vested. The SOEUs were accounted for as liability awards, with the recorded expense adjustment attributable to the Company’s change in stock price from the previous reporting period. On August 12, 2021, Coliseum exercised all of the SOEUs at a stock price of $182.73 per share for a total cash settlement of $27.8 million. The Company recorded an expense of $8.8 million and $15.8 million for SOEUs during the years ended December 31, 2021 and 2020, respectively, which was included in “General and administrative expense” in the consolidated statements of operations. At December 31, 2022 and 2021, respectively, there were no SOEU's outstanding and no remaining liability associated with the awards.

The cash settled share-based compensation expense in total excluded a tax benefit of $2.6 million and $4.5 million for the years ended December 31, 2021, and 2020, respectively. The Company had no outstanding SOEUs at December 31, 2022, and therefore, no tax impact was recorded at December 31, 2022.

As discussed in Note 13, Convertible Preferred Stock, Net, on June 8, 2020, the Company entered into a Preferred Stock Conversion Agreement with Coliseum Capital Partners, L.P. and certain funds and accounts managed by Coliseum Capital Management, LLC. Pursuant to the Conversion Agreement, the Company purchased 369,120 shares of Series A Convertible Preferred Stock, par value $0.001 per share, in exchange for $209.88 in cash per share of Series A Preferred Stock, plus a cash amount equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020. Further, the Holders converted 369,120 shares of Series A Preferred Stock into 925,567 shares of common stock, a cash payment equal to accrued but unpaid dividends on such shares of Series A Preferred Stock through the day prior to June 11, 2020, and a cash payment of $8.82 per share of Series A Preferred Stock. The amount of accrued dividends paid pursuant to the Conversion Agreement was equal to $0.8 million.

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

There were no convertible preferred stock dividends earned by Coliseum Stockholders during the year ended December 31, 2022 or 2021. Convertible preferred stock dividends earned by the Coliseum Stockholders during the year ended December 31, 2020 totaled $2.0 million, including accrued dividends paid pursuant to the Conversion Agreement.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2022). Based upon this evaluation, the Company’s principal executive officer, who is also our principal financial officer, has concluded that, as a result of the material weaknesses identified in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, and under the oversight of our Board of Directors, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s evaluation of the effectiveness of our internal control over financial reporting, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022, to the extent of the following material weaknesses:

The Company did not (i) conduct an effective risk assessment to identify and assess changes in its internal control environment, specifically related to new information technology ("IT") systems and newly acquired companies, (ii) structure effective reporting lines, appropriate authorities, or responsibilities, or (iii) establish mechanisms to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting.

As a consequence:

•The Company did not establish effective general information technology controls ("GITCs"), specifically change management controls and logical access controls, that support the consistent operation of certain of the Company’s IT systems. Therefore, automated process-level controls and manual controls dependent upon information derived from those IT systems are also ineffective because they could have been adversely impacted, and

•The Company did not design, implement and effectively operate process-level control activities related to its i) revenue processes (including service revenue and accounts receivable) and payroll processes (including payroll expenses recorded within service expense and general and administrative expense) within the Personal Care segment and ii) payroll processes (including payroll expenses recorded within service expense and general and administrative expense) within the NEMT and Corporate segments.

The control deficiencies and resulting material weaknesses described above did not result in any material misstatement in our consolidated financial statements or other disclosures. These control deficiencies created, however, a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis. We concluded, therefore, that these deficiencies represented material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

Our independent registered public accounting firm, KPMG LLP, who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is presented in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Efforts and Management’s Remediation Plan

We, with the oversight of the Audit Committee of the Board of Directors, are in the process of ongoing remediation efforts related to the identified material weaknesses.

The material weaknesses identified at the Personal Care segment are largely the result of the significant integration and centralization activities across a high volume of disparate systems at our Personal Care segment. In addition to the remediation efforts and changes in our internal control over financial reporting occurring during the applicable period described below, efforts of which are ongoing, we have identified the following additional remediation steps at our Personal Care segment:

•Continue to design and implement structured reporting lines and appropriate authorities and responsibilities to create an environment that enforces accountability and seeks to ensure that the impacted financial reporting processes and related internal controls are properly designed, implemented and executed;
•Continue to enhance the risk-assessment process to identify and assess changes to financial statement level risks and enhance the design of existing control activities and implement additional process-level control activities, including, to the extent practicable, the standardization of control activities and information used in those activities with a view to ensuring these enhancements are properly designed, implemented and effectively operating;
•Continue to design, enhance and implement GITCs, including change management and logical access controls, to support process-level automated controls intended to ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete; and
•Continue to work with third party specialists to assist in the design and implementation of process-level controls activities, including implementing several new systems to modernize our financial process workflow and control environment.

The other material weaknesses, which were identified in the NEMT and Corporate Segments, are the result of the implementation of a new general ledger IT system and evaluation of the IT risks related to this new system. With respect to these weaknesses that were not remediated as of year-end, we will perform the following remediation steps:

•Enhance existing processes and implement GITCs to address changes in risks related to new IT systems risks related to change management and logical access to support the effective operation of automated process-level controls and ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete; and
•Implement a new personnel management system in 2023 after the sunsetting of the legacy system in which this weakness was identified and design a new suite of internal controls with appropriate authorities.

Changes in Internal Control Over Financial Reporting

Despite the changing internal control environment at the Personal Care segment, the Company made progress toward the remediation of the previously disclosed material weaknesses identified during 2021. During the fourth quarter of 2022, in addition to the remediation plan put into place by management that includes the addition of resources within the organization to improve structure and help mitigate risks previously identified, the Company has continued to build out our Controls Compliance and Financial Systems (CCFS) department to strengthen the Company’s internal control oversight and enhance consistency across the organization, including the addition of an IT specialist.

In addition to the changes identified above, the Company finalized the integration of Care Finders Total Care, LLC and VRI Intermediate Holdings, LLC into our existing control framework.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") under the captions "Election of Directors," "Corporate Governance" and "Delinquent Section 16(a) Reports"; provided that if our 2023 Proxy Statement is not filed on or before April 30, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2023 Proxy Statement under the captions "Executive Compensation" and "Corporate Governance"; provided that if our 2023 Proxy Statement is not filed on or before April 30, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information, as of December 31, 2022, regarding our 2006 Plan.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	250,077	$115.33	1,177,991
Equity compensation plans not approved by security holders	—	—	—
Total	250,077	$115.33	1,177,991

(1) The number of shares shown in this column represents the number of shares available for issuance pursuant to stock options and other stock-based awards that were previously granted and were outstanding as of December 31, 2022 under the 2006 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from our 2023 Proxy Statement under the sub‑captions "Certain Relationships and Related Party Transactions" and "Independence of the Board" under the caption "Corporate Governance"; provided that if our 2023 Proxy Statement is not filed on or before April 30, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from our 2023 Proxy Statement under the caption "Independent Registered Public Accountants"; provided that if our 2023 Proxy Statement is not filed on or before April 30, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•Consolidated Balance Sheets at December 31, 2022 and 2021;
•Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2022:
Allowance for doubtful accounts	$2,296	$2,690	$—	$(2,908)	(1)	$2,078

Year Ended December 31, 2021:
Allowance for doubtful accounts	$2,403	$1,740	$—	$(1,847)	(1)	$2,296

Year Ended December 31, 2020:
Allowance for doubtful accounts	$5,933	$642	$—	$(4,172)	(1)	$2,403
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

10.3+
Offer Letter, dated February 22, 2021, by and among the registrant, ModivCare Solutions, LLC and L. Heath Sampson. (Incorporated by reference to Exhibit 10.3 to the registrant's annual report on Form 10-K filed with the SEC on March 1, 2022).

10.4+
Offer Letter, dated July 26, 2021, by and among the registrant, ModivCare Solutions, LLC and Jonathan B. Bush. (Incorporated by reference to Exhibit 10.4 to the registrant's annual report on Form 10-K filed with the SEC on March 1, 2022).

10.5+
Offer Letter, dated July 22, 2021, by and among the registrant, ModivCare Solutions, LLC and Kenneth Shepard. (Incorporated by reference to Exhibit 10.5 to the registrant's annual report on Form 10-K filed with the SEC on March 1, 2022).

10.6+
Offer Letter, dated October 14, 2021, by and among the registrant, ModivCare Solutions, LLC and Grover Wray. (Incorporated by reference to Exhibit 10.6 to the registrant's annual report on Form 10-K filed with the SEC on March 1, 2022).

10.7+
Offer Letter, dated January 27, 2020, by and among the registrant, ModivCare Solutions, LLC and Walt Meffert. (Incorporated by reference to Exhibit 10.7 to the registrant's annual report on Form 10-K filed with the SEC on March 1, 2022).

10.8+
Offer Letter, dated March 22, 2022, by and among the registrant, ModivCare Solutions, LLC and Brett Hickman (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022).

10.9+
Offer Letter, dated March 25, 2022, by and among the registrant, ModivCare Solutions, LLC and Ilias Simpson (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022).

10.10+
Offer Letter, dated August 22, 2022, by and among the registrant, ModivCare Solutions, LLC and Rebecca Orcutt (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 8, 2022).

10.11*+	Director Compensation Summary

10.12+
The Company's 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference to an appendix to the registrant’s definitive proxy statement filed under cover of Schedule 14A with the SEC on June 14, 2016).

10.13+
Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

10.14+
Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.15+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the registrant's annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.16+
Form of Performance Restricted Stock-Unit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022).

10.17+	Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC under cover of Schedule 14A on May 2, 2022).

10.18
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, dated February 16, 2018, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC (Incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.19
Registration Indemnification Agreement, dated May 9, 2018, between the registrant, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC - Series A (Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.20+	Transition Agreement, dated December 15, 2022, by and between ModivCare Solutions, LLC and Walt Meffert

10.21+	The Registrant’s Executive Deferred Compensation Plan, as amended and restated effective December 1, 2008

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP (Mercury Parent, LLC financial statements).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14 Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith other than by incorporation by reference.

**	Furnished herewith.

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

ModivCare Inc.

By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer

Dated: March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. HEATH SAMPSON	Chief Executive Officer and Director	March 6, 2023
L. Heath Sampson	(Principal Executive Officer)

/s/ L. HEATH SAMPSON	Chief Financial Officer	March 6, 2023
L. Heath Sampson	(Principal Financial Officer)

/s/ REBECCA ORCUTT	Chief Accounting Officer	March 6, 2023
Rebecca Orcutt	(Principal Accounting Officer)

/s/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	March 6, 2023
Christopher S. Shackelton

/s/ TODD J. CARTER	Director	March 6, 2023
Todd J. Carter

/s/ DAVID A. COULTER	Director	March 6, 2023
David A. Coulter

/s/ RICHARD A. KERLEY	Director	March 6, 2023
Richard A. Kerley

/s/ LESLIE V. NORWALK	Director	March 6, 2023
Leslie V. Norwalk

/s/ FRANK J. WRIGHT	Director	March 6, 2023
Frank J. Wright

/s/ RAHUL SAMANT	Director	March 6, 2023
Rahul Samant

/s/ STACY SAAL	Director	March 6, 2023
Stacy Saal

/s/ GARTH GRAHAM	Director	March 6, 2023
Garth Graham