Form 10-Q
period 2023-03-31
ModivCare Inc
filed 2023-05-04
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 14,166,601 shares outstanding (excluding treasury shares of 5,432,734) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,848	$14,451
Accounts receivable, net of allowance of $2,205 and $2,078, respectively	296,745	294,341
Other receivables	2,246	2,506
Prepaid expenses and other current assets	35,860	34,332
Restricted cash	532	524
Total current assets	348,231	346,154
Property and equipment, net	76,252	69,138
Goodwill	968,654	968,654
Payor network, net	376,672	391,980
Other intangible assets, net	43,250	47,429
Equity investment	43,698	41,303
Operating lease right-of-use assets	40,311	39,405
Other assets	44,461	40,209
Total assets	$1,941,529	$1,944,272
Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$15,000	$—
Accounts payable	54,987	54,959
Accrued contract payables	187,620	194,287
Accrued transportation costs	93,726	96,851
Accrued expenses and other current liabilities	132,978	135,860
Current portion of operating lease liabilities	9,852	9,640
Total current liabilities	494,163	491,597
Long-term debt, net of deferred financing costs of $19,567 and $20,639, respectively	980,433	979,361
Deferred tax liabilities	53,612	57,236
Operating lease liabilities, less current portion	32,867	32,088
Other long-term liabilities	29,356	29,434
Total liabilities	1,590,431	1,589,716
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,755,832 and 19,729,923, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	445,379	444,255
Retained earnings	176,061	180,023
Treasury shares, at cost, 5,579,529 and 5,573,529 shares, respectively	(270,362)	(269,742)
Total stockholders’ equity	351,098	354,556
Total liabilities and stockholders’ equity	$1,941,529	$1,944,272

 See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Service revenue, net	$662,306	$574,475
Grant income (Note 2)	1,464	468

Operating expenses:
Service expense	550,266	459,315
General and administrative expense	79,713	76,808
Depreciation and amortization	25,693	23,946
Total operating expenses	655,672	560,069

Operating income	8,098	14,874

Interest expense, net	15,958	15,400
Loss before income taxes and equity method investment	(7,860)	(526)
Provision (benefit) for income taxes	(1,873)	(361)
Equity in net income of investee, net of tax	(2,025)	(483)
Net income (loss)	$(3,962)	$318

Earnings (loss) per common share:
Basic	$(0.28)	$0.02
Diluted	$(0.28)	$0.02

Weighted-average number of common shares outstanding:
Basic	14,163,511	14,023,585
Diluted	14,163,511	14,123,825

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(3,962)	$318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,792	4,456
Amortization	19,901	19,490
Stock-based compensation	1,124	2,049
Deferred income taxes	(3,624)	(6,587)
Amortization of deferred financing costs and debt discount	1,278	1,008
Other assets	(4,253)	(3,004)
Equity in net income of investee	(2,810)	(671)
Reduction of right-of-use assets	3,547	2,884
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,730)	(42,646)
Prepaid expenses and other current assets	(1,734)	7,298
Accrued contract payables	(6,667)	34,433
Accounts payable and accrued expenses	(2,854)	49,289
Accrued transportation costs	(3,125)	3,895
Other long-term liabilities	(3,538)	(727)
Net cash provided by (used in) operating activities	(2,655)	71,485
Investing activities
Purchase of property and equipment	(13,320)	(8,584)
Net cash used in investing activities	(13,320)	(8,584)
Financing activities
Proceeds from short-term borrowings	15,000	—
Payment of debt issuance costs	—	(2,415)
Proceeds from common stock issued pursuant to stock option exercise	—	1,138
Restricted stock surrendered for employee tax payment	(620)	(572)
Net cash provided by (used in) financing activities	14,380	(1,849)
Net change in cash, cash equivalents and restricted cash	(1,595)	61,052
Cash, cash equivalents and restricted cash at beginning of period	14,975	133,422
Cash, cash equivalents and restricted cash at end of period	$13,380	$194,474

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Three months ended March 31,
Supplemental cash flow information	2023	2022
Cash paid for interest	$1,200	$551
Cash paid for income taxes	$429	$892
Assets acquired under operating leases	$4,453	$1,314

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Three months ended March 31, 2023

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(3,962)	—	—	(3,962)
Stock-based compensation	—	—	1,039	—	—	—	1,039
Restricted stock issued	24,903	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	6,000	(620)	(620)
Shares issued for bonus settlement and director stipends	1,006	—	85	—	—	—	85
Balance at March 31, 2023	19,755,832	$20	$445,379	$176,061	5,579,529	$(270,362)	$351,098

	Three months ended March 31, 2022

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net income	—	—	—	318	—	—	318
Stock-based compensation	—	—	1,963	—	—	—	1,963
Exercise of employee stock options	20,683	—	1,138	—	—	—	1,138
Restricted stock issued	16,306	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,179	(572)	(572)
Shares issued for bonus settlement and director stipends	732	—	86	—	—	—	86
Balance at March 31, 2022	19,627,143	$20	$433,636	$212,147	5,574,162	$(269,603)	$376,200

See accompanying notes to the unaudited condensed consolidated financial statements

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2023

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide meals to food-insecure individuals.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated balance sheet at December 31, 2022 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Fair Value Measurements

The Company follows FASB ASC Topic 820, Fair Value Measurement (“ASC 820”) which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels based on the objectivity of inputs are defined as follows:

–Level 1: Quoted Prices in Active Markets for Identical Assets – inputs to the valuation methodology are quoted prices in active markets as of the measurement date for identical assets or liabilities.

–Level 2: Significant Other Observable Inputs – inputs to the valuation methodology are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

–Level 3: Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses) and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for our publicly traded debt securities are based on quoted market prices, when available. See Note 8, Debt, for the fair value of our long-term debt.

Internal-use Software and Cloud Computing Arrangements

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

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of March 31, 2023 and December 31, 2022, capitalized costs associated with CCA, net of accumulated amortization were $11.8 million and $11.9 million, respectively. The value of accumulated amortization as of March 31, 2023 and December 31, 2022 was $2.7 million and $2.2 million, respectively. Amortization expense during the three months ended March 31, 2023 and 2022, totaled $0.5 million and $0.2 million, respectively.

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

The Company holds different contract types under its different segments of business. In the NEMT segment, there are both capitated contracts, under which payors pay a fixed amount monthly per eligible member, and fee-for-service ("FFS") contracts, under which the Company bills and collects a specified amount for each service that is provided. Personal Care contracts are also FFS, and service revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered. RPM service revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month, based on enrolled membership. For each contract type, the Company determines the transaction price based on the gross charges for services provided, reduced by estimates for contractual adjustments due to settlements of audits and payment reviews from third-party payors. The Company determines the estimated revenue adjustments at each segment based on our historical experience with various third-party payors and previous results from the claims and adjudication process. The Personal Care segment uses the portfolio approach to determine the estimated revenue adjustments. See further information in Note 4, Revenue Recognition.

Government Grants

The Company has received government grants under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. Under these acts, the Company received distributions of approximately $1.6 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively, of which $1.5 million and $0.5 million was recognized as grant income during the three months ended March 31, 2023 and 2022, respectively, with the remaining balance recorded in accrued expenses and other current liabilities. Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for healthcare related expenses and lost revenues attributable to COVID-19, as defined by the U.S. Department of Health and Human Services ("HHS"). All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company has submitted the required documents to meet reporting requirements for the applicable reporting periods. The Company received an audit inquiry letter from HHS related to one of the business units that received PRF payments, to which the Company has responded and submitted all requested information and believes that the payments received are substantiated and within the terms and conditions defined by HHS and continues to include these amounts as grant income. At this time, the Company is unaware of any other pending or upcoming audits or inquiries related to PRF received.

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

Recent Accounting Pronouncements

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

3.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its chief operating decision maker ("CODM") determines the allocation of resources and assesses the performance of the Company’s operations. The CODM uses service revenue, net and operating income as the measures of profit or loss to assess segment performance and allocate resources, and uses total assets as the measure of assets attributable to each segment. The Company's operating income for the reportable segments includes an allocated portion of corporate expenses to the respective segments and includes revenues and all other costs directly attributable to the specific segment. The Company’s reportable segments are strategic units that offer different services under different financial and operating models to the Company’s customers. The Company's CODM manages the Company under four reportable segments.

•NEMT - The Company's NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and managed care organizations, or MCOs, in the U.S. This segment also holds the results of the Company's captive insurance program;

•Personal Care - The Company's Personal Care segment provides in home personal care services to State and Managed Medicaid, Medicare, and Private Pay patient populations in need of care monitoring and assistance performing activities of daily living;

•RPM - The Company's RPM segment is a provider of remote patient monitoring solutions, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions;

•Corporate and Other - The Company's Corporate and Other segment includes the costs associated with the Company's corporate operations. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Company's Matrix investment.

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$469,463	$174,131	$18,712	$—	$662,306
Grant income (1)	—	1,464	—	—	1,464

Service expense	407,686	136,090	6,490	—	550,266
General and administrative expense	33,875	22,663	5,769	17,406	79,713
Depreciation and amortization	6,766	12,868	5,854	205	25,693
Operating income (loss)	$21,136	$3,974	$599	$(17,611)	$8,098
Equity in net income of investee, net of tax	$(653)	$—	$—	$(1,372)	$(2,025)
Equity investment	$1,092	$—	$—	$42,606	$43,698
Goodwill	$135,186	$552,775	$280,663	$30	$968,654
Total assets	$505,823	$924,880	$394,076	$116,750	$1,941,529

	Three months ended March 31, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$400,920	$159,698	$13,857	$—	$574,475
Grant income (1)	—	468	—	—	468

Service expense	332,096	122,232	4,987	—	459,315
General and administrative expense	37,333	23,133	4,962	11,380	76,808
Depreciation and amortization	7,105	12,505	4,128	208	23,946
Operating income (loss)	$24,386	$2,296	$(220)	$(11,588)	$14,874
Equity in net loss (income) of investee, net of tax	$65	$—	$—	$(548)	$(483)
Equity investment	$—	$—	$—	$83,333	$83,333
Goodwill	$135,186	$552,833	$236,738	$30	$924,787
Total assets	$603,875	$1,024,013	$334,071	$151,025	$2,112,984

(1)    Grant income for the Personal Care segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the SLFRF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

4.    Revenue Recognition

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

Revenue Contract Structure

NEMT Capitated Contracts (per-member-per-month)

Under capitated contracts, payors pay a fixed amount per eligible member per month. Capitation rates are generally based on expected costs and volume of services. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the payor’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are reconciled based on actual cost and/or trip volume and may result in refunds to the payor, or additional payments due from the payor. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the payor. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

NEMT Fee-for-service Contracts

Fee-for-service ("FFS") revenue represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Personal Care Fee-for-service Contracts

Personal Care FFS revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered based on actual personal care hours provided. Payment for services received from third-party payors includes, but is not limited to, insurance companies, hospitals, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive review and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of retroactive adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three months ended March 31,
	2023	2022
NEMT capitated contracts	$404,689	$335,718
NEMT FFS contracts	64,774	65,202
Total NEMT service revenue, net	469,463	400,920

Personal Care FFS contracts	174,131	159,698
RPM PMPM contracts	18,712	13,857
Total service revenue, net	$662,306	$574,475

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.1% and 10.4% were derived from one payor for the three months ended March 31, 2023 and 2022, respectively. Of the Personal Care segment's revenue, 11.3% and 17.4% were derived from one payor for the three months ended March 31, 2023 and 2022, respectively. Of the RPM segment's revenue, 15.2% and 22.3% were derived from one payor for the three months ended March 31, 2023 and 2022, respectively.

Revenue Adjustments

During the three months ended March 31, 2023 and 2022, the Company recognized an increase of $0.4 million and an increase of $1.2 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$200,926	$225,288
Reconciliation contract receivables (1)	98,024	71,131
Allowance for doubtful accounts	(2,205)	(2,078)
Accounts receivable, net	$296,745	$294,341
(1)     Reconciliation contracts receivable primarily represent underpayments and receivables on certain contracts with reconciliation and risk corridor provisions. See the contract payables and receivables activity below.
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Accrued contract payables (1)	$187,620	$194,287
Long-term contract receivables (2)	$4,324	$427
Deferred revenue, current	$2,155	$2,202
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

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2022	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2023
Reconciliation contract payables	$25,853	$1,811	$(18,110)	$9,554
Profit rebate/corridor contract payables	155,161	22,316	(10,873)	166,604
Overpayments and other cash items	13,273	799	(2,610)	11,462
Total contract payables	$194,287	$24,926	$(31,593)	$187,620

Reconciliation contract receivables	$48,153	$22,204	$(5,922)	$64,435
Corridor contract receivables	23,405	14,508	—	37,913
Total reconciliation contract receivables	$71,558	$36,712	$(5,922)	$102,348

5.    Equity Investment

As of March 31, 2023 and December 31, 2022, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee” in the accompanying unaudited condensed consolidated statements of operations. During the year ended December 31, 2022, Matrix recorded asset impairment charges of $82.2 million. No asset impairment charges were recorded for the three months ended March 31, 2023 or 2022.

The Company's gross share of its Matrix's operations for the three months ended March 31, 2023 and March 31, 2022 was income of $1.9 million and income of $0.8 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for income of $1.4 million and income of $0.5 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2023 and December 31, 2022 totaled $42.6 million and $41.3 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	March 31, 2023	December 31, 2022
Current assets	$98,759	$97,750
Long-term assets	$367,752	$373,297
Current liabilities	$29,436	$36,913
Long-term liabilities	$324,703	$325,613

	Three months ended March 31,
	2023	2022
Revenue	$81,316	$85,753
Operating income	$13,407	$2,645
Net income (loss)	$4,570	$(1,317)

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid income taxes	$5,297	$7,186
Deferred ERP implementation costs	5,231	5,817
Prepaid insurance	3,513	6,334
Deferred financing costs on credit facility	2,919	3,061
Inventory	1,416	2,041
Prepaid rent	1,290	278
Other prepaid expenses	16,194	9,615
Total prepaid expenses and other current assets	$35,860	$34,332

7.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and related liabilities	$49,466	$47,947
Accrued interest	24,177	10,643
Insurance reserves	19,577	17,836
Accrued operating expenses	11,229	18,432
Accrued legal fees	9,143	15,574
Union pension obligation	3,548	3,665
Accrued government grants (1)	3,464	7,367
Deferred revenue	2,155	2,202
Other	10,219	12,194
Total accrued expenses and other current liabilities	$132,978	$135,860

(1)     Accrued government grants include payments received from government entities in relation to the PRF and SLFRF to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of March 31, 2023 and December 31, 2022.

8.    Debt

Senior Unsecured Notes

Senior unsecured notes as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	March 31, 2023	December 31, 2022
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.485%)	11/4/2020	$491,809	$491,098
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.395%)	8/24/2021	488,624	488,263
Total		$980,433	$979,361

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of March 31, 2023, $19.6 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The fair value of the Notes as of March 31, 2023 and December 31, 2022 was $915.6 million and $896.6 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. The Company was in compliance with all covenants as of March 31, 2023.

Credit Facility

On February 3, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $325.0 million and sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Credit Facility matures on February 3, 2027 and the proceeds may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). As of March 31, 2023, the

Company had $15.0 million of short-term borrowings outstanding on the Credit Facility and had $32.8 million of outstanding letters of credit under the Credit Facility. The interest rate for borrowings outstanding as of March 31, 2023 was 10.5% per annum. As of December 31, 2022, the Company did not have any balances outstanding on the Credit Facility and had $38.1 million of outstanding letters of credit under the Credit Facility.

Under the Credit Facility, the Company has an option to request an increase in the amount of the Credit Facility or obtain incremental term loans from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $175.0 million, so long as, after giving effect to the relevant incremental facility, the pro forma secured net leverage ratio does not exceed 3.50:1.00. The Company may prepay the Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of Term Benchmark loans or RFR loans, each as defined in the Credit Agreement. The unutilized portion of the commitments under the Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. The applicable margin ranges from 1.75% to 3.50% in the case of Term Benchmark loans or RFR loans, each as defined in the Credit Agreement, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, as defined in the Credit Agreement, in each case, based on the Company’s total net leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans, on the last day of the relevant interest period in the case of Term Benchmark loans, and monthly in arrears in the case of RFR loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s total net leverage ratio.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company's borrowing capacity under the Credit Facility is currently limited by, among other covenants, compliance with the total net leverage ratio covenant of 5.00:1.00, which steps down to 4.50:1.00 beginning September 30, 2023.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Credit Facility to be immediately due and payable. All amounts outstanding under the Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2023.

9.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons.

Stock options. The Company recognized stock-based compensation expense for non-qualified stock options (“NQs”) of $0.2 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, in general and administrative expense. At March 31, 2023, the Company had 108,280 stock options outstanding with a weighted-average exercise price of $115.55.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") of $0.9 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, in general and administrative expense. The Company had 11,518 unvested RSAs and 66,383 unvested RSUs outstanding at March 31, 2023 with a weighted-average grant date fair value of $97.61 and $107.56, respectively.

Performance-based share awards. The Company grants performance-based restricted stock units (PRSUs) to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as defined by the Plan. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded an immaterial amount of stock-based compensation expense for the three months ended March 31, 2023 and recorded $0.3 million of stock-based compensation expense for the three months ended March 31, 2022, with the remaining portion expected to be recognized over the remainder of the 3-year requisite service period. The Company had 36,601 unvested PRSUs outstanding at March 31, 2023 with a weighted-average grant date fair value of $112.82.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the Plan for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the plan, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. As of March 31, 2023, 997,060 shares remain available for future issuance under this plan.

10.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(3,962)	$318

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,163,511	14,023,585
Effect of dilutive securities:
Common stock options	—	74,296
Restricted stock	—	25,944
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,163,511	14,123,825

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.28)	$0.02
Diluted earnings (loss) per share	$(0.28)	$0.02

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2023	2022
Stock options to purchase common stock	101,861	109,085
Restricted stock awards and restricted stock units	61,875	54,114

11.    Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was a tax benefit of 23.8% and 68.6%, respectively. For the three months ended March 31, 2023 and 2022, the effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

12.    Commitments and Contingencies

Surveys, audits and governmental investigations

In the ordinary course of business, the Company may from time to time be or become subject to surveys, audits and governmental investigations under or with respect to various governmental programs and state and federal laws. Agencies associated with the programs and other third-party commercial payors periodically conduct extensive pre-payment or post-payment medical reviews or other audits of claims data to identify possible payments made or authorized other than in compliance with the requirements of Medicare or Medicaid. In order to conduct these reviews, documentation is requested from us and then that documentation is reviewed to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Similarly, other state and federal governmental agencies conduct reviews and investigations to confirm our compliance with applicable laws where we operate, including regarding employment and wage related regulations and matters. We cannot predict the ultimate outcome of any regulatory reviews or other governmental surveys, audits or investigations, but management does not expect any ongoing surveys, audits or investigations involving the Company to have a material adverse effect on the business, liquidity, financial condition, or results of operations of the Company. Regardless of our expectations, however, surveys, audits or investigations are subject to inherent uncertainties and can have a material adverse impact on our Company due to, among other reasons, potential regulatory orders that inhibit our ability to operate our business, amounts paid as reimbursement or in settlement of any such matter, diversion of management resources and investigative costs.

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

On September 27, 2022, Daniel Greenleaf, the Company’s former Chief Executive Officer, asserted claims in an arbitration against the Company. His claims allege that the Company breached Mr. Greenleaf’s employment agreement and include a tort claim against the Company. Mr. Greenleaf’s arbitration complaint seeks contractual, extra-contractual, and statutory damages. The Company disputes Mr. Greenleaf’s claims in their entirety and intends to vigorously contest these claims. Based on the status of the proceeding and the uncertainty of the outcome, the Company is unable to estimate a range of possible loss for this matter. The Company does not believe, based on currently available information, that the outcome of the arbitration will have a material adverse effect on the Company's business, liquidity, financial condition, or results of operations. An unfavorable outcome could, however, be material to the Company's operating results or cash flows for the period in which it occurs.

On August 6, 2020, the Company’s subsidiary, ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff moved for class certification on August 15, 2022, and ModivCare Solutions filed an opposition to class certification on September 6, 2022. On January 13, 2023, the matter was transferred with the consent of the parties and the court to binding arbitration. The parties have agreed on a settlement and are awaiting the arbitrator's approval. ModivCare Solutions believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the settlement arrangement, if approved by the arbitrator, or the ultimate outcome of this arbitration, if the settlement is not approved (which is not expected), will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

On January 21, 2019, the United States District Court for the Southern District of Ohio unsealed a qui tam complaint, filed in December 2015, against Mobile Care Group, Inc., Mobile Care Group of Ohio, LLC, Mobile Care EMS & Transport, Inc. (collectively, the “Mobile Care Entities”) and ModivCare Solutions by Brandee White, Laura Cunningham, and Jeffery Wisier (the “Relators”) alleging that the Mobile Care Entities and indirectly ModivCare Solutions violated the federal False Claims Act, and seeking to recover damages, fees and costs under the federal False Claims Act, including treble damages, civil penalties and attorneys’ fees. None of the Relators were employed by ModivCare Solutions, and the federal government declined to intervene against ModivCare Solutions. Following motions and appeals made by the parties, the Relators and ModivCare Solutions executed a settlement agreement in March 2023 resolving all claims, including with respect to attorneys' fees. ModivCare Solutions does not believe that the settlement arrangement has had or will have a material adverse effect on the Company's business, liquidity, financial condition, or results of operations.

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro filed its motion to oppose class certification of this matter and the matter was heard on June 23, 2022. The state court issued an order certifying the class on December 12, 2022. Mediation is scheduled for late June 2023. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

13.    Subsequent Events

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2023 and 2022 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2022. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q1 2023" and "Q1 2022" mean the three months ended March 31, 2023 and the three months ended March 31, 2022, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other factors are those summarized under the caption “Summary Risk Factors” in Part I, and described in further detail under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 31, 2022. Hyperlinks to such sections of our Annual Report are contained in the text included within the quotation marks.

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

Overview of Our Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for payors and their members. Its value-based solutions address the social determinants of health, or SDoH, connect members to care, help health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation, or NEMT, personal care, and remote patient monitoring, or RPM, solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes NEMT core competencies in risk underwriting, contact center management, network credentialing, claims management and non-emergency medical transportation management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions. ModivCare is further expanding its offerings to include meal delivery and working with communities to provide meals to food-insecure individuals.

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

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends, such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services including required transportation to such healthcare services and in-home personal care and remote patient monitoring services;
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

Since the COVID-19 pandemic emerged in March 2020, we observed a material reduction in trip volume in our NEMT segment and a material reduction in volume of hours and visits in our Personal Care segment. Our RPM segment did not experience a direct material impact to operations or financial activity as a result of the COVID-19 pandemic. While this reduction in trip volume, service hours, and visits has continued to improve each year following the pandemic, structural changes in the industry as a result of the pandemic, predominantly related to an increase in the utilization of telehealth and virtual care, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, have continued to impact the volume of services we are able to provide. For the NEMT segment, any ongoing impact to trip volume as a result of this structural change in the industry may have a negative financial impact on our transportation providers and may result in lower revenues as the Company adapts to this change in demand for transportation services and adapts to availability of transportation providers should any capacity constraints within our network of transportation providers arise. For the Personal Care segment, the shortage of caregivers will continue to impact the volume of service hours that can be provided while also driving increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Any depressed volumes as a result of the labor shortage and the strain on healthcare professionals could reduce the quality with which our caregivers provide services and could result in lower than expected revenue. Any of these circumstances and factors could have a material adverse effect on our reputation and business.

Furthermore, the impact and long-term effects of the COVID-19 pandemic are continuously evolving, and the continuation of the pandemic, any additional resurgence, or any long-term macroeconomic impacts that have arisen as a result of the pandemic could continue to change trends in the market.

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result, in future periods, in an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022, impairment tests may be required in advance of annual impairment testing if circumstances change that would more likely than not reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. The Company monitors the performance of the business and the value of its stock price and reporting unit estimated fair values, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. Furthermore, our management refines their business strategy throughout the year in order to address the competitive business environment and other market and industry conditions identified above, but there can be no assurances that such efforts will be successful in avoiding future impairments to estimated goodwill fair values.

Critical Accounting Estimates and Policies

There have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2022. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2022.

Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three months ended March 31, 2023.

Revenues

Service revenue, net. Service revenue for our NEMT segment includes the revenue generated by providing non-emergency transportation services directly to our customers. These services are provided on either a capitated basis, which means we are paid on a per-member, per-month ("PMPM") basis for each eligible member, or on a fee-for-service ("FFS") basis, which means we are paid based on the volume of trips or services performed. We receive payments for our services from third-party payors, predominately made up of state Medicaid agencies and MCOs.

Under capitated contracts, payors pay a fixed amount per eligible member per month and we assume the responsibility of meeting the covered healthcare related transportation requirements for the number of eligible members in the payor's program. Revenue is recognized based on the number of members served during the period. For certain capitated contracts, we have provisions for reconciliations, risk corridors, and/or profit rebates. These contracts allow for periodic reconciliations based on actual cost and or/trip volume and may result in refunds to the payor, or additional payments due from the payor.

Under fee-for-service ("FFS") contracts, payors pay a specified amount for each service that we provide based on costs incurred plus an agreed-upon margin. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Service revenue for our Personal Care segment includes the revenue generated based on the hours incurred by our in-home caregivers to provide services to our customers, primarily on a FFS basis in which we earn a specified amount for each service that we provide. Payment for our Personal Care services is billed to third-party payors which include, but are not limited to, MCOs, hospitals, Medicaid agencies and programs and other home health care providers who subcontract the services to our caregivers.

Service revenue for our RPM segment includes the sale of monitoring equipment to our third-party distributors as well as revenue generated from the hours incurred by our Clinical Team for providing monitoring services to our customers, primarily on a PMPM basis for each eligible member. Payment for our monitoring services is billed to third-party payors which include, but are not limited to, national and regional health plans, government-funded benefit programs, healthcare provider organizations, and individuals.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended March 31, 2023 on the Company’s borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net loss (income) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment, presented net of related taxes.

Income tax (benefit) provision. The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Segment Reporting

Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our CODM manages our business, makes operating decisions and evaluates operating performance.

We operate four reportable business segments: NEMT, Personal Care, RPM, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The Personal Care segment provides non-medical personal care and home health services. The RPM segment provides remote patient monitoring solutions. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. The operating results of the NEMT, Personal Care and RPM segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to the Corporate operations of Company

See Note 3, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Q1 2023 compared to Q1 2022

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q1 2023 and Q1 2022 (in thousands):

	Three months ended March 31,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$662,306	100.0%	$574,475	100.0%
Grant income	1,464	0.2%	468	0.1%

Operating expenses:
Service expense	550,266	83.1%	459,315	80.0%
General and administrative expense	79,713	12.0%	76,808	13.4%
Depreciation and amortization	25,693	3.9%	23,946	4.2%
Total operating expenses	655,672	99.0%	560,069	97.5%

Operating income	8,098	1.2%	14,874	2.6%

Interest expense, net	15,958	2.4%	15,400	2.7%
Loss before income taxes and equity method investment	(7,860)	(1.2)%	(526)	(0.1)%
Benefit for income taxes	(1,873)	(0.3)%	(361)	(0.1)%
Equity in net income of investee, net of tax	(2,025)	(0.3)%	(483)	(0.1)%
Net income (loss)	$(3,962)	(0.6)%	$318	0.1%

Service revenue, net. Consolidated service revenue, net for Q1 2023 increased $87.8 million, or 15.3%, compared to Q1 2022. Service revenue, net, for our NEMT segment increased by $68.5 million, primarily due to higher membership and trip volume when compared to Q1 2022. Service revenue, net, further increased by $14.4 million for our Personal Care segment, primarily due to higher hours worked by our caregivers in Q1 2023 as compared to Q1 2022. Service revenue, net increased by $4.9 million for our RPM segment, due to an increase in average monthly members as compared to Q1 2022. See our Results of Operations, Segments, for further discussion.

Grant income. The Company recognized income of approximately $1.5 million during the three months ended March 31, 2023 and $0.5 million during the three months ended March 31, 2022, related to grants from the CARES Act PRF and the ARPA SLFRF targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who have health care related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Three months ended March 31,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$344,420	52.0%	$277,947	48.4%
Payroll and related costs	189,645	28.6%	167,507	29.2%
Other service expenses	16,201	2.4%	13,861	2.4%
Total service expense	$550,266	83.1%	$459,315	80.0%

Service expense for Q1 2023 increased $91.0 million, or 19.8%, compared to Q1 2022 primarily due to higher purchased services costs in the NEMT segment of $66.5 million driven by higher third-party transportation costs.

Transportation and payroll costs increased primarily as a result of higher trip volume across multiple contracts and higher wage rates. This increase was also driven by higher service expense of $13.9 million in our Personal Care segment, primarily related to higher wage rates paid for our caregivers.

General and administrative expense. General and administrative expense for Q1 2023 increased $2.9 million, or 3.8%, compared to Q1 2022. The increase was primarily attributable to an increase of personnel related expenses and integration activities.

Depreciation and amortization. Depreciation and amortization for Q1 2023 increased $1.7 million or 7.3% compared to Q1 2022 primarily as a result of $1.2 million of additional depreciation and amortization expense at the RPM segment related to the assets acquired in May 2022 in the acquisition of GMM.

Interest expense, net. Interest expense, net, for Q1 2023 and Q1 2022 was $16.0 million and $15.4 million, respectively. During Q1 2023, we incurred $8.1 million of interest expense related to the Notes due 2025 and $6.6 million related to the Notes due 2029. The remainder of the interest expense in Q1 2023 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net income of investee, net of tax. Our equity in net income of investee, net of tax, for Q1 2023 of $2.0 million and our equity in net income of investee, net of tax, of $0.5 million for Q1 2022 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Benefit for income taxes. Our effective tax rates from operations for Q1 2023 and Q1 2022 were tax benefits of 23.8% and 68.6%, respectively. For Q1 2023 and Q1 2022, the effective tax rates were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments:

NEMT Segment

(in thousands, except for Revenue per member per month, Revenue per trip, and Service expense per trip)

	Three months ended March 31,
	2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$469,463	100.0%	$400,920	100.0%

Service expense	407,686	86.8%	332,096	82.8%
General and administrative expense	33,875	7.2%	37,333	9.3%
Depreciation and amortization	6,766	1.4%	7,105	1.8%
Operating income	$21,136	4.5%	$24,386	6.1%

Business Metrics (1)
Total paid trips	8,202		7,111
Average monthly members	33,704		32,176

Revenue per member per month	$4.64		$4.15
Revenue per trip	$57.24		$56.38
Service expense per trip	$49.71		$46.70
Monthly utilization	8.1%		7.4%

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

Our NEMT segment is the largest manager of NEMT programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, increased by $68.5 million, or 17.1%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase is primarily attributable to a 15.3% increase in trip volume, a 4.7% increase in average monthly membership and higher rates per member as compared to the three months ended March 31, 2022. Trip volume increased for the three months ended March 31, 2023 when compared to 2022, as trip volume has continued to increase each year following the pandemic. The increase in average monthly membership drove higher revenue because a majority of our contacts are capitated and we receive monthly payments on a per member/fixed basis in return for full or partial risk of transportation volumes. While this increase in membership under these capitated contracts can lead to additional revenue, we also have certain capitated contracts that limit profit to within a certain corridor and once we reach the maximum profit level within the contract, we discontinue recognizing revenue and instead accrue a liability to refund the customer upon reconciliation at a later date. The increase in trip volume also increases revenue for our contracts that are structured as fee-for-service as higher trip volumes correlates to a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended March 31,
	2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$344,420	73.4%	$277,947	69.3%
Payroll and related costs	52,036	11.1%	44,960	11.2%
Other service expenses	11,230	2.4%	9,189	2.3%
Total service expense	$407,686	86.8%	$332,096	82.8%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $75.6 million, or 22.8%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily related to higher purchased services of $66.5 million related to an increase in transportation costs driven by higher trip volume in the current year.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $3.5 million, or 9.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily as a result of lower administration expenses and lower legal expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million, or 4.8%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily the result of certain intangible assets being fully amortized.

Personal Care Segment

(in thousands, except Service revenue per hour and Service expense per hour)

	Three months ended March 31,
	2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$174,131	100.0%	$159,698	100.0%
Grant income	1,464	0.8%	468	0.3%

Service expense	136,090	78.2%	122,232	76.5%
General and administrative expense	22,663	13.0%	23,133	14.5%
Depreciation and amortization	12,868	7.4%	12,505	7.8%
Operating income	$3,974	2.3%	$2,296	1.4%

Business Metrics (1)
Total hours	6,824		6,535
Service revenue per hour	$25.52		$24.44
Service expense per hour	$19.94		$18.70

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

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue driven by hours worked by our personal care providers. Service revenue, net increased by $14.4 million, or 9.0%, for the three months ended March 31, 2023 as compared to March 31, 2022, primarily due to higher hours worked by personal care providers in Q1 2023 as compared to Q1 2022 as well as higher rates per member.

Grant Income. In the three months ended March 31, 2023 and 2022, the Company recognized income for distributions of the CARES Act PRF and the ARPA SLFRF targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic of $1.5 million and $0.5 million, respectively.

Service expense. Service expense components for the Personal Care segment are shown below (in thousands):

	Three months ended March 31,
	2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$134,393	77.2%	$120,198	75.3%
Other service expenses	1,697	1.0%	2,034	1.3%
Total service expense	$136,090	78.2%	$122,232	76.5%

Service expense for our Personal Care segment primarily consists of salaries for our employees who provide personal care services and it typically trends with the number of hours worked. Service expense for the three months ended March 31, 2023 increased by $13.9 million, or 11.3%, as compared to the three months ended March 31, 2022, primarily as a result of increased wage rates for our caregivers, particularly in New York, as well as increased direct wages associated with the 4.4% increase in hours of service during Q1 2023.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the Personal Care segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $0.5 million, or 2.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million, or 2.9%, for the three months ended March 31, 2023 as compared to 2022, primarily due to amortization expense on the intangible assets brought on under an asset acquisition completed in Q2 2022.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	Three months ended March 31,
	2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$18,712	100.0%	$13,857	100.0%

Service expense	6,490	34.7%	4,987	36.0%
General and administrative expense	5,769	30.8%	4,962	35.8%
Depreciation and amortization	5,854	31.3%	4,128	29.8%
Operating income (loss)	$599	3.2%	$(220)	(1.6)%

Business Metrics (1)
Average monthly members	235		169
Revenue per member per month	$26.54		$27.33
Service expense per member per month	$9.21		$9.84

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

Our Remote Patient Monitoring segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, increased by $4.9 million, or 35.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily related to incremental revenue of $4.7 million from the GMM acquisition that occurred in May 2022.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Payroll and related costs	$3,216	17.2%	$2,349	17.0%
Other service expenses	3,274	17.5%	2,638	19.0%
Total service expense	$6,490	34.7%	$4,987	36.0%

Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked. Service expense for the three months ended March 31, 2023, increased $1.5 million, or 30.1%, as compared to the three months ended March 31, 2022, primarily as a result of an increase of $0.9 million in direct wages, of which the majority of the increase was related to the additional hours worked to service the 39.1% increase in average monthly members primarily attributable to the acquisition of GMM in May 2022.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $0.8 million, or 16.3%, for the three months ended March 31, 2023 as compared to 2022.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.7 million, or 41.8%, for the three months ended March 31, 2023 as compared to March 31, 2022, primarily related to additional depreciation and amortization expense of $1.2 million related to the assets acquired in May 2022 from the acquisition of GMM.

Corporate and Other Segment

(in thousands)

	Three months ended March 31,
	2023	2022
	Amount	Amount
General and administrative expense	$17,406	$11,380
Depreciation and amortization	205	208
Operating income (loss)	$(17,611)	$(11,588)

Our Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. This segment also includes the results of our equity investment in Matrix.

Our Corporate and Other segment includes costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. The general and administrative expense increased by $6.0 million for the three months ended March 31, 2023 as compared to March 31, 2022. This increase is primarily related to software implementation costs for ongoing system integration projects, including the Personal Care and RPM general ledger and personnel management system integrations. This balance has also increased due to consulting costs and litigation costs related to executive turnover.

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

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts and costs associated with our strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and occasional borrowings under our Credit Facility. For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash flow used in operating activities during the three months ended March 31, 2023 was $2.7 million. Our balance of cash and cash equivalents, including restricted cash, was $13.4 million and $15.0 million at March 31, 2023 and December 31, 2022, respectively. We had restricted cash of $0.5 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2023 cash flows compared to YTD 2022

Operating activities. Cash used in operating activities was $2.7 million for YTD 2023 compared to cash provided by operating activities of $71.5 million for YTD 2022. The decrease of $74.1 million was primarily a result of a decrease in cash provided by changes in working capital of $71.2 million. The working capital changes were related to a decrease in the change in accrued contract payables of $41.1 million primarily related to repayments on previously accrued contract payable amounts combined with lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes during YTD 2023. Also contributing to the decrease in working capital is a decrease in the accounts payable and accrued expenses balance of $52.1 million primarily related to timing of vendor payments and an increase in cash used for prepaid expenses and other of $9.0 million, partially offset by a decrease in the accounts receivable balance of $40.9 million, primarily related to lower receivables recorded on our reconciliation and corridor contracts as compared to YTD 2022.

Investing activities. Net cash used in investing activities was $13.3 million in YTD 2023, which increased by $4.7 million as compared to YTD 2022, primarily as a result of an increase in cash spent on property and equipment.

Financing activities. Net cash provided by financing activities was $14.4 million for YTD 2023, compared to cash used in financing activities of $1.8 million for YTD 2022. The change of $16.2 million was primarily a result of proceeds from our short-term borrowing on our Credit Facility of $15.0 million during YTD 2023, compared to no proceeds from debt during YTD 2022.

Obligations and commitments

Senior Unsecured Notes. On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Subsequently, on August 24, 2021, the Company issued an additional $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029” and, together with the Senior Notes due 2025, the “Notes”). For information related to the Company's Senior Unsecured Notes, refer to Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Credit Facility. On February 3, 2022, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $325.0 million. The Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. For information related to the Company's Credit Facility, refer to Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $12.8 million and accounts receivable and other receivables of $299.0 million. Liquid liabilities which totaled $660.3 million at period end as detailed in the table below, included $67.2 million in guarantees and letters of credit that are not actually expected to be paid in cash in the next 12 months. Other sources of liquidity include amounts currently available under our Credit Facility of up to approximately $160 million as of March 31, 2023, based on our total net debt leverage ratio covenant of 5.00:1.00.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and our Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

The Company has cash requirements of $660.3 million due in one year or less in addition to $1,314.4 million due in more than one year as of March 31, 2023. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of March 31, 2023 (in thousands):

	At March 31, 2023
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes (1)	$1,000,000	$—	$1,000,000
Interest (1)	238,712	54,375	184,337
Contracts payable (2)	187,620	187,620	—
Transportation costs (3)	93,726	93,726	—
Deferred tax liabilities (4)	53,612	—	53,612
Operating leases (5)	51,058	11,686	39,372
Guarantees (6)	34,392	34,392	—
Letters of credit (6)	32,833	32,833	—
Purchased service commitment (7)	79,875	42,750	37,125
Short-term borrowings (8)	15,000	15,000	—
Other current cash obligations (9)	187,965	187,965	—
Total	$1,974,793	$660,347	$1,314,446

(1)See Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments are typically paid semi-annually in arrears and have been calculated at the rates fixed as of March 31, 2023.
(2)See Note 4 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.
(3)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 for further detail of our accrued transportation cost.
(4)Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
(5)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 17 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 for further detail of our operating leases.
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
(7)The purchased service commitment includes the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement under certain contracts. See Note 19 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 for further detail of our purchased service commitment.
(8)Short-term borrowings shown in the table were provided by our Credit Facility and reduced our availability under the related Credit Agreement. See Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Credit Facility.
(9)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of March 31, 2023, including accounts payable and accrued expenses as detailed at Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

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

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We had $15.0 million of short-term borrowings outstanding on the Credit Facility and $32.8 million of outstanding letters of credit under the Credit Facility at March 31, 2023. Interest rates on the outstanding principal amount of the Credit Facility vary, and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of March 31, 2023 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $0.1 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer has concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, such disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In light of the material weaknesses described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management performed additional analysis and other procedures to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
(b) Changes in internal control over financial reporting
We, with the oversight of the Audit Committee of the Board of Directors, are in the process of ongoing remediation efforts related to the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the three months ended March 31, 2023, our management continued updating certain internal controls and supporting processes to address the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2022. The remediation plan put into place by management includes the hiring of a third party to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. Key focus areas have been identified as general information technology control (GITC) deficiencies, payroll controls, revenue process controls and risk assessment related to changes and business acquisitions.
To that effect, the Company has:

•Implemented a new personnel management system in 2023 after sunsetting the legacy system in which a weakness was identified and are in the process of designing a new suite of internal controls with appropriate authorities around the payroll process.
•Enhanced our risk assessment process to identify and assess changes in our internal control environment, specifically related to new information technology ("IT") systems and newly acquired companies.
•Continued to design, enhance and implement GITCs, including change management and logical access controls, to support process-level automated controls intended to ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete.

The company is focused on projects that address processes and technologies to integrate each of the business segments into One ModivCare and standardize our control environment. Management is confident that the steps being taken to implement an effective control environment will remediate the material weaknesses identified. The material weakness will not be considered remediated until the remediation plan has been implemented and there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Management will continue to monitor the progress of these efforts to ensure remediation.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on us due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Interested parties should refer to Note 12, Commitments and Contingencies, in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. The discussion of the risks included under that caption in our Annual Report remains current in all material respects, and there have been no material changes from the risk factors disclosed in the Annual Report. The risk factors that we have discussed do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s)(1)
January 1, 2023 to January 31, 2023	—		—	—	$—

February 1, 2023 to February 28, 2023	4,896	(2)	$107.66	—	$—

March 1, 2023 to March 31, 2023	1,104	(2)	$84.93	—	$—

Total	6,000			—	$—

(1)     No stock repurchase program was authorized during the period ended March 31, 2023.

(2)     Redeemed shares of Common Stock issuable in respect of vested restricted stock tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s 2006 Plan (as defined below). These shares were not part of a publicly announced program to purchase common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 1, 2023, the Company entered into a separation agreement and general release (the “Release”) with Mr. Grover Wray in connection with Mr. Wray’s separation of employment with the Company effective as of May 1, 2023, pursuant to which Mr. Wray received, in exchange for a full general release of claims in favor of the Company, the severance compensation described under the caption “Potential Payments Upon Termination or Change in Control” included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission under cover of Schedule 14A on May 1, 2023, which information regarding Mr. Wray’s severance is incorporated herein by reference. The foregoing is a summary only of the more detailed information provided in the Release, a conformed copy of which is filed herewith as an exhibit and incorporated herein by reference. Interested parties are encouraged to read the Release in its entirety because it contains important information not included in this summary.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Performance Restricted Stock Unit Agreement

10.2*	Separation Agreement and General Release, dated May 1, 2023, by and between ModivCare Solutions, LLC and Grover Wray

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: May 3, 2023	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Duly Authorized Officer)

Date: May 3, 2023	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)