Form 10-Q
period 2023-06-30
ModivCare Inc
filed 2023-08-04
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 14,181,255 shares outstanding (excluding treasury shares of 5,428,018) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,898	$14,451
Accounts receivable, net of allowance of $1,993 and $2,078, respectively	224,013	223,210
Contract receivables	119,763	71,131
Other receivables	2,295	2,506
Prepaid expenses and other current assets	39,412	34,332
Restricted cash	568	524
Total current assets	392,949	346,154
Property and equipment, net	78,922	69,138
Goodwill	785,554	968,654
Payor network, net	361,454	391,980
Other intangible assets, net	38,833	47,429
Equity investment	45,114	41,303
Operating lease right-of-use assets	39,301	39,405
Other assets	42,893	40,209
Total assets	$1,785,020	$1,944,272
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$56,047	$54,959
Accrued contract payables	109,094	194,287
Accrued transportation costs	94,118	96,851
Accrued expenses and other current liabilities	138,178	135,860
Current portion of operating lease liabilities	9,298	9,640
Short-term borrowings	126,500	—
Total current liabilities	533,235	491,597
Long-term debt, net of deferred financing costs of $18,474 and $20,639, respectively	981,526	979,361
Deferred tax liabilities	46,972	57,236
Operating lease liabilities, less current portion	32,396	32,088
Other long-term liabilities	29,450	29,434
Total liabilities	1,623,579	1,589,716
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,767,368 and 19,729,923, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	446,694	444,255
Retained earnings (accumulated deficit)	(14,883)	180,023
Treasury shares, at cost, 5,574,793 and 5,573,529 shares, respectively	(270,390)	(269,742)
Total stockholders’ equity	161,441	354,556
Total liabilities and stockholders’ equity	$1,785,020	$1,944,272

 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service revenue, net	$699,107	$628,215	$1,361,413	$1,202,690
Grant income (Note 2)	2,634	3,330	4,098	3,798

Operating expenses:
Service expense	589,255	504,230	1,139,521	963,545
General and administrative expense	79,240	79,411	158,953	156,219
Depreciation and amortization	25,909	24,758	51,602	48,704
Impairment of goodwill	183,100	—	183,100	—
Total operating expenses	877,504	608,399	1,533,176	1,168,468

Operating income (loss)	(175,763)	23,146	(167,665)	38,020

Interest expense, net	16,967	15,472	32,925	30,872
Income (loss) before income taxes and equity method investment	(192,730)	7,674	(200,590)	7,148
Income tax (provision) benefit	830	(2,291)	2,703	(1,930)
Equity in net income (loss) of investee, net of tax	956	(2,055)	2,981	(1,572)
Net income (loss)	$(190,944)	$3,328	$(194,906)	$3,646

Earnings (loss) per common share:
Basic	$(13.47)	$0.24	$(13.76)	$0.26
Diluted	$(13.47)	$0.24	$(13.76)	$0.26

Weighted-average number of common shares outstanding:
Basic	14,170,617	14,047,459	14,162,776	14,035,588
Diluted	14,170,617	14,115,471	14,162,776	14,122,730

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(194,906)	$3,646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,893	9,453
Amortization	39,709	39,251
Stock-based compensation	2,286	4,496
Deferred income taxes	(10,264)	(14,493)
Impairment of goodwill	183,100	—
Amortization of deferred financing costs and debt discount	2,576	2,651
Other assets	(2,684)	(9,146)
Equity in net (income) loss of investee	(4,137)	2,358
Reduction of right-of-use assets	6,951	5,757
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(268)	(15,869)
Contract receivables	(48,631)	(22,018)
Prepaid expenses and other current assets	(5,116)	12,392
Accrued contract payables	(85,193)	152
Accounts payable and accrued expenses	3,406	785
Accrued transportation costs	(2,733)	27,988
Other long-term liabilities	(6,863)	3,803
Net cash provided by (used in) operating activities	(110,874)	51,206
Investing activities
Purchase of property and equipment	(22,265)	(15,899)
Acquisition, net of cash acquired	—	(78,861)
Net cash used in investing activities	(22,265)	(94,760)
Financing activities
Proceeds from short-term borrowings	126,500	—
Payment of debt issuance costs	(376)	(2,415)
Proceeds from common stock issued pursuant to stock option exercise	31	1,138
Restricted stock surrendered for employee tax payment	(840)	(607)
Other financing activities	315	—
Net cash provided by (used in) financing activities	125,630	(1,884)
Net change in cash, cash equivalents and restricted cash	(7,509)	(45,438)
Cash, cash equivalents and restricted cash at beginning of period	14,975	133,422
Cash, cash equivalents and restricted cash at end of period	$7,466	$87,984

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Six months ended June 30,
Supplemental cash flow information	2023	2022
Cash paid for interest	$30,430	$30,840
Cash paid for income taxes	$3,135	$2,017
Assets acquired under operating leases	$6,847	$2,333
Acquisition:
Purchase price	$—	$79,188
Less:
Cash acquired	—	327
Acquisition, net of cash acquired	$—	$78,861

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Six months ended June 30, 2023

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(3,962)	—	—	(3,962)
Stock-based compensation	—	—	1,039	—	—	—	1,039
Restricted stock issued	24,903	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	6,000	(620)	(620)
Shares issued for bonus settlement and director stipends	1,006	—	85	—	—	—	85
Balance at March 31, 2023	19,755,832	$20	$445,379	$176,061	5,579,529	$(270,362)	$351,098
Net loss	—	—	—	(190,944)	—	—	(190,944)
Stock-based compensation	—	—	1,021	—	—	—	1,021
Exercise of employee stock options	549	—	31	—	—	—	31
Restricted stock issued	9,116	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,138	(221)	(221)
Shares issued for bonus settlement and director stipends	1,871	—	85	—	—	—	85
Shares issued for ESPP	—	—	178	—	(7,874)	193	371
Balance at June 30, 2023	19,767,368	$20	$446,694	$(14,883)	5,574,793	$(270,390)	$161,441

	Six months ended June 30, 2022

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net income	—	—	—	318	—	—	318
Stock-based compensation	—	—	1,963	—	—	—	1,963
Exercise of employee stock options	20,683	—	1,138	—	—	—	1,138
Restricted stock issued	16,306	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,179	(572)	(572)
Shares issued for bonus settlement and director stipends	732	—	86	—	—	—	86
Balance at March 31, 2022	19,627,143	$20	$433,636	$212,147	5,574,162	$(269,603)	$376,200
Net income	—	—	—	3,328	—	—	3,328
Stock-based compensation	—	—	2,363	—	—	—	2,363
Exercise of employee stock options	16	—	—	—	—	—	—
Restricted stock forfeited	(551)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	322	(36)	(36)
Shares issued for bonus settlement and director stipends	1,000	—	85	—	—	—	85
Balance at June 30, 2022	19,627,608	$20	$436,084	$215,475	5,574,484	$(269,639)	$381,940

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

Basis of Presentation

The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP issued by FASB in these notes are to the FASB Accounting Standards Codification (“ASC”), which serves as the single source of authoritative accounting and applicable reporting standards to be applied for non-governmental entities. All amounts are presented in U.S. dollars unless otherwise noted.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. While the Company has continued to experience increased trip volume, service hours, and patient visits each year following the pandemic, structural changes in the industry as a result of the pandemic, predominantly related to an increase in the utilization of telehealth and virtual care, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, could continue to have an adverse impact on the Company's financial statements. The Company continues to actively monitor the structural changes to the industry and the impact these have on our business and results of operations with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support SDoH, and supporting the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the CARES Act and the American Rescue Plan Act of 2021 ("ARPA"). Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). Through ARPA the Coronavirus State and Local Fiscal Recovery Fund ("SLFRF") was established to send relief payments to state and local governments impacted by the pandemic to assist with responding to the PHE including the economic hardships that continue to impact communities and to respond to workers performing essential work during the COVID-19 PHE, including providers. These funds are not subject to repayment, provided we are able to attest to and comply with any terms and conditions of such funding, as applicable. As a result of the end of the PHE, the Company expects funding related to these acts to decrease in future periods. See discussion of grant income at Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

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

Fair Value Measurements

The Company follows FASB ASC Topic 820, Fair Value Measurement (“ASC 820”) which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels based on the observability of inputs are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses) and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for our publicly traded debt securities are based on quoted market prices, when available. See Note 9, Debt, for the fair value of our long-term debt.

Goodwill and Intangible Assets

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

When evaluating goodwill for impairment, the Company first performs qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative assessment and compares the fair value of the reporting unit to its carrying value and to the extent the carrying value is greater than the fair value, the difference is recorded as an impairment in the consolidated statements of operations.

In connection with the 2023 annual assessment of goodwill, the Company changed the date of its annual assessment from October 1 to July 1. During the second quarter of 2023, the Company recorded a $183.1 million impairment of goodwill within its Personal Care and Remote Patient Monitoring reporting units. The Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result, the Company performed a quantitative assessment and determined that the goodwill at its Personal Care and RPM reporting units was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

Internal-use Software and Cloud Computing Arrangements

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from 3 to 10 years.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of June 30, 2023 and December 31, 2022, capitalized costs associated with CCA, net of accumulated amortization were $13.2 million and $11.9 million, respectively. The value of accumulated amortization as of June 30, 2023 and December 31, 2022 was $3.5 million and $2.2 million, respectively. Amortization expense during the three months ended June 30, 2023 and 2022, totaled $0.7 million and $0.2 million, respectively, and during the six months ended June 30, 2023 and 2022, totaled $1.2 million and $0.5 million, respectively.

Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services to its customers and generates all of its revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time and applies the "as-invoiced" practical expedient which aligns the pattern of transfer of promised services with the value received by the customer for the performance completed to date. In the NEMT segment, the Company's performance obligation is to stand ready to perform transportation-related activities, including the management, fulfillment, and recordkeeping activities associated with such services. In the Personal Care segment, the Company's performance obligation is to deliver patient care services in accordance with the nature of services and hours worked per each contract. In the RPM segment, the Company's performance obligation is to stand ready to perform monitoring services in the form of personal emergency response system ("PERS") monitoring, vitals monitoring, and medication management, as contractually agreed upon.

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

Government Grants

The Company has received government grants primarily under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. The Company received distributions from government grants of approximately $12.9 million and $6.2 million during the three months ended June 30, 2023 and 2022, respectively, of which $2.6 million and $3.3 million were recognized as grant income during the three months ended June 30, 2023 and 2022, respectively, with the remaining balance recorded in accrued expenses and other current liabilities. During the six months ended June 30, 2023 and 2022, the Company received distributions of approximately $14.5 million and $9.0 million, respectively, of which $4.1 million and $3.8 million were recognized as grant income during the six months ended June 30, 2023 and 2022, respectively, with the remaining balance recorded in accrued expenses and other current liabilities. Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for healthcare related expenses and lost revenues attributable to COVID-19, as defined by HHS. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company has submitted the required documents to meet reporting requirements for the applicable reporting periods. The Company received an audit inquiry letter from HHS related to one of the business units that received PRF payments, to which the Company has responded and submitted all requested information and believes that the payments received are substantiated and within the terms and conditions defined by HHS and continues to include these amounts as grant income. At this time, the Company is unaware of any other pending or upcoming audits or inquiries related to amounts received under PRF.

As a condition to receiving SLFRF distributions, providers must agree to use the funds to respond to the PHE or its negative economic impacts, to respond to workers performing essential work by providing premium pay to eligible workers and to offset reduction in revenue due to the COVID-19 PHE as stipulated by the states in which the funds were received. All recipients of SLFRF payments are required to comply with the reporting requirements that the state in which the funds originated has requested in order for the states to meet the requirements as described in the terms and conditions as determined by the Department of the Treasury. The Company has complied with all known reporting requirements to date.

The Company recognizes distributions from government grants as grant income or accrued expenses and other current liabilities in line with the loss of revenues or expenses for which the grants are intended to compensate when there is reasonable assurance that it has complied with the conditions associated with the grant.

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These disclosures include information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, the amounts applicable to each financial statement line item, and the significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for public business entities for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this accounting standard on January 1, 2022 and will apply it to any government assistance received thereafter.

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

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$496,975	$180,325	$19,211	$2,596	$699,107
Grant income(1)	—	2,634	—	—	2,634

Service expense	441,897	138,468	6,705	2,185	589,255
General and administrative expense	28,337	20,565	5,327	25,011	79,240
Depreciation and amortization	6,739	12,872	6,059	239	25,909
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$20,002	$(126,277)	$(44,649)	$(24,839)	$(175,763)

Equity in net income of investee, net of tax	$189	$—	$—	$767	$956
Equity investment	$1,356	$—	$—	$43,758	$45,114
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$536,749	$778,791	$347,125	$122,355	$1,785,020

	Six months ended June 30, 2023
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$966,438	$354,456	$37,923	$2,596	$1,361,413
Grant income(1)	—	4,098	—	—	4,098

Service expense	849,583	274,558	13,195	2,185	1,139,521
General and administrative expense	62,212	43,228	11,096	42,417	158,953
Depreciation and amortization	13,505	25,740	11,913	444	51,602
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$41,138	$(122,303)	$(44,050)	$(42,450)	$(167,665)

Equity in net income of investee, net of tax	$842	$—	$—	$2,139	$2,981
Equity investment	$1,356	$—	$—	$43,758	$45,114
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$536,749	$778,791	$347,125	$122,355	$1,785,020

	Three months ended June 30, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$448,733	$162,737	$16,745	$—	$628,215
Grant income(1)	—	3,330	—	—	3,330

Service expense	373,724	124,445	6,061	—	504,230
General and administrative expense	33,588	23,346	6,742	15,735	79,411
Depreciation and amortization	7,392	12,552	4,606	208	24,758
Operating income (loss)	$34,029	$5,724	$(664)	$(15,943)	$23,146

Equity in net loss of investee, net of tax	$—	$—	$—	$(2,055)	$(2,055)
Equity investment	$—	$—	$—	$80,364	$80,364
Goodwill	$135,186	$552,834	$280,426	$30	$968,476
Total assets	$544,198	$985,827	$404,949	$124,589	$2,059,563

	Six months ended June 30, 2022
	NEMT	Personal Care	RPM	Corporate and Other	Total
Service revenue, net	$849,653	$322,435	$30,602	$—	$1,202,690
Grant income(1)	—	3,798	—	—	3,798

Service expense	705,820	246,677	11,048	—	963,545
General and administrative expense	70,921	46,479	11,704	27,115	156,219
Depreciation and amortization	14,497	25,057	8,734	416	48,704
Operating income (loss)	$58,415	$8,020	$(884)	$(27,531)	$38,020

Equity in net loss of investee, net of tax	$(65)	$—	$—	$(1,507)	$(1,572)
Equity investment	$—	$—	$—	$80,364	$80,364
Goodwill	$135,186	$552,834	$280,426	$30	$968,476
Total assets	$544,198	$985,827	$404,949	$124,589	$2,059,563

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

Revenue Contract Structure

NEMT Capitated Contracts (per-member-per-month)

Under capitated contracts, payors pay a fixed amount per eligible member per month. Capitation rates are generally based on expected costs and volume of services. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member, per-month fees for the number of eligible members in the payor’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are reconciled based on actual cost and/or trip volume and may result in refunds to the payor, or additional payments due from the payor. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the payor. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
NEMT capitated contracts	$422,506	$375,350	$827,195	$711,068
NEMT FFS contracts	74,469	73,383	139,243	138,585
Total NEMT service revenue, net	496,975	448,733	966,438	849,653

Personal Care FFS contracts	180,325	162,737	354,456	322,435
RPM PMPM contracts	19,211	16,745	37,923	30,602
Other service revenue	2,596	—	2,596	—
Total service revenue, net	$699,107	$628,215	$1,361,413	$1,202,690

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.2% and 12.1% were derived from one payor for the three months ended June 30, 2023 and 2022, respectively, and 11.1% and 11.3% were derived from one payor for the six months ended June 30, 2023 and 2022, respectively. Of the Personal Care segment's revenue, 11.6% and 9.5% were derived from one payor for the three months ended June 30, 2023 and 2022, respectively, and 11.2% and 9.3% were derived from one payor for the six months ended June 30, 2023 and 2022, respectively. Of the RPM segment's revenue, 17.6% and 18.9% were derived from one payor for the three months ended June 30, 2023 and 2022, respectively, and 16.4% and 20.4% were derived from one payor for the six months ended June 30, 2023 and 2022, respectively.

Revenue Adjustments

During the three months ended June 30, 2023 and 2022, the Company recognized a reduction of $3.5 million and an increase of $3.6 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the six months ended June 30, 2023 and 2022, the Company recognized a reduction of $3.1 million and an increase of $4.1 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$226,006	$225,288
Allowance for doubtful accounts	(1,993)	(2,078)
Accounts receivable, net	$224,013	$223,210

The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Accrued contract payables(1)	$109,094	$194,287
Contract receivables(2)	$119,763	$71,131
Long-term contract receivables(3)	$—	$427
Deferred revenue, current	$2,355	$2,202
(1)     Accrued contract payables primarily represent overpayments and liability reserves on certain risk corridor, profit rebate and reconciliation contracts. See the contract payables and receivables activity below.

(2)     Contract receivables primarily represent underpayments and receivables on certain risk corridor, profit rebate, and reconciliation contracts. See the contract payables and receivables activity below.
(3)     Long-term contract receivables primarily represent future receivable balances on certain risk corridor, profit rebate and reconciliation contracts that may be received in greater than 12 months.

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2022	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2023
Reconciliation contract payables	$25,853	$1,811	$(18,110)	$9,554
Profit rebate/corridor contract payables	155,161	22,316	(10,873)	166,604
Overpayments and other cash items	13,273	799	(2,610)	11,462
Total contract payables	$194,287	$24,926	$(31,593)	$187,620

Reconciliation contract receivables	$48,153	$22,204	$(5,922)	$64,435
Corridor contract receivables	23,405	14,508	—	37,913
Total contract receivables	$71,558	$36,712	$(5,922)	$102,348

	March 31, 2023	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2023
Reconciliation contract payables	$9,554	$6,687	$(2,749)	$13,492
Profit rebate/corridor contract payables	166,604	17,447	(98,683)	85,368
Overpayments and other cash items	11,462	2,707	(3,935)	10,234
Total contract payables	$187,620	$26,841	$(105,367)	$109,094

Reconciliation contract receivables	$64,435	$16,686	$(15,105)	$66,016
Corridor contract receivables	37,913	16,290	(456)	53,747
Total contract receivables	$102,348	$32,976	$(15,561)	$119,763

5.    Equity Investment

As of June 30, 2023 and December 31, 2022, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net income (loss) of investee” in the accompanying unaudited condensed consolidated statements of operations. During the year ended December 31, 2022, Matrix recorded asset impairment charges of $82.2 million. No asset impairment charges were recorded for the three or six months ended June 30, 2023 or 2022.

The Company's gross share of its Matrix's operations for the three months ended June 30, 2023 and June 30, 2022 was income of $1.3 million and a loss of $2.8 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for income of $1.0 million and a loss of $2.1 million, respectively. The Company's gross share of its Matrix's operations for the six months ended June 30, 2023 and June 30, 2022 was income of $4.1 million and a loss of $2.4 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for income of $3.0 million and a loss of $1.6 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2023 and December 31, 2022 totaled $45.1 million and $41.3 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$121,000	$97,750
Long-term assets	$361,209	$373,297
Current liabilities	$46,399	$36,913
Long-term liabilities	$320,781	$325,613

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$87,262	$73,368	$168,578	$159,121
Operating income (loss)	$11,196	$(4,257)	$24,603	$(1,612)
Net income (loss)	$2,645	$(6,813)	$7,215	$(8,130)

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$11,426	$6,334
Deferred ERP implementation costs	3,794	5,817
Deferred financing costs on credit facility	3,090	3,061
Prepaid income taxes	3,042	7,186
Inventory	1,449	2,041
Prepaid rent	994	278
Other prepaid expenses	15,617	9,615
Total prepaid expenses and other current assets	$39,412	$34,332

7.    Goodwill and Intangible Assets

The Company tests goodwill for impairment for its reporting units annually as of July 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable.

Goodwill

During the second quarter of 2023, the Company recorded a $183.1 million impairment of goodwill within its Personal Care and Remote Patient Monitoring reporting units. This impairment was driven primarily by macroeconomic factors, including a decline in the market value of the Company's common stock. After recording these impairments, the associated reporting units have $650.3 million of goodwill remaining. If, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

The Company performed a quantitative test comparing the carrying value of the Company's reporting units with their respective fair value. The fair value of the Company's reporting units was estimated using both the income approach and the market valuation approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model are primarily Level 3 inputs and include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The Company’s significant estimates in the market approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

Changes in key assumptions from the prior year annual goodwill assessment and the resulting reduction in projected future cash flows included in the current year goodwill test resulted in a decrease in the fair values of the Company's Personal Care and RPM reporting units such that the fair value of each respective reporting unit was less than its respective carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $137.3 million in the Personal Care reporting unit and $45.8 million in the RPM reporting unit, which is recorded in “Impairment of goodwill” on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023. There was no such goodwill impairment charge in the three and six months ended June 30, 2022.

Changes in the carrying value of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	Personal Care	RPM	Corporate and Other	Total
Balance at December 31, 2022	$135,186	$552,775	$280,663	$30	$968,654
Impairment of goodwill	—	(137,331)	(45,769)	—	(183,100)
Balance at June 30, 2023	$135,186	$415,444	$234,894	$30	$785,554

The accumulated impairment losses on goodwill totaled $279.1 million as of June 30, 2023 and $96.0 million as of December 31, 2022.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the three and six months ended June 30, 2023 that would require an impairment test for our intangible assets.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and related liabilities	$43,010	$47,947
Insurance reserves	29,146	17,836
Accrued operating expenses	11,930	18,432
Accrued government grants(1)	11,431	7,367
Accrued legal fees	10,967	15,574
Accrued interest	10,655	10,643
Union pension obligation	3,173	3,665
Deferred revenue	2,355	2,202
Other	15,511	12,194
Total accrued expenses and other current liabilities	$138,178	$135,860

(1)     Accrued government grants include payments received from government entities, primarily in relation to the PRF and SLFRF, to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of June 30, 2023 and December 31, 2022.

9.    Debt

Senior Unsecured Notes

Senior unsecured notes as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	June 30, 2023	December 31, 2022
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.532%)	11/4/2020	$492,531	$491,098
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.406%)	8/24/2021	488,995	488,263
Total		$981,526	$979,361

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of June 30, 2023, $18.5 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The fair value of the Notes as of June 30, 2023 and December 31, 2022 was $833.1 million and $896.6 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. The Company was in compliance with all covenants as of June 30, 2023.

Credit Facility

The Company is a party to the amended and restated credit agreement, dated as of February 3, 2022, (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $325.0 million and sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Credit Facility matures on February 3, 2027 and the proceeds may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

On June 26, 2023, the Company entered into an Amendment No. 1 (the "First Amendment") to the Credit Agreement which amended and restated the maximum permitted Total Net Leverage Ratio under the Credit Agreement as follows: for the fiscal quarters ending June 30, 2023 through September 30, 2023, 5.25:1.00; for the fiscal quarters ending December 31, 2023 through March 31, 2024, 5.00:1.00; for the fiscal quarter ending June 30, 2024, 4.75:1.00; and for the fiscal quarters ending September 30, 2024 and for the fiscal quarters ending thereafter, 4.50:1.00.

As of June 30, 2023, the Company had $126.5 million of short-term borrowings outstanding on the Credit Facility and had $39.1 million of outstanding letters of credit under the Credit Facility. The interest rate for borrowings outstanding as of June 30, 2023 was 9.1% per annum. As of December 31, 2022, the Company did not have any borrowings outstanding on the Credit Facility and had $38.1 million of outstanding letters of credit under the Credit Facility.

Under the Credit Facility, the Company has an option to request an increase in the amount of the Credit Facility or obtain incremental term loans from time to time (on substantially the same terms as apply to the existing facilities) by an aggregate amount of up to $175.0 million, so long as, after giving effect to the relevant incremental facility, the pro forma secured net leverage ratio does not exceed 3.50:1.00, provided that the lenders agree to increase their existing commitments or to participate in such incremental term loans. The Company may prepay the Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments of Term Benchmark loans or RFR loans, each as defined in the Credit Agreement. The unutilized portion of the commitments under the Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company's borrowing capacity under the Credit Facility is currently limited by, among other covenants, compliance with the total net leverage ratio covenant for each fiscal period as amended in the First Amendment to the Credit Agreement.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Credit Facility to be immediately due and payable. All amounts outstanding under the Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2023.

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

Stock options. The Company recognized stock-based compensation expense for non-qualified stock options (“NQs”) of $0.2 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively, in general and administrative expense. At June 30, 2023, the Company had 96,687 stock options outstanding with a weighted-average exercise price of $107.90.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") of $0.9 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively, in general and administrative expense. The Company had 13,389 unvested RSAs and 65,764 unvested RSUs outstanding at June 30, 2023 with a weighted-average grant date fair value of $90.28 and $91.62, respectively.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded stock-based compensation expense of $0.1 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Due to the impact of the reversal of previously recognized stock-based compensation expense during the period from forfeitures, the Company also recorded $0.1 million of stock-based compensation expense for the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company recorded $0.8 million of stock-based compensation expense. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 43,421 unvested PRSUs outstanding at June 30, 2023 with a weighted-average grant date fair value of $91.46.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the Plan for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. As of June 30, 2023, 989,186 shares remain available for future issuance under the ESPP.

11.    Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(190,944)	$3,328	$(194,906)	$3,646

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,170,617	14,047,459	14,162,776	14,035,588
Effect of dilutive securities:
Common stock options	—	55,110	—	64,951
Restricted stock	—	12,902	—	22,191
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,170,617	14,115,471	14,162,776	14,122,730

Earnings (loss) per share:
Basic earnings (loss) per share	$(13.47)	$0.24	$(13.76)	$0.26
Diluted earnings (loss) per share	$(13.47)	$0.24	$(13.76)	$0.26

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	94,104	146,186	91,757	127,524
Restricted stock awards and restricted stock units	108,999	130,530	73,469	113,856

12.    Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was a tax benefit of 0.4% and a tax provision of 29.9%, respectively, and for the six months ended June 30, 2023 and 2022 was a tax benefit of 1.3% and a tax provision of 27.0%, respectively.

For the three and six months ended June 30, 2023, the effective tax rates for the benefits were significantly lower than the U.S. federal statutory rate of 21.0% primarily due to the nondeductible goodwill impairment. For the three and six months ended June 30, 2022, the effective tax rates for the provisions were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

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

The Company records accruals for loss contingencies related to legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a range of reasonably possible losses can be estimated, the Company records an accrual for the most probable amount in the range. Due to the inherent difficulty in predicting the outcome of any legal proceeding, it may not be reasonably possible to estimate a range of potential liability until the matter is close to resolution. Legal fees related to all legal matters are expensed as incurred.

On September 27, 2022, Daniel Greenleaf, the Company’s former Chief Executive Officer, asserted claims in an arbitration against the Company. His claims allege that the Company breached Mr. Greenleaf’s employment agreement and included a tort claim against the Company. Mr. Greenleaf’s arbitration complaint sought contractual, extra-contractual, and statutory damages. In May 2023, Mr. Greenleaf and the Company executed a settlement agreement related to both sides' claims in arbitration and a general release of all claims and the Company agreed to pay Mr. Greenleaf $9.6 million.

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

In 2017, one of our Personal Care segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and litigated damages going back to November 2011. All Metro filed its motion to oppose class certification of this matter and the matter was heard on June 23, 2022. The state court issued an order certifying the class on December 12, 2022. The parties attempted to mediate their dispute in June 2023, but were unable to reach agreement on a settlement. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2023 and 2022 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2022. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q2 2023" and "Q2 2022" mean the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively.

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
•a shift in membership dynamics as a result of Medicaid redetermination efforts, which may decrease membership levels at our NEMT segment;
•advancement of regulatory priorities, which include the Centers for Medicare and Medicaid Services ("CMS") proposed rule, Ensuring Access to Medicaid Services, which may lower profit margins at our Personal Care segment;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness; and
•MCO, Medicaid and Medicare plans increasing coverage of NEMT services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers.

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. While the Company has continued to experience increased trip volume, service hours, and patient visits each year following the pandemic, structural changes in the industry as a result of the pandemic, predominantly related to an increase in the utilization of telehealth and virtual care, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, have continued to impact the volume of services we are able to provide. For the NEMT segment, any ongoing impact to trip volume as a result of this structural change in the industry may have a negative financial impact on our transportation providers and may result in lower revenues as the Company adapts to this change in demand for transportation services and adapts to availability of transportation providers should any capacity constraints within our network of transportation providers arise. For the Personal Care segment, the shortage of caregivers will continue to impact the volume of service hours that can be provided while also driving increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Additionally, changes in membership dynamics at the NEMT segment as a result of Medicaid redetermination efforts and reduction in payor reimbursement rates at the Personal Care segment in an attempt to contain costs could limit the ability for the Company to generate revenue despite the Company's shift toward emphasizing the importance of value-based care. Any of these circumstances and factors could have a material adverse effect on our reputation and business and any long-term macroeconomic impacts that have arisen as a result of the pandemic could continue to change trends in the market.

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022, impairment tests may be required in addition to the annual impairment testing as of July 1, 2023, if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. The Company monitors the performance of the business and the value of its stock price and estimated fair values of its reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. During our July 1 annual assessment of goodwill, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result of our quantitative assessment, we determined that the goodwill at our Personal Care and RPM reporting units was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

Critical Accounting Estimates and Policies

Other than our change in accounting policy related to the change in the date of our annual goodwill test from October 1 to July 1, included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, there have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2022. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2022.

Results of Operations

The following results of operations include the accounts of ModivCare Inc. and our subsidiaries for the three and six months ended June 30, 2023.

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

Impairment of goodwill. We determined that based on our qualitative assessment for each reporting unit, qualitative factors existed which required us to test our goodwill for impairment. As a result of the impairment evaluation, we determined that the goodwill within our Personal Care and RPM reporting units was impaired.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended June 30, 2023 on the Company’s borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment, presented net of related taxes.

Income tax (provision) benefit. The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Segment Reporting

Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our CODM manages our business, makes operating decisions and evaluates operating performance.

We operate four reportable business segments: NEMT, Personal Care, RPM, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The Personal Care segment provides non-medical personal care and home health services. The RPM segment provides remote patient monitoring solutions. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. The operating results of the NEMT, Personal Care and RPM segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to the Corporate operations of the Company

See Note 3, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Q2 2023 compared to Q2 2022

Consolidated Results. The following table sets forth results of operations and the percentage of Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q2 2023 and Q2 2022 (in thousands):

	Three months ended June 30,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$699,107	100.0%	$628,215	100.0%
Grant income	2,634	0.4%	3,330	0.5%

Operating expenses:
Service expense	589,255	84.3%	504,230	80.3%
General and administrative expense	79,240	11.3%	79,411	12.6%
Depreciation and amortization	25,909	3.7%	24,758	3.9%
Impairment of goodwill	183,100	26.2%	—	—%
Total operating expenses	877,504	125.5%	608,399	96.8%

Operating income (loss)	(175,763)	(25.1)%	23,146	3.7%

Interest expense, net	16,967	2.4%	15,472	2.5%
Income (loss) before income taxes and equity method investment	(192,730)	(27.6)%	7,674	1.2%
Income tax (provision) benefit	830	0.1%	(2,291)	(0.4)%
Equity in net income (loss) of investee, net of tax	956	0.1%	(2,055)	(0.3)%
Net income (loss)	$(190,944)	(27.3)%	$3,328	0.5%

Service revenue, net. Consolidated service revenue, net, for Q2 2023 increased $70.9 million, or 11.3%, compared to Q2 2022. Service revenue, net, for our NEMT segment increased by $48.2 million, primarily due to higher membership and monthly rate per member when compared to Q2 2022. Service revenue, net, further increased by $17.6 million for our Personal Care segment, primarily due to higher hours worked by our caregivers in Q2 2023 as compared to Q2 2022. Service revenue, net, increased by $2.5 million for our RPM segment, due to an increase in average monthly members as compared to Q2 2022. See our Results of Operations - Segments, for further discussion.

Grant income. The Company recognized income of approximately $2.6 million during the three months ended June 30, 2023 and $3.3 million during the three months ended June 30, 2022 related to government grant distributions received, primarily under the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Three months ended June 30,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$377,192	54.0%	$317,213	50.5%
Payroll and related costs	192,917	27.6%	171,144	27.2%
Other service expenses	19,146	2.7%	15,873	2.5%
Total service expense	$589,255	84.3%	$504,230	80.3%

Service expense for Q2 2023 increased $85.0 million, or 16.9%, compared to Q2 2022 primarily due to higher purchased services costs in the NEMT segment of $60.0 million driven by higher third-party transportation costs due to persistent wage pressure and an increased number of trips. Transportation and payroll costs increased primarily as a result of higher trip volume across multiple contracts and higher wage rates at our contact and operations centers. This increase was also driven by higher service expense of $14.0 million in our Personal Care segment, primarily related to an increase in hours worked and higher wage rates paid for our caregivers.

General and administrative expense. General and administrative expense for Q2 2023 decreased $0.2 million, or 0.2%, compared to Q2 2022. General and administrative expense, expressed as a percentage of service revenue, net decreased to 11.3% for Q2 2023 compared to 12.6% for Q2 2022.

Depreciation and amortization. Depreciation and amortization for Q2 2023 increased $1.2 million or 4.6% compared to Q2 2022 primarily as a result of $0.9 million of additional depreciation and amortization expense at the RPM segment related to the assets acquired in May 2022 in the acquisition of Guardian Medical Monitoring ("GMM"). For details on the acquisition, see Note 3 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2022 filed on March 7, 2023.

Impairment of goodwill. Impairment of goodwill for Q2 2023 was $183.1 million and was driven by goodwill impairments recorded at our Personal Care and RPM reporting units. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net, for Q2 2023 and Q2 2022 was $17.0 million and $15.5 million, respectively. During Q2 2023, we incurred $8.1 million and $6.6 million of interest expense related to the Senior Notes due 2025 and 2029, respectively. The remainder of the interest expense in Q2 2023 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net income of investee, net of tax, for Q2 2023 of $1.0 million and our equity in net loss of investee, net of tax, of $2.1 million for Q2 2022 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax (provision) benefit. Our effective tax rates from operations for Q2 2023 and Q2 2022 were a tax benefit of 0.4% and a tax provision of 29.9%, respectively. For Q2 2023, the effective tax rate for the benefit was significantly lower than the U.S. federal statutory rate of 21.0% primarily due to the nondeductible goodwill impairment. For Q2 2022, the effective rate for the provision was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table sets forth results of operations and the percentage of consolidated total revenues represented by items in our condensed consolidated statements of operations for the six months ended June 30, 2023, which we refer to as “YTD 2023”, and for the six months ended June 30, 2022, which we refer to as “YTD 2022” (in thousands):

	Six months ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$1,361,413	100.0%	$1,202,690	100.0%
Grant income	4,098	0.3%	3,798	0.3%

Operating expenses:
Service expense	1,139,521	83.7%	963,545	80.1%
General and administrative expense	158,953	11.7%	156,219	13.0%
Depreciation and amortization	51,602	3.8%	48,704	4.0%
Impairment of goodwill	183,100	13.4%	—	—%
Total operating expenses	1,533,176	112.6%	1,168,468	97.2%

Operating income (loss)	(167,665)	(12.3)%	38,020	3.2%

Interest expense, net	32,925	2.4%	30,872	2.6%
Income (loss) before income taxes and equity method investment	(200,590)	(14.7)%	7,148	0.6%
Income tax (provision) benefit	2,703	0.2%	(1,930)	(0.2)%
Equity in net income (loss) of investee, net of tax	2,981	0.2%	(1,572)	(0.1)%
Net income (loss)	$(194,906)	(14.3)%	$3,646	0.3%

Service revenue, net. Consolidated service revenue, net, for YTD 2023 increased $158.7 million, or 13.2%, compared to YTD 2022. Service revenue, net, for the NEMT segment increased by $116.8 million, primarily due to higher membership and monthly rate per member when compared to YTD 2022. Service revenue, net, further increased by $32.0 million for our Personal Care segment, primarily related to additional hours worked by our care providers during YTD 2023 when compared to YTD 2022. Service revenue, net also increased due to the inclusion of $7.3 million for our RPM segment, of which $7.0 million is the result of the operating results of GMM which was acquired in May 2022. See our Results of Operations - Segments, for further discussion.

Grant income. The Company recognized income of approximately $4.1 million for YTD 2023 compared to $3.8 million during YTD 2022 related to government grant distributions received, primarily under the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Six months ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$721,612	53.0%	$595,160	49.5%
Payroll and related costs	382,562	28.1%	338,591	28.2%
Other service expenses	35,347	2.6%	29,794	2.5%
Total service expense	$1,139,521	83.7%	$963,545	80.1%

Service expense for YTD 2023 increased $176.0 million, or 18.3%, compared to YTD 2022 due to higher purchased services of $126.5 million related to an increase in transportation costs for the NEMT segment. Payroll and related costs increased by $44.0 million, primarily related to increased labor costs across all of our segments, as well as the increased wages associated with the acquisition of GMM in May 2022.

General and administrative expense. General and administrative expense for YTD 2023 increased $2.7 million, or 1.8%, compared to YTD 2022. The increase was primarily attributable to an increase of personnel related expenses and integration activities. General and administrative expense, expressed as a percentage of service revenue, net decreased to 11.7% for YTD 2023 compared to 13.0% for YTD 2022.

Depreciation and amortization. Depreciation and amortization for YTD 2023 increased $2.9 million, or 6.0%, compared to YTD 2022, primarily as a result of intangible assets brought on under the acquisition of GMM in May 2022.

Impairment of goodwill. Impairment of goodwill for YTD 2023 was $183.1 million and was driven by goodwill impairments that were recorded at our Personal Care and RPM reporting units. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net for YTD 2023 was $32.9 million and for YTD 2022 was $30.9 million. During YTD 2023, we incurred $16.1 million and $13.2 million of interest expense related to the Senior Notes due 2025 and 2029, respectively. The remainder of the interest expense during YTD 2023 is related to interest and fees on the credit facility. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. For YTD 2023, our equity in net income of investee, net of tax is $3.0 million, compared to our equity in net loss of investee, net of tax for YTD 2022 of $1.6 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax (provision) benefit. Our effective tax rates from operations for YTD 2023 and YTD 2022 were a tax benefit of 1.3% and a tax provision of 27.0%, respectively. The YTD 2023 effective tax rate for the benefit was significantly lower than the U.S. federal statutory rate of 21.0% primarily due to the nondeductible goodwill impairment. The YTD 2022 effective tax rate for the provision was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments:

NEMT Segment

(in thousands, except for Revenue per member per month, Revenue per trip, and Service expense per trip)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$496,975	100.0%	$448,733	100.0%	$966,438	100.0%	$849,653	100.0%

Service expense	441,897	88.9%	373,724	83.3%	849,583	87.9%	705,820	83.1%
General and administrative expense	28,337	5.7%	33,588	7.5%	62,212	6.4%	70,921	8.3%
Depreciation and amortization	6,739	1.4%	7,392	1.6%	13,505	1.4%	14,497	1.7%
Operating income	$20,002	4.0%	$34,029	7.6%	$41,138	4.3%	$58,415	6.9%

Business Metrics(1)
Total paid trips	8,735		7,831		16,937		14,942
Average monthly members	34,312		33,792		34,008		32,984

Revenue per member per month	$4.83		$4.43		$4.74		$4.29
Revenue per trip	$56.89		$57.30		$57.06		$56.86
Service expense per trip	$50.59		$47.72		$50.16		$47.24
Monthly utilization	8.5%		7.7%		8.3%		7.6%

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

Service revenue, net. Service revenue, net, increased by $48.2 million, or 10.8%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase is primarily attributable to a 9.0% increase in revenue per member per month due to contract repricing and the partial pass-through of costs associated with higher trip utilization in our shared risk contracts, along with a 1.5% increase in average monthly members. Service revenue, net, increased by $116.8 million, or 13.7%, during the six months ended June 30, 2023, primarily attributable to a 10.5% increase in revenue per member per month driven by the same reason as above, including a 3.1% increase in average monthly membership.

The increase in average monthly members drove higher revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared risk of transportation volumes. Member growth was anticipated under existing contracts, but it was partially offset by delayed contract wins, certain contract losses, and the impacts of Medicaid redetermination. Most capitated contracts have been restructured to shared risk, resulting in increased rate per member with higher trip volume but not fully offsetting the rise in service expense, leading to a decrease in overall margin. Furthermore, higher trip volume in full risk contracts does not result in corresponding rate increases, and thus, does not contribute to increases in revenue. Trip volume increases also positively affected revenue for fee-for-service contracts due to a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$377,192	75.9%	$317,213	70.7%	$721,612	74.7%	$595,160	70.0%
Payroll and related costs	51,697	10.4%	45,795	10.2%	103,733	10.7%	90,756	10.7%
Other service expenses	13,008	2.6%	10,716	2.4%	24,238	2.5%	19,904	2.3%
Total service expense	$441,897	88.9%	$373,724	83.3%	$849,583	87.9%	$705,820	83.1%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $68.2 million, or 18.2%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily related to higher purchased services of $60.0 million. Service expense increased by $143.8 million and 20.4% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in purchased services of $126.5 million. The increase in purchased services is related to increases in transportation costs driven by higher trip volume and rate pressures, leading to higher cost per trip in the current year. Trip volume for the three-months and six-months ended June 30, 2023 increased by 11.5% and 13.4% when compared to the same period in the prior year, and cost per trip increased by 6.0% and 6.2% over the same time periods.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $5.3 million, or 15.6%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily as a result of lower professional service costs. General and administrative expense decreased by $8.7 million, or 12.3%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily as a result of lower professional service costs.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million, or 8.8%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, and decreased by $1.0 million, or 6.8%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily as a result of certain intangible assets being fully amortized during the period.

Personal Care Segment

(in thousands, except Service revenue per hour and Service expense per hour)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$180,325	100.0%	$162,737	100.0%	$354,456	100.0%	$322,435	100.0%
Grant income	2,634	1.5%	3,330	2.0%	4,098	1.2%	3,798	1.2%

Service expense	138,468	76.8%	124,445	76.5%	274,558	77.5%	246,677	76.5%
General and administrative expense	20,565	11.4%	23,346	14.3%	43,228	12.2%	46,479	14.4%
Depreciation and amortization	12,872	7.1%	12,552	7.7%	25,740	7.3%	25,057	7.8%
Impairment of goodwill	137,331	76.2%	—	—%	137,331	38.7%	—	—%
Operating income (loss)	$(126,277)	(70.0)%	$5,724	3.5%	$(122,303)	(34.5)%	$8,020	2.5%

Business Metrics(1)
Total hours	6,933		6,705		13,757		13,240
Service revenue per hour	$26.01		$24.27		$25.77		$24.35
Service expense per hour	$19.97		$18.56		$19.96		$18.63

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

Service revenue, net. Personal care service contracts are generally structured as fee-for-service contracts, with revenue driven by hours worked by our personal care providers. Service revenue, net, increased by $17.6 million, or 10.8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to 3.4% higher hours worked by personal care providers in Q2 2023 as compared to Q2 2022, as well as 7.2% higher rates per member. Service revenue, net increased by $32.0 million, or 9.9%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to 3.9% higher hours worked by personal care providers during the six months ending June 30, 2023 as compared to the six months ending June 30, 2022, as well as 5.8% higher rates per member.

Grant Income. In the three months ended June 30, 2023 and 2022, the Company recognized income for government grant distributions received of $2.6 million and $3.3 million, respectively, primarily from the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our Personal Care segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19. In the six months ended June 30, 2023 and 2022, the Company recognized income for government grant distributions received of $4.1 million and $3.8 million, respectively.

Service expense. Service expense components for the Personal Care segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$137,681	76.4%	$122,375	75.2%	$272,074	76.8%	$242,512	75.2%
Other service expenses	787	0.4%	2,070	1.3%	2,484	0.7%	4,165	1.3%
Total service expense	$138,468	76.8%	$124,445	76.5%	$274,558	77.5%	$246,677	76.5%

Service expense for our Personal Care segment primarily consists of salaries for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense for the three months ended June 30, 2023 increased by $14.0 million, or 11.3%, as compared to the three months ended June 30, 2022, primarily as a result of a 7.6% increase in service expense per hour, driven primarily by increased wage rates for our caregivers, predominately from wage pressures in New York, as well as a 3.4% increase in hours of service during Q2 2023. Service expense for the six months ended June 30, 2023 increased by $27.9 million or 11.3%, as compared to the six months ended June 30, 2022, primarily as a result of a 7.1% increase in service expense per hour and a 3.9% increase in hours of service during the six months ended June 30, 2023.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the Personal Care segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $2.8 million, or 11.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and decreased by $3.3 million or 7.0%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease is primarily related to lower insurance-related expense and lower legal fees during the six months ended June 30, 2023.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.3 million, or 2.5%, for the three months ended June 30, 2023 as compared to 2022, primarily due to amortization expense on the intangible assets brought on under an asset acquisition completed in Q2 2022. Depreciation and amortization expense increased by $0.7 million or 2.7% for the six months ended June 30, 2023 as compared to 2022, primarily due to the reason discussed above.

Impairment of goodwill. As a result of our annual goodwill assessment, we determined that the goodwill within our Personal Care reporting unit was impaired which resulted in an impairment of goodwill charge of $137.3 million during the three and six months ended June 30, 2023.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$19,211	100.0%	$16,745	100.0%	$37,923	100.0%	$30,602	100.0%

Service expense	6,705	34.9%	6,061	36.2%	13,195	34.8%	11,048	36.1%
General and administrative expense	5,327	27.7%	6,742	40.3%	11,096	29.3%	11,704	38.2%
Depreciation and amortization	6,059	31.5%	4,606	27.5%	11,913	31.4%	8,734	28.5%
Impairment of goodwill	45,769	238.2%	—	—%	45,769	120.7%	—	—%
Operating income (loss)	$(44,649)	(232.4)%	$(664)	(4.0)%	$(44,050)	(116.2)%	$(884)	(2.9)%

Business Metrics(1)
Average monthly members	240		203		237		186
Revenue per member per month	$26.68		$27.50		$26.67		$27.42
Service expense per member per month	$9.31		$9.95		$9.28		$9.90

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

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month, and therefore revenue is generally driven by number of enrolled members. Service revenue, net, increased by $2.5 million, or 14.7%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily related to incremental revenue of $2.3 million from the GMM acquisition that occurred in May 2022. Service revenue, net, increased by $7.3 million, or 23.9%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily related to incremental revenue of $7.0 million from the GMM acquisition discussed above.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$3,311	17.2%	$2,974	17.8%	$6,527	17.2%	$5,323	17.4%
Other service expenses	3,394	17.7%	3,087	18.4%	6,668	17.6%	5,725	18.7%
Total service expense	$6,705	34.9%	$6,061	36.2%	$13,195	34.8%	$11,048	36.1%

Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked. Service expense for the three months ended June 30, 2023, increased $0.6 million, or 10.6%, as compared to the three months ended June 30, 2022, primarily as a result of an increase of $0.3 million in direct wages driven by the additional hours worked to service the 18.2% increase in average monthly members primarily attributable to the acquisition of GMM in May 2022. Service expense for the six months ended June 30, 2023 increased $2.1 million, or 19.4%, as compared to the six months ended June 30, 2022, primarily as a result of an increase of $1.2 million in direct wages driven by the additional hours worked to service the 27.4% increase in average monthly members.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $1.4 million, or 21.0%, for the three months ended June 30, 2023 as compared to 2022, primarily related to a decrease of $0.9 million in legal costs associated with the acquisition of GMM in May 2022, and decreased by $0.6 million, or 5.2%, for the six months ended June 30, 2023 as compared to 2022.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.5 million, or 31.5%, for the three months ended June 30, 2023 as compared to June 30, 2022, primarily related to additional depreciation and amortization expense of $0.9 million related to the assets acquired in May 2022 from the acquisition of GMM. Depreciation and amortization expense increased by $3.2 million, or 36.4%,for the six months ended June 30, 2023 as compared to June 30, 2022, primarily related to additional depreciation and amortization expense of $2.0 million related to the assets acquired from the acquisition of GMM discussed above.

Impairment of goodwill. As a result of our annual goodwill assessment, we determined that the goodwill within our RPM reporting unit was impaired which resulted in an impairment of goodwill charge of $45.8 million during the three and six months ended June 30, 2023.

Corporate and Other Segment

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Amount	Amount	Amount	Amount
Service revenue, net	$2,596	$—	$2,596	$—

Service expense	2,185	—	2,185	—
General and administrative expense	25,011	15,735	42,417	27,115
Depreciation and amortization	239	208	444	416
Operating income (loss)	$(24,839)	$(15,943)	$(42,450)	$(27,531)

Our Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. This segment also includes the results of our equity investment in Matrix and the operating results of investments in innovation related to data analytics products and solutions, which contributes to our strategic investment in growth.

Service revenue, net and Service expense: At the end of the first quarter of 2023, we made an investment in innovation related to our data analytics capabilities within our Corporate and Other segment, which contributes to service revenue and service expense.

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment includes costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. The general and administrative expense increased by $9.3 million and $15.3 million for the three and six months ended June 30, 2023, respectively, as compared to 2022. This increase is primarily related to software implementation costs for ongoing system integration projects, including the Personal Care and RPM general ledger and personnel management system integrations. This balance has also increased due to consulting costs and litigation costs related to executive turnover.

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

Cash flow used in operating activities during the three months ended June 30, 2023 was $110.9 million. Our balance of cash and cash equivalents, including restricted cash, was $7.5 million and $15.0 million at June 30, 2023 and December 31, 2022, respectively. We had restricted cash of $0.6 million and $0.5 million at June 30, 2023 and December 31, 2022, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2023 cash flows compared to YTD 2022

Operating activities. Cash used in operating activities was $110.9 million for YTD 2023 compared to cash provided by operating activities of $51.2 million for YTD 2022. The decrease of $162.1 million was primarily a result of a decrease in cash provided by changes in working capital of $152.6 million. The working capital changes were related to a decrease in the change in accrued contract payables of $85.3 million primarily related to repayments on previously accrued contract payable amounts combined with lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes during YTD 2023. Also contributing to the decrease in working capital is a decrease in the change in accrued transportation costs of $30.7 million primarily related to timing of vendor payments to our transportation providers, an increase in the change in the contract receivables balance of $26.6 million primarily related to a build of receivables related to certain risk corridor, profit rebate, and reconciliation contracts, and an increase in cash used for prepaid expenses and other assets of $17.5 million as compared to YTD 2022.

Investing activities. Net cash used in investing activities was $22.3 million in YTD 2023, which decreased by $72.5 million as compared to YTD 2022, primarily as a result of acquisition activity during YTD 2022 related to the GMM acquisition.

Financing activities. Net cash provided by financing activities was $125.6 million for YTD 2023, compared to cash used in financing activities of $1.9 million for YTD 2022. The change of $127.5 million was primarily a result of proceeds from our short-term borrowing on our Credit Facility of $126.5 million during YTD 2023, compared to no proceeds from debt or other short-term borrowings during YTD 2022.

Obligations and commitments

Senior Unsecured Notes. On November 4, 2020, the Company issued $500.0 million in aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “Senior Notes due 2025”). Subsequently, on August 24, 2021, the Company issued an additional $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “Senior Notes due 2029” and, together with the Senior Notes due 2025, the “Notes”). For information related to the Company's Senior Unsecured Notes, refer to Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Credit Facility. The Company is a party to the amended and restated credit agreement, dated as of February 3, 2022, (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $325.0 million. The Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. On June 26, 2023, the Company entered into an Amendment No. 1 (the "First Amendment") to the Credit Agreement which amended and restated the maximum permitted Total Net Leverage Ratio under the Credit Agreement. For information related to the Company's Credit Facility, refer to Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $6.9 million and accounts receivable, contract receivables, and other receivables of $346.1 million. Liquid liabilities which totaled $702.9 million at period end as detailed in the table below, included $66.3 million in guarantees and letters of credit that are not expected to be paid in cash in the next 12 months. Other sources of liquidity include amounts currently available under our Credit Facility of up to approximately $123.0 million as of June 30, 2023 based on our total net debt leverage ratio covenant of 5.25:1.00, and expected future cash generated from operations.

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

The Company has cash requirements of $702.9 million due in one year or less in addition to $1,278.5 million due in more than one year as of June 30, 2023. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of June 30, 2023 (in thousands):

	At June 30, 2023
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$1,000,000	$—	$1,000,000
Interest(1)	226,854	56,111	170,743
Contracts payable(2)	109,094	109,094	—
Transportation costs(3)	94,118	94,118	—
Deferred tax liabilities(4)	46,972	—	46,972
Operating leases(5)	41,694	9,298	32,396
Guarantees(6)	30,815	27,212	3,603
Letters of credit(6)	39,074	39,074	—
Purchased service commitment(7)	72,000	47,250	24,750
Short-term borrowings(8)	126,500	126,500	—
Other current cash obligations(9)	194,225	194,225	—
Total	$1,981,346	$702,882	$1,278,464

(1)See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of June 30, 2023. Interest payments on our short-term borrowings have been calculated by taking the expected borrowing on the Credit Facility for the next year at the interest rate of 9.1%.
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
(8)Short-term borrowings shown in the table were provided by our Credit Facility and reduced our availability under the related Credit Agreement. See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Credit Facility.

(9)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of June 30, 2023, including accounts payable and accrued expenses as detailed at Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We had $126.5 million of short-term borrowings outstanding on the Credit Facility and $39.1 million of outstanding letters of credit under the Credit Facility at June 30, 2023. Interest rates on the outstanding principal amount of the Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of June 30, 2023 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $1.3 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, such disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
During the six months ended June 30, 2023, our management continued updating certain internal controls and supporting processes to address the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2022. The remediation plan put into place by management includes working with our third-party specialist to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. Key focus areas have been identified as general information technology control (GITC) deficiencies, payroll controls, revenue process controls and risk assessment related to changes and business acquisitions.
To that effect, the Company has:
•Designed and implemented a new suite of internal controls with appropriate authorities around the payroll process at the NEMT and Corporate and Other segments.
•Continued to execute our enhanced risk assessment process to identify and assess changes in our internal control environment, specifically related to new information technology ("IT") systems and newly acquired companies.
•Continued to design, enhance and implement GITCs, including change management and logical access controls, to support process-level automated controls intended to ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete.

The Company is focused on projects that address processes and technologies to integrate each of the business segments into One ModivCare and standardize our control environment. Given the nature and complexity of the integration, management expects that the test of operating effectiveness of remediation will extend into 2024 for the Personal Care segment. The material weakness will not be considered remediated until the remediation plan has been implemented and there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Management will continue to monitor the progress of these efforts to ensure remediation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) of Common Stock Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (000’s)(1)
April 1, 2023 to April 30, 2023	3,028	(2)	$70.94	—	$—

May 1, 2023 to May 31, 2023	—		$—	—	$—

June 1, 2023 to June 30, 2023	110	(2)	$47.95	—	$—

Total	3,138			—	$—

(1)     No stock repurchase program was authorized during the period ended June 30, 2023.

(2)     Redeemed shares of Common Stock issuable in respect of vested restricted stock tendered in lieu of cash for payment of income tax withholding amounts by participants in the Company’s 2006 Plan (as defined below). These shares were not part of a publicly announced program to purchase common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of the registrant, as filed with the Secretary of State of Delaware on December 9, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant's annual report on Form 10-K filed with the SEC on March 1, 2021).

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the registrant, dated as of May 6, 2015 (Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed with the SEC on May 7, 2015).

3.3
Second Amendment to the Second Amended and Restated Certificate of Incorporation of the registrant, effective January 6, 2021 (Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed with the SEC on January 6, 2021).

3.4
Third Amendment to the Second Amended and Restated Certificate of Incorporation of the registrant, effective June 13, 2023 (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2023).

3.5
Amended and Restated Bylaws of the registrant, effective January 6, 2021 (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2021).

3.6
Amendment to the Amended and Restated Bylaws of the registrant, effective June 13, 2023 (Incorporated by reference to Exhibit 3.2 to the registrant's current report on Form 8-K filed with the SEC on June 15, 2023).

4.1
Indenture for 5.875% Senior Notes Due 2025 dated as of November 4, 2020, between the registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on November 12, 2020).

4.2
Indenture for 5.000% Senior Notes Due 2029 dated as of August 24, 2021, between ModivCare Escrow Issuer, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on August 24, 2021).

10.1
Amendment No. 1, dated as of June 26, 2023, to Credit Agreement, dated as of February 3, 2022, among ModivCare Inc., the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 26, 2023).

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

99.1	Settlement Agreement and Release, dated May 18, 2023 (Incorporated by reference to Exhibit 99.1 to the registrant's current report on Form 8-K filed with the SEC on May 18, 2023).

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: August 3, 2023	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Duly Authorized Officer)

Date: August 3, 2023	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Financial Officer
(Principal Financial Officer)