Form 10-Q
period 2023-09-30
ModivCare Inc
filed 2023-11-03
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
(303) 728-7012
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

As of October 27, 2023, there were 14,186,655 shares outstanding (excluding treasury shares of 5,428,370) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,070	$14,451
Accounts receivable, net of allowance of $1,396 and $2,078, respectively	202,701	223,210
Contract receivables	129,275	71,131
Other receivables	8,782	2,506
Prepaid expenses and other current assets	38,569	34,332
Restricted cash	544	524
Total current assets	387,941	346,154
Property and equipment, net	81,419	69,138
Goodwill	785,554	968,654
Payor network, net	346,109	391,980
Other intangible assets, net	34,482	47,429
Equity investment	45,207	41,303
Operating lease right-of-use assets	39,744	39,405
Other assets	42,630	40,209
Total assets	$1,763,086	$1,944,272
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,834	$54,959
Accrued contract payables	133,576	194,287
Accrued transportation costs	102,974	96,851
Accrued expenses and other current liabilities	146,564	135,860
Current portion of operating lease liabilities	8,902	9,640
Short-term borrowings	83,000	—
Total current liabilities	516,850	491,597
Long-term debt, net of deferred financing costs of $17,370 and $20,639, respectively	982,630	979,361
Deferred tax liabilities	42,001	57,236
Operating lease liabilities, less current portion	33,397	32,088
Other long-term liabilities	29,347	29,434
Total liabilities	1,604,225	1,589,716
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,771,636 and 19,729,923, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	448,443	444,255
Retained earnings (accumulated deficit)	(19,185)	180,023
Treasury shares, at cost, 5,575,275 and 5,573,529 shares, respectively	(270,417)	(269,742)
Total stockholders’ equity	158,861	354,556
Total liabilities and stockholders’ equity	$1,763,086	$1,944,272

 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service revenue, net	$686,925	$647,782	$2,048,338	$1,850,472
Grant income (Note 2)	551	789	4,649	4,587

Operating expenses:
Service expense	579,214	534,563	1,718,735	1,498,108
General and administrative expense	70,142	75,889	229,095	232,108
Depreciation and amortization	26,077	25,672	77,679	74,376
Impairment of goodwill	—	—	183,100	—
Total operating expenses	675,433	636,124	2,208,609	1,804,592

Operating income (loss)	12,043	12,447	(155,622)	50,467

Interest expense, net	17,844	15,557	50,769	46,429
Income (loss) before income taxes and equity method investment	(5,801)	(3,110)	(206,391)	4,038
Income tax (provision) benefit	1,659	1,053	4,362	(877)
Equity in net income (loss) of investee, net of tax	(160)	(26,448)	2,821	(28,020)
Net loss	$(4,302)	$(28,505)	$(199,208)	$(24,859)

Loss per common share:
Basic	$(0.30)	$(2.03)	$(14.06)	$(1.77)
Diluted	$(0.30)	$(2.03)	$(14.06)	$(1.77)

Weighted-average number of common shares outstanding:
Basic	14,182,839	14,051,794	14,169,537	14,041,224
Diluted	14,182,839	14,051,794	14,169,537	14,041,224

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(199,208)	$(24,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,212	14,398
Amortization	59,467	59,978
Stock-based compensation	4,029	5,152
Deferred income taxes	(15,235)	(31,232)
Impairment of goodwill	183,100	—
Amortization of deferred financing costs and debt discount	3,907	3,878
Other assets	(2,421)	(8,448)
Equity in net (income) loss of investee	(3,915)	38,883
Reduction of right-of-use assets	9,875	8,680
Changes in operating assets and liabilities:
Accounts receivable and other receivables	14,242	4,403
Contract receivables	(58,143)	(35,580)
Prepaid expenses and other current assets	(4,499)	4,254
Accrued contract payables	(60,710)	(37,786)
Accounts payable and accrued expenses	(2,422)	55,887
Accrued transportation costs	6,123	(13,180)
Other long-term liabilities	(9,729)	1,098
Net cash provided by (used in) operating activities	(57,327)	45,526
Investing activities
Purchase of property and equipment	(31,143)	(25,518)
Acquisitions, net of cash acquired	—	(78,872)
Net cash used in investing activities	(31,143)	(104,390)
Financing activities
Net proceeds from short-term borrowings	83,000	—
Payment of debt issuance costs	(376)	(2,415)
Proceeds from common stock issued pursuant to stock option exercise	31	1,237
Restricted stock surrendered for employee tax payment	(861)	(649)
Other financing activities	315	—
Net cash provided by (used in) financing activities	82,109	(1,827)
Net change in cash, cash equivalents and restricted cash	(6,361)	(60,691)
Cash, cash equivalents and restricted cash at beginning of period	14,975	133,422
Cash, cash equivalents and restricted cash at end of period	$8,614	$72,731

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Nine months ended September 30,
Supplemental cash flow information	2023	2022
Cash paid for interest	$32,816	$31,460
Cash paid for income taxes	$8,348	$4,159
Assets acquired under operating leases	$10,214	$3,298
Acquisitions:
Purchase price	$—	$79,199
Less:
Cash acquired	—	327
Acquisitions, net of cash acquired	$—	$78,872

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Nine months ended September 30, 2023

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(3,962)	—	—	(3,962)
Stock-based compensation	—	—	1,039	—	—	—	1,039
Restricted stock issued	24,903	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	6,000	(620)	(620)
Shares issued for bonus settlement and director stipends	1,006	—	85	—	—	—	85
Balance at March 31, 2023	19,755,832	$20	$445,379	$176,061	5,579,529	$(270,362)	$351,098
Net loss	—	—	—	(190,944)	—	—	(190,944)
Stock-based compensation	—	—	1,021	—	—	—	1,021
Exercise of employee stock options	549	—	31	—	—	—	31
Restricted stock issued	9,116	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,138	(221)	(221)
Shares issued for bonus settlement and director stipends	1,871	—	85	—	—	—	85
Shares issued for ESPP	—	—	178	—	(7,874)	193	371
Balance at June 30, 2023	19,767,368	$20	$446,694	$(14,883)	5,574,793	$(270,390)	$161,441
Net loss	—	—	—	(4,302)	—	—	(4,302)
Stock-based compensation	—	—	1,664	—	—	—	1,664
Restricted stock issued	1,583	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	482	(27)	(27)
Shares issued for bonus settlement and director stipends	2,685	—	85	—	—	—	85
Balance at September 30, 2023	19,771,636	$20	$448,443	$(19,185)	5,575,275	$(270,417)	$158,861

	Nine months ended September 30, 2022

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net income	—	—	—	318	—	—	318
Stock-based compensation	—	—	1,963	—	—	—	1,963
Exercise of employee stock options	20,683	—	1,138	—	—	—	1,138
Restricted stock issued	16,306	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,179	(572)	(572)
Shares issued for bonus settlement and director stipends	732	—	86	—	—	—	86
Balance at March 31, 2022	19,627,143	$20	$433,636	$212,147	5,574,162	$(269,603)	$376,200
Net income	—	—	—	3,328	—	—	3,328
Stock-based compensation	—	—	2,363	—	—	—	2,363
Exercise of employee stock options	16	—	—	—	—	—	—
Restricted stock forfeited	(551)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	322	(36)	(36)
Shares issued for bonus settlement and director stipends	1,000	—	85	—	—	—	85
Balance at June 30, 2022	19,627,608	$20	$436,084	$215,475	5,574,484	$(269,639)	$381,940
Net loss	—	—	—	(28,505)	—	—	(28,505)
Stock-based compensation	—	—	570	—	—	—	570
Exercise of employee stock options	3,381	—	100	—	—	—	100
Restricted stock issued	914	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	421	(42)	(42)
Shares issued for bonus settlement and director stipends	846	—	85	—	—	—	85
Balance at September 30, 2022	19,632,749	$20	$436,839	$186,970	5,574,905	$(269,681)	$354,148

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2023

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve overall health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring ("RPM") solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring, medication management and data-driven patient engagement solutions.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets, and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for our publicly traded debt securities are based on quoted market prices, when available. See Note 9, Debt, for the fair value of our long-term debt.

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

As a result of the Company's annual goodwill assessment during the second quarter of 2023, the Company recorded a $183.1 million impairment of goodwill within its Personal Care and Remote Patient Monitoring reporting units. The Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result, the Company performed a quantitative assessment and determined that the goodwill at its PCS and RPM reporting units was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

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

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of September 30, 2023 and December 31, 2022, capitalized costs associated with CCA, net of accumulated amortization were $14.6 million and $11.9 million, respectively. The value of accumulated amortization as of September 30, 2023 and December 31, 2022 was $4.1 million and $2.2 million, respectively. Amortization expense during the three months ended September 30, 2023 and 2022, totaled $0.6 million and $0.5 million, respectively, and during the nine months ended September 30, 2023 and 2022, totaled $1.8 million and $0.9 million, respectively.

Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services directly to its customers at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing these services. The Company's performance obligations are driven by its different segments of business and primarily consist of integrated service offerings to provide non-emergency medical transportation, personal care services, or remote monitoring services directly to its customers. The Company receives payment for providing these services from third-party payors that include federal, state, and local governmental agencies, managed care organizations, and private consumers. In the NEMT segment, the Company's performance obligation is to stand ready to perform transportation-related activities, including the management, fulfillment, and recordkeeping activities associated with such services. In the PCS segment, the Company's performance obligation is to deliver patient care services in accordance with the nature and frequency of services outlined in each contract. In the RPM segment, the Company's performance obligation is to stand ready to perform monitoring services in the form of personal emergency response system monitoring, vitals monitoring, and other monitoring services, as contractually agreed upon. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time which aligns the pattern of transfer of promised services with the value received by the customer for the performance completed to date.

The Company holds different contract types under its different segments of business. In the NEMT segment, there are both capitated contracts, under which payors pay a fixed amount monthly per eligible member and revenue is recognized over each distinct service period, and fee-for-service ("FFS") contracts, under which the Company bills and collects a specified amount for each service that is provided and revenue is recognized using the right to invoice practical expedient. In the PCS segment, contracts are also FFS, and service revenue is reported at the estimated net realizable amount from patients and third-party payors for services rendered and revenue is recognized using the right to invoice practical expedient. Under RPM contracts, payors pay per-enrolled-member-per-month, based on enrolled membership, and revenue is recognized ratably over the contract term. For each contract type, the Company determines the transaction price based on the gross charges for services provided, reduced by estimates for contractual adjustments due to settlements of audits and payment reviews from third-party payors. The Company determines the estimated revenue adjustments at each segment based on our historical experience with various third-party payors and previous results from the claims and adjudication process. The PCS segment uses the portfolio approach to determine the estimated revenue adjustments. See further information in Note 4, Revenue Recognition.

Government Grants

The Company has received government grants primarily under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. During the third quarter of 2023, the Company also filed amended payroll tax returns for 2020 and 2021 to claim refunds for Employee Retention Credits ("ERC"). ERC is a U.S. federal tax credit introduced to support businesses and organizations during the COVID-19 pandemic that was initially established under the CARES Act in 2020 and was later expanded and extended by subsequent legislation, including the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021. The Company received distributions from these government grants of approximately $6.5 million and $1.4 million during the three months ended September 30, 2023 and 2022, respectively, of which $0.6 million and $0.8 million were recognized as grant income during the three months ended September 30, 2023 and 2022, respectively, with the remaining balance recorded in accrued expenses and other current liabilities. During the nine months ended September 30, 2023 and 2022, the Company received distributions of approximately $21.0 million and $10.4 million, respectively, of which $4.6 million was recognized as grant income during each of the the nine months ended September 30, 2023 and 2022, respectively, with the remaining balance recorded in accrued expenses and other current liabilities. Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery.

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

Recent Accounting Pronouncements

The company did not adopt any material new accounting standards during the nine months ended September 30, 2023.

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

•PCS - The Company's PCS segment provides in home personal care services to State and Managed Medicaid, Medicare, and Private Pay patient populations in need of care monitoring and assistance performing activities of daily living;

•RPM - The Company's RPM segment is a provider of remote patient monitoring solutions, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions;

•Corporate and Other - The Company's Corporate and Other segment includes the costs associated with the Company's corporate operations as well as the results of an investment in innovation related to our data analytics capabilities that the Company made at the end of the first quarter of 2023, which contributes to service revenue and service expense. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, the results of this investment in innovation, as well as the results of the Company's Matrix investment.

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$485,951	$179,979	$19,779	$1,216	$686,925
Grant income(1)	—	551	—	—	551

Service expense	428,021	143,078	6,934	1,181	579,214
General and administrative expense	25,433	20,252	5,685	18,772	70,142
Depreciation and amortization	6,814	12,850	6,174	239	26,077
Operating income (loss)	$25,683	$4,350	$986	$(18,976)	$12,043

Equity in net income (loss) of investee, net of tax	$142	$—	$—	$(302)	$(160)
Equity investment	$1,552	$—	$—	$43,655	$45,207
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$512,032	$774,731	$346,257	$130,066	$1,763,086

	Nine months ended September 30, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,452,389	$534,435	$57,702	$3,812	$2,048,338
Grant income(1)	—	4,649	—	—	4,649

Service expense	1,277,604	417,636	20,129	3,366	1,718,735
General and administrative expense	87,645	63,480	16,781	61,189	229,095
Depreciation and amortization	20,319	38,590	18,087	683	77,679
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$66,821	$(117,953)	$(43,064)	$(61,426)	$(155,622)

Equity in net income of investee, net of tax	$984	$—	$—	$1,837	$2,821
Equity investment	$1,552	$—	$—	$43,655	$45,207
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$512,032	$774,731	$346,257	$130,066	$1,763,086

	Three months ended September 30, 2022
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$459,796	$169,226	$18,760	$—	$647,782
Grant income(1)	—	789	—	—	789

Service expense	394,981	132,746	6,836	—	534,563
General and administrative expense	31,815	22,057	5,816	16,201	75,889
Depreciation and amortization	7,079	12,919	5,467	207	25,672
Operating income (loss)	$25,921	$2,293	$641	$(16,408)	$12,447

Equity in net income (loss) of investee, net of tax	$208	$—	$—	$(26,656)	$(26,448)
Equity investment	$208	$—	$—	$43,269	$43,477
Goodwill	$135,186	$552,775	$280,429	$30	$968,420
Total assets	$517,930	$962,425	$402,929	$106,561	$1,989,845

	Nine months ended September 30, 2022
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,309,449	$491,661	$49,362	$—	$1,850,472
Grant income(1)	—	4,587	—	—	4,587

Service expense	1,100,801	379,423	17,884	—	1,498,108
General and administrative expense	102,736	68,536	17,520	43,316	232,108
Depreciation and amortization	21,576	37,976	14,201	623	74,376
Operating income (loss)	$84,336	$10,313	$(243)	$(43,939)	$50,467

Equity in net income (loss) of investee, net of tax	$143	$—	$—	$(28,163)	$(28,020)
Equity investment	$208	$—	$—	$43,269	$43,477
Goodwill	$135,186	$552,775	$280,429	$30	$968,420
Total assets	$517,930	$962,425	$402,929	$106,561	$1,989,845

(1)    Grant income for the PCS segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the SLFRF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

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

PCS Fee-for-service Contracts

PCS FFS revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered based on actual personal care hours provided. Payment for services received from third-party payors includes, but is not limited to, insurance companies, hospitals, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive review and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of retroactive adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

RPM per-member-per-month Contracts

RPM per-member-per-month ("PMPM") revenue consists of revenue from monitoring services provided to the customer. Under RPM contracts, payors pay per-enrolled-member-per-month based on enrolled membership. Consideration is generally fixed for each type of monitoring service and revenue is recognized ratably over the contract term based on the monthly fee paid by customers.

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
NEMT capitated contracts	$412,762	$399,859	$1,239,957	$1,145,694
NEMT FFS contracts	73,189	59,937	212,432	163,755
Total NEMT service revenue, net	485,951	459,796	1,452,389	1,309,449

PCS FFS contracts	179,979	169,226	534,435	491,661
RPM PMPM contracts	19,779	18,760	57,702	49,362
Other service revenue	1,216	—	3,812	—
Total service revenue, net	$686,925	$647,782	$2,048,338	$1,850,472

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.4% and 10.4% were derived from one payor for the three months ended September 30, 2023 and 2022, respectively, and 11.2% and 11.0% were derived from one payor for the nine months ended September 30, 2023 and 2022, respectively. Of the PCS segment's revenue, 11.4% and 12.1% were derived from one payor for the three months ended September 30, 2023 and 2022, respectively, and 11.3% and 12.0%

were derived from one payor for the nine months ended September 30, 2023 and 2022, respectively. Of the RPM segment's revenue, 19.3% and 18.4% were derived from one payor for the three months ended September 30, 2023 and 2022, respectively, and 17.4% and 20.4% were derived from one payor for the nine months ended September 30, 2023 and 2022, respectively.

Revenue Adjustments

During the three months ended September 30, 2023 and 2022, the Company recognized a reduction of $0.8 million and an increase of $1.7 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the nine months ended September 30, 2023 and 2022, the Company recognized a reduction of $3.9 million and an increase of $6.5 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$204,097	$225,288
Allowance for doubtful accounts	(1,396)	(2,078)
Accounts receivable, net	$202,701	$223,210
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Accrued contract payables(1)	$133,576	$194,287
Contract receivables(2)	$129,275	$71,131
Long-term contract receivables(3)	$—	$427
Deferred revenue, current	$2,008	$2,202
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

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2022	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2023
Reconciliation contract payables	$25,853	$1,811	$(18,110)	$9,554
Profit rebate/corridor contract payables	155,161	22,316	(10,873)	166,604
Overpayments and other cash items	13,273	799	(2,610)	11,462
Total contract payables	$194,287	$24,926	$(31,593)	$187,620

Reconciliation contract receivables	$48,153	$22,204	$(5,922)	$64,435
Corridor contract receivables	23,405	14,508	—	37,913
Total contract receivables	$71,558	$36,712	$(5,922)	$102,348

	March 31, 2023	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2023
Reconciliation contract payables	$9,554	$6,687	$(2,749)	$13,492
Profit rebate/corridor contract payables	166,604	17,447	(98,683)	85,368
Overpayments and other cash items	11,462	2,707	(3,935)	10,234
Total contract payables	$187,620	$26,841	$(105,367)	$109,094

Reconciliation contract receivables	$64,435	$16,686	$(15,105)	$66,016
Corridor contract receivables	37,913	16,290	(456)	53,747
Total contract receivables	$102,348	$32,976	$(15,561)	$119,763

	June 30, 2023	Additional Amounts Recorded	Amounts Paid or Settled	September 30, 2023
Reconciliation contract payables	$13,492	$4,763	$(3,034)	$15,221
Profit rebate/corridor contract payables	85,368	10,614	(1,840)	94,142
Overpayments and other cash items	10,234	16,313	(2,334)	24,213
Total contract payables	$109,094	$31,690	$(7,208)	$133,576

Reconciliation contract receivables	$66,016	$14,180	$(19,460)	$60,736
Corridor contract receivables	53,747	14,792	—	68,539
Total contract receivables	$119,763	$28,972	$(19,460)	$129,275

5.    Equity Investment

As of September 30, 2023 and December 31, 2022, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations. During the year ended December 31, 2022, Matrix recorded asset impairment charges of $82.2 million, of which the entire asset impairment charge was recorded during the three and nine months ended September 30, 2022. No asset impairment charges were recorded for the three or nine months ended September 30, 2023.

The Company's gross share of its Matrix's operations for the three months ended September 30, 2023 and September 30, 2022 was a loss of $0.4 million and a loss of $36.1 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $0.3 million and a loss of $26.7 million, respectively. The Company's gross share of its Matrix's operations for the nine months ended September 30, 2023 and September 30, 2022 was income of $2.5 million and a loss of $39.0 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for income of $1.8 million and a loss of $28.2 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2023 and December 31, 2022 totaled $45.2 million and $41.3 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$112,994	$97,750
Long-term assets	$355,143	$373,297
Current liabilities	$34,955	$36,913
Long-term liabilities	$317,806	$325,613

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$84,395	$76,461	$252,973	$235,582
Operating income (loss)	$7,593	$(79,992)	$32,196	$(81,604)
Net income (loss)	$(239)	$(85,081)	$6,976	$(93,211)

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$8,251	$6,334
Deferred ERP implementation costs	5,070	5,817
Prepaid income taxes	4,075	7,186
Deferred financing costs on credit facility	2,864	3,061
Inventory	2,261	2,041
Prepaid rent	1,152	278
Other prepaid expenses	14,896	9,615
Total prepaid expenses and other current assets	$38,569	$34,332

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

Changes in key assumptions from the prior year annual goodwill assessment and the resulting reduction in projected future cash flows included in the current year goodwill test resulted in a decrease in the fair values of the Company's PCS and RPM reporting units such that the fair value of each respective reporting unit was less than its respective carrying value. As a result, during the second quarter of 2023, the Company recorded a non-cash goodwill impairment charge of $137.3 million in the PCS reporting unit and $45.8 million in the RPM reporting unit, which is recorded in “Impairment of goodwill” on the Company’s unaudited condensed consolidated statement of operations. No further impairment was taken during the three months ended September 30, 2023. There was no such goodwill impairment charge in the three and nine months ended September 30, 2022.
Changes in the carrying value of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	RPM	Corporate and Other	Total
Balance at December 31, 2022	$135,186	$552,775	$280,663	$30	$968,654
Impairment of goodwill	—	(137,331)	(45,769)	—	(183,100)
Balance at September 30, 2023	$135,186	$415,444	$234,894	$30	$785,554

The accumulated impairment losses on goodwill totaled $279.1 million as of September 30, 2023 and $96.0 million as of December 31, 2022.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the three and nine months ended September 30, 2023 that would require an impairment test for our intangible assets.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and related liabilities	$47,183	$47,947
Accrued interest	24,855	10,643
Insurance reserves	19,439	17,836
Accrued operating expenses	13,788	18,432
Accrued legal fees	12,002	15,574
Accrued government grants(1)	10,970	7,367
Union pension obligation	2,970	3,665
Deferred revenue	2,008	2,202
Other	13,349	12,194
Total accrued expenses and other current liabilities	$146,564	$135,860

(1)     Accrued government grants include payments received from government entities, primarily in relation to the PRF and SLFRF, to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of September 30, 2023 and December 31, 2022.

9.    Debt

Senior Unsecured Notes

Senior unsecured notes as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	September 30, 2023	December 31, 2022
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.467%)	11/4/2020	$493,265	$491,098
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.392%)	8/24/2021	489,365	488,263
Total		$982,630	$979,361

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of September 30, 2023, $17.4 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The fair value of the Notes as of September 30, 2023 and December 31, 2022 was $836.3 million and $896.6 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. The Company was in compliance with all covenants as of September 30, 2023.

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

As of September 30, 2023, the Company had $83.0 million of short-term borrowings outstanding on the Credit Facility and had $39.1 million of outstanding letters of credit under the Credit Facility. The interest rate for borrowings outstanding as of September 30, 2023 was 9.8% per annum. As of December 31, 2022, the Company did not have any borrowings outstanding on the Credit Facility and had $38.1 million of outstanding letters of credit under the Credit Facility.

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

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Credit Facility to be immediately due and payable. All amounts outstanding under the Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2023.

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

Stock options. The Company recognized stock-based compensation expense for non-qualified stock options (“NQs”) of $0.2 million for the three months ended September 30, 2023, and recognized a reversal of previously recognized stock-based compensation expense for NQs of $0.3 million during the three months ended September 30, 2022 due to forfeitures that occurred during the period. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense for NQs of $0.6 million and $1.0 million, respectively, in general and administrative expense. At September 30, 2023, the Company had 87,388 stock options outstanding with a weighted-average exercise price of $106.51.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs") of $1.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively, in general and administrative expense. The Company had 16,074 unvested RSAs and 285,472 unvested RSUs outstanding at September 30, 2023 with a weighted-average grant date fair value of $80.47 and $43.86, respectively.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded stock-based compensation expense of $0.4 million for the three months ended September 30, 2023 and recorded a reversal of $0.2 million for the three months ended September 30, 2022 due to forfeitures that occurred during the period. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense for PRSUs of $0.5 million and $0.6 million, respectively, in general and administrative expense. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 213,428 unvested PRSUs outstanding at September 30, 2023 with a weighted-average grant date fair value of $43.74

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the Plan for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three and nine months ended September 30, 2023, Company recorded an immaterial amount of stock-based compensation expense. As of September 30, 2023, 989,186 shares remain available for future issuance under the ESPP.

11.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,302)	$(28,505)	$(199,208)	$(24,859)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,182,839	14,051,794	14,169,537	14,041,224
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock	—	—	—	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,182,839	14,051,794	14,169,537	14,041,224

Loss per share:
Basic loss per share	$(0.30)	$(2.03)	$(14.06)	$(1.77)
Diluted loss per share	$(0.30)	$(2.03)	$(14.06)	$(1.77)

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	90,579	115,686	96,725	123,534
Restricted stock awards and restricted stock units	141,712	80,332	97,719	82,944

12.    Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was a tax benefit of 28.6% and 33.9%, respectively, and for the nine months ended September 30, 2023 and 2022 was a tax benefit of 2.1% and a tax provision of 21.7%, respectively.

For the three months ended September 30, 2023 and 2022, the effective tax rates for the benefits were significantly higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses. For the nine months ended September 30, 2023, the effective tax rate for the benefit was significantly lower than the U.S. federal statutory rate of 21.0% primarily due to the nondeductible goodwill impairment. For the nine months ended September 30,

2022, the effective tax rate for the provision was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

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

On September 27, 2022, Daniel Greenleaf, the Company’s former Chief Executive Officer, asserted claims in an arbitration against the Company. His claims allege that the Company breached Mr. Greenleaf’s employment agreement and included a tort claim against the Company. Mr. Greenleaf’s arbitration complaint sought contractual, extra-contractual, and statutory damages. In May 2023, Mr. Greenleaf and the Company executed a settlement agreement related to both sides' claims in arbitration and a general release of all claims and the Company agreed to pay Mr. Greenleaf $9.6 million. The Company paid the settlement amount in full in May of 2023.

On August 6, 2020, the Company’s subsidiary, ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleges claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserts that all transportation providers to ModivCare Solutions in the putative class should be considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff moved for class certification on August 15, 2022, and ModivCare Solutions filed an opposition to class certification on September 6, 2022. On January 13, 2023, the matter was transferred with the consent of the parties and the court to binding arbitration. As of September 30, 2023, the parties have agreed on a settlement and are awaiting the arbitrator's approval. ModivCare Solutions believes that it is and has been in compliance in all material respects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the settlement arrangement, if approved by the arbitrator, or the ultimate outcome of this arbitration, if the settlement is not approved (which is not expected), will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

In 2017, one of our PCS segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company currently pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. If the class action lawsuit on this matter is allowed to proceed, and is successful, All Metro may be liable for back wages and liquidated damages going back to November 2011. All Metro filed its motion to oppose class certification of this matter and the matter was heard on June 23, 2022. The state court issued an order certifying the class on December 12, 2022. The parties attempted to mediate their dispute in June 2023, but were unable to reach agreement on a settlement. All Metro intends to defend itself vigorously with respect to this matter, believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2023 and 2022 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2022. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q3 2023" and "Q3 2022" mean the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively.

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

Overview of Our Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve overall health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring ("RPM") solutions, which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring services include personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services.

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
•advancement of regulatory priorities, which include the Centers for Medicare and Medicaid Services ("CMS") proposed rule, Ensuring Access to Medicaid Services, which may lower profit margins at our PCS segment;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness;
•MCO, Medicaid and Medicare plans increasing coverage of non-emergency medical transportation services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers; and
•uncertain macroeconomic conditions, including rising interest rates, could have an effect on our debt and short-term borrowings, which may have a negative impact on our results.

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. While the Company has continued to experience increased trip volume, service hours, and patient visits each year following the pandemic, structural changes in the industry as a result of the pandemic, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, could continue to have an adverse impact on the Company's financial statements. For the NEMT segment, trip volume may have a negative impact on our transportation providers and may result in higher transportation costs as the Company adapts to this increase in demand for transportation services and to the availability of transportation providers, should any capacity constraints within our network of transportation providers arise. For the PCS segment, the shortage of caregivers will continue to impact the volume of service hours that can be provided while also driving increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Additionally, changes in membership dynamics at the NEMT segment as a result of Medicaid redetermination and reduction in payor reimbursement rates at the PCS segment in an attempt to contain costs could limit the ability for the Company to generate revenue despite the Company's shift toward emphasizing the importance of value-based care. Any of these circumstances and factors could have a material adverse effect on our reputation and business and any long-term macroeconomic impacts that have arisen as a result of the pandemic could continue to change trends in the market.

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022, impairment tests may be required in addition to the annual impairment testing as of July 1, 2023, if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. The Company monitors the performance of the business and the value of its stock price and estimated fair values of its reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. During our July 1, 2023 annual assessment of goodwill, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. As a result of our quantitative assessment, we determined that the goodwill at our PCS and RPM reporting units was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

Critical Accounting Estimates and Policies

Other than our change in accounting policy related to the change in the date of our annual goodwill test from October 1 to July 1, included in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements in our Form 10-Q for the quarter ended June 30, 2023, there have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2022. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2022.

Components of Results of Operations

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

Our capitated contracts operate under either a Full-Risk or a Shared-Risk structure. Under Full-Risk contracts, which represent approximately 20% of our NEMT revenue, payors pay a fixed amount per eligible member per month and we assume the responsibility of meeting the covered healthcare related transportation requirements for the number of eligible members in the payor's program. Revenue is recognized based on the number of members served during the period. Under Shared-Risk contracts, which represent approximately 65% of our NEMT revenue, we have provisions for reconciliations, risk corridors, and/or profit rebates. These contracts allow for periodic reconciliations based on actual cost and or/trip volume and may result in refunds to the payor, or additional payments due from the payor. These shared-risk contracts also allow for margin stabilization, as generally the amount received per member per month is adjusted for the costs to provide the transportation.

Under fee-for-service ("FFS") contracts, which represent approximately 15% of our NEMT revenue, payors pay a specified amount for each service that we provide based on costs incurred plus an agreed-upon margin. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Service revenue for our PCS segment includes the revenue generated based on the hours incurred by our in-home caregivers to provide services to our customers, primarily on a FFS basis in which we earn a specified amount for each service that we provide. Payment for our PCS services is billed to third-party payors which include, but are not limited to, MCOs, hospitals, Medicaid agencies and programs and other home health care providers who subcontract the services to our caregivers, and individuals.

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

Operating Expenses

Service expense. Service expense for our NEMT segment includes purchased transportation, operational payroll and other operational related costs. Purchased transportation includes the amounts we pay to third-party service providers and is typically dependent upon service volume. Operational payroll predominately includes our contact center operations, customer advocacy and transportation network team. Other operating expenses primarily include operational overhead costs, and operating facilities and related charges. Service expense for our PCS segment includes payroll and other operational related costs for our caregivers to provide in-home care. Service expense for our RPM segment primarily consists of salaries of employees in our contact centers, connectivity costs and occupancy costs.

General and administrative expense. General and administrative expense for all segments consists principally of salaries for administrative employees that support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

Impairment of goodwill. We determined that based on our qualitative assessment for each reporting unit, qualitative factors existed which required us to test our goodwill for impairment. As a result of the impairment evaluation, we determined that the goodwill within our PCS and RPM reporting units was impaired during the second quarter of 2023.

Depreciation and amortization expense. Depreciation within this caption includes infrastructure items such as computer hardware and software, office equipment, monitoring and vitals equipment, buildings, and leasehold improvements. Amortization expense is generated primarily from amortization of our intangible assets, including payor networks, trade names and developed technology.

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended September 30, 2023 on the Company’s borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment held at our Corporate and Other segment, presented net of related taxes, as well as the earnings of our insurance captive held at the NEMT segment.

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

We operate four reportable business segments: NEMT, PCS, RPM, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The PCS segment provides non-medical personal care and home health services. The RPM segment provides remote patient monitoring solutions. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of the Matrix investment. The operating results of the NEMT, PCS and RPM segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to the Corporate operations of the Company

See Note 3, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Results of Operations

Q3 2023 compared to Q3 2022

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q3 2023 and Q3 2022 (in thousands):

	Three months ended September 30,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$686,925	100.0%	$647,782	100.0%
Grant income	551	0.1%	789	0.1%

Operating expenses:
Service expense	579,214	84.3%	534,563	82.5%
General and administrative expense	70,142	10.2%	75,889	11.7%
Depreciation and amortization	26,077	3.8%	25,672	4.0%
Total operating expenses	675,433	98.3%	636,124	98.2%

Operating income	12,043	1.8%	12,447	1.9%

Interest expense, net	17,844	2.6%	15,557	2.4%
Loss before income taxes and equity method investment	(5,801)	(0.8)%	(3,110)	(0.5)%
Income tax benefit	1,659	0.2%	1,053	0.2%
Equity in net loss of investee, net of tax	(160)	—%	(26,448)	(4.1)%
Net loss	$(4,302)	(0.6)%	$(28,505)	(4.4)%

Service revenue, net. Consolidated service revenue, net, for Q3 2023 increased $39.1 million, or 6.0%, compared to Q3 2022. This change is driven primarily by an increase in revenue of $26.2 million at our NEMT segment, with the remainder of the increase at our PCS and RPM segments. See our Results of Operations - Segments, for further discussion.

Grant income. The Company recognized income of approximately $0.6 million during Q3 2023 and $0.8 million during Q3 2022 related to government grant distributions received, primarily under the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our PCS segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Three months ended September 30,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$363,594	52.9%	$340,138	52.5%
Payroll and related costs	197,009	28.7%	181,965	28.1%
Other service expenses	18,611	2.7%	12,460	1.9%
Total service expense	$579,214	84.3%	$534,563	82.5%

Service expense for Q3 2023 increased $44.7 million, or 8.4%, compared to Q3 2022. This change is primarily due to higher purchased services costs for our NEMT segment of $23.5 million which is caused by an increased number of trips serviced when compared to Q3 2022, partially offset by lower cost per trip due to certain volume service commitments with some of our larger transportation providers and cost savings due to our multi-modal strategy. Payroll and related costs increased by $15.0 million, primarily related to increased labor costs at our PCS segment, driven by an increase in hours worked and higher wage rates paid to our caregivers, further contributed to by higher wage rates paid to our call center employees at our NEMT segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q3 2023 decreased $5.7 million, or 7.6%, compared to Q3 2022. General and administrative expense, expressed as a percentage of service revenue, net decreased to 10.2% for Q3 2023 compared to 11.7% for Q3 2022. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization remained consistent from Q3 2022 to Q3 2023 with an increase of $0.4 million, or 1.6%.

Interest expense, net. Interest expense, net, for Q3 2023 and Q3 2022 was $17.8 million and $15.6 million, respectively. During Q3 2023, we incurred $8.1 million and $6.6 million of interest expense related to the Senior Notes due 2025 and 2029, respectively. The remainder of the interest expense in Q3 2023 is related to interest and fees on the credit facility, which increased during Q3 2023 due to increased borrowing on the credit facility as compared to Q3 2022. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q3 2023 of $0.2 million and our equity in net loss of investee, net of tax, of $26.4 million for Q3 2022 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program. The loss in Q3 2022 was the result of an asset impairment that occurred at Matrix during Q3 2022 compared to no asset impairment during Q3 2023.

Income tax (provision) benefit. Our effective tax rates from operations for Q3 2023 and Q3 2022 were a tax benefit of 28.6% and 33.9%, respectively. For both periods, the effective tax rates for the benefits were significantly higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023, which we refer to as “YTD 2023”, and for the nine months ended September 30, 2022, which we refer to as “YTD 2022” (in thousands):

	Nine months ended September 30,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$2,048,338	100.0%	$1,850,472	100.0%
Grant income	4,649	0.2%	4,587	0.2%

Operating expenses:
Service expense	1,718,735	83.9%	1,498,108	81.0%
General and administrative expense	229,095	11.2%	232,108	12.5%
Depreciation and amortization	77,679	3.8%	74,376	4.0%
Impairment of goodwill	183,100	8.9%	—	—%
Total operating expenses	2,208,609	107.8%	1,804,592	97.5%

Operating income (loss)	(155,622)	(7.6)%	50,467	2.7%

Interest expense, net	50,769	2.5%	46,429	2.5%
Income (loss) before income taxes and equity method investment	(206,391)	(10.1)%	4,038	0.2%
Income tax (provision) benefit	4,362	0.2%	(877)	—%
Equity in net income (loss) of investee, net of tax	2,821	0.1%	(28,020)	(1.5)%
Net loss	$(199,208)	(9.7)%	$(24,859)	(1.3)%

Service revenue, net. Consolidated service revenue, net, for YTD 2023 increased $197.9 million, or 10.7%, compared to YTD 2022. This change is driven primarily by an increase in revenue of $142.9 million at our NEMT segment, with the remainder of the increase at our PCS and RPM segments. See our Results of Operations - Segments, for further discussion.

Grant income. The Company recognized income of approximately $4.6 million during both YTD 2023 and YTD 2022 related to government grant distributions received, primarily under the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our PCS segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Nine months ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$1,085,206	53.0%	$935,298	50.5%
Payroll and related costs	579,571	28.3%	520,556	28.1%
Other service expenses	53,958	2.6%	42,254	2.3%
Total service expense	$1,718,735	83.9%	$1,498,108	81.0%

Service expense for YTD 2023 increased $220.6 million, or 14.7%, compared to YTD 2022 primarily due to higher purchased services for our NEMT segment of $149.9 million related to an increase in transportation costs. Payroll and related costs across all segments increased by $59.0 million, primarily related to increased labor costs paid to our caregivers and call center employees.

General and administrative expense. General and administrative expense for YTD 2023 remained relatively consistent at a decrease of $3.0 million, or 1.3%, compared to YTD 2022. General and administrative expense, expressed as a percentage of service revenue, net decreased slightly to 11.2% for YTD 2023 compared to 12.5% for YTD 2022. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization remained consistent from YTD 2022 to YTD 2023 with an increase of $3.3 million, or 4.4%.

Impairment of goodwill. Impairment of goodwill for YTD 2023 was $183.1 million and was driven by goodwill impairments that were recorded at our PCS and RPM reporting units during the second quarter of 2023. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net for YTD 2023 was $50.8 million and for YTD 2022 was $46.4 million. During YTD 2023, we incurred $24.2 million and $19.9 million of interest expense related to the Senior Notes due 2025 and 2029, respectively. The remainder of the interest expense during YTD 2023 is related to interest and fees on the credit facility, which increased during YTD 2023 due to increased borrowing on the credit facility as compared to YTD 2022. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net income of investee, net of tax for YTD 2023 of $2.8 million and our equity in net loss of investee, net of tax for YTD 2022 of $28.0 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program. The loss in YTD 2022 was the result of an asset impairment that occurred at Matrix during Q3 2022 compared to no asset impairment during YTD 2023.

Income tax (provision) benefit. Our effective tax rates from operations for YTD 2023 and YTD 2022 were a tax benefit of 2.1% and a tax provision of 21.7%, respectively. The YTD 2023 effective tax rate for the benefit was significantly lower than the U.S. federal statutory rate of 21.0% primarily due to the nondeductible goodwill impairment. The YTD 2022 effective tax rate for the provision was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments for the three and nine months ended September 30, 2023 and 2022:

NEMT Segment

(in thousands, except for revenue per member per month, revenue per trip, and service expense per trip)

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$485,951	100.0%	$459,796	100.0%	$1,452,389	100.0%	$1,309,449	100.0%

Service expense	428,021	88.1%	394,981	85.9%	1,277,604	88.0%	1,100,801	84.1%
General and administrative expense	25,433	5.2%	31,815	6.9%	87,645	6.0%	102,736	7.8%
Depreciation and amortization	6,814	1.4%	7,079	1.5%	20,319	1.4%	21,576	1.6%
Operating income	$25,683	5.3%	$25,921	5.6%	$66,821	4.6%	$84,336	6.4%

Business Metrics(1)
Total paid trips	8,824		8,045		25,761		22,987
Average monthly members	33,660		36,026		33,892		33,998

Revenue per member per month	$4.81		$4.25		$4.76		$4.28
Revenue per trip	$55.07		$57.15		$56.38		$56.96
Service expense per trip	$48.51		$49.10		$49.59		$47.89
Monthly utilization	8.7%		7.4%		8.4%		7.5%

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

Our NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, increased by $26.2 million, or 5.7%, during Q3 2023 as compared to Q3 2022. This increase is primarily attributable to a 13.2% increase in revenue per member per month, which was driven by a 9.7% increase in trip volume. These two factors are correlated due to contract repricing and the partial pass-through of costs associated with our shared risk contracts. This increase to revenue was partially offset by a 6.6% decrease in average monthly members primarily due to Medicaid redetermination. Service revenue, net, increased by $142.9 million, or 10.9%, during YTD 2023 as compared to YTD 2022, primarily attributable to a 11.2% increase in revenue per member per month driven by a 12.1% increase in trip volume, partially offset by a 0.3% decrease in average monthly membership.

The change in revenue is impacted by both the change in average monthly members, as well we the rate received per member. The change in average monthly members is correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared risk of transportation volumes. Declines in membership over the periods presented were anticipated and primarily related to Medicaid redetermination efforts, along with certain contract losses. While membership decreased, revenue increased due to increases in the average rate received per member, which increases in line with increases in utilization or trip volume in our shared risk contracts. As most of our capitated contracts have been restructured to a shared risk format, revenue increased despite the decline in membership. Trip volume increases also positively affected revenue for fee-for-service contracts due to a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$363,594	74.8%	$340,138	74.0%	$1,085,206	74.7%	$935,298	71.4%
Payroll and related costs	51,655	10.6%	46,160	10.0%	155,388	10.7%	136,916	10.5%
Other service expenses	12,772	2.6%	8,683	1.9%	37,010	2.5%	28,587	2.2%
Total service expense	$428,021	88.1%	$394,981	85.9%	$1,277,604	88.0%	$1,100,801	84.1%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $33.0 million, or 8.4%, for Q3 2023, as compared to Q3 2022, primarily related to higher purchased services of $23.5 million or 6.8%. Service expense increased by $176.8 million and 16.1% for YTD 2023, as compared to YTD 2022, primarily due to an increase in purchased services of $149.9 million or 16.0%. The increase in purchased services for both Q3 2023 and YTD 2023 is related to an increase in transportation costs driven by higher trip volume. Trip volume for QTD 2023 and YTD 2023 increased by 9.7% and 12.1%, respectively, when compared to the same periods in the prior year. For YTD 2023, cost per trip increased by 3.5% due to increased wages for our transportation providers as compared to YTD 2022, however for QTD 2023, cost per trip decreased by 1.2% primarily due to cost savings from our multi-modal strategy, as compared to QTD 2022.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $6.4 million, or 20.1%, for Q3 2023, as compared to Q3 2022, and by $15.1 million, or 14.7%, for YTD 2023, as compared to YTD 2022, primarily as a result of various cost savings initiatives which resulted in lower personnel and lower professional services costs, as well as lower legal costs related to a case that was settled in 2022.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million, or 3.7%, for Q3 2023, as compared to Q3 2022, and decreased by $1.3 million, or 5.8%, for YTD 2023, as compared to YTD 2022, primarily as a result of certain intangible assets being fully amortized during the period.

PCS Segment

(in thousands, except Service revenue per hour and Service expense per hour)

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$179,979	100.0%	$169,226	100.0%	$534,435	100.0%	$491,661	100.0%
Grant income	551	0.3%	789	0.5%	4,649	0.9%	4,587	0.9%

Service expense	143,078	79.5%	132,746	78.4%	417,636	78.1%	379,423	77.2%
General and administrative expense	20,252	11.3%	22,057	13.0%	63,480	11.9%	68,536	13.9%
Depreciation and amortization	12,850	7.1%	12,919	7.6%	38,590	7.2%	37,976	7.7%
Impairment of goodwill	—	—%	—	—%	137,331	25.7%	—	—%
Operating income (loss)	$4,350	2.4%	$2,293	1.4%	$(117,953)	(22.1)%	$10,313	2.1%

Business Metrics(1)
Total hours	6,995		6,836		20,752		20,076
Service revenue per hour	$25.73		$24.76		$25.75		$24.49
Service expense per hour	$20.45		$19.42		$20.13		$18.90

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

Our PCS segment’s services include placements of non-medical personal care assistants and home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by hours worked by our personal care providers. Service revenue, net, increased by $10.8 million, or 6.4%, for Q3 2023, as compared to Q3 2022, primarily due to 2.3% higher hours worked by personal care providers in Q3 2023 as compared to Q3 2022, as well as 3.9% higher rates per member. Service revenue, net increased by $42.8 million, or 8.7%, for YTD 2023 as compared to YTD 2022, primarily due to 3.4% higher hours worked by personal care providers during YTD 2023 as compared to YTD 2022, as well as 5.1% higher rates per member.

Grant income. During Q3 2023 and Q3 2022, the Company recognized income for government grant distributions received of $0.6 million and $0.8 million, respectively, primarily from the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our PCS segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19. During both YTD 2023 and YTD 2022, the Company recognized income for government grant distributions received of $4.6 million, respectively.

Service expense. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$141,921	78.9%	$132,482	78.3%	$413,995	77.5%	$374,994	76.3%
Other service expenses	1,157	0.6%	264	0.1%	3,641	0.7%	4,429	0.9%
Total service expense	$143,078	79.5%	$132,746	78.4%	$417,636	78.1%	$379,423	77.2%

Service expense for our PCS segment primarily consists of salaries for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense for Q3 2023 increased by $10.3 million, or 7.8%, as compared to Q3 2022, primarily as a result of a 5.3% increase in service expense per hour, driven primarily by increased wage rates for our caregivers, predominately from wage pressures in New York, as well as a 2.3% increase in hours of service during Q3 2023. Service expense for YTD 2023 increased by $38.2 million or 10.1%, as compared to YTD 2022, primarily as a result of a 6.5% increase in service expense per hour and a 3.4% increase in hours of service during YTD 2023.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $1.8 million, or 8.2%, for Q3 2023 as compared to Q3 2022 and decreased by $5.1 million or 7.4%, for YTD 2023 as compared to YTD 2022. The decrease is primarily related to lower insurance-related expense and lower legal fees during YTD 2023 along with lower integration related expenses during YTD 2023.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for both Q3 2022 to Q3 2023 and YTD 2022 to YTD 2023 with a decrease of $0.1 million, or 0.5%, for Q3 2023 as compared to Q3 2022 and an increase of $0.6 million, or 1.6%, for YTD 2023 as compared to YTD 2022.

Impairment of goodwill. As a result of our annual goodwill assessment, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $137.3 million during the second quarter of 2023.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$19,779	100.0%	$18,760	100.0%	$57,702	100.0%	$49,362	100.0%

Service expense	6,934	35.1%	6,836	36.4%	20,129	34.9%	17,884	36.2%
General and administrative expense	5,685	28.7%	5,816	31.0%	16,781	29.1%	17,520	35.5%
Depreciation and amortization	6,174	31.2%	5,467	29.1%	18,087	31.3%	14,201	28.8%
Impairment of goodwill	—	—%	—	—%	45,769	79.3%	—	—%
Operating income (loss)	$986	5.0%	$641	3.4%	$(43,064)	(74.6)%	$(243)	(0.5)%

Business Metrics(1)
Average monthly members	247		230		241		201
Revenue per member per month	$26.69		$27.19		$26.60		$27.29
Service expense per member per month	$9.36		$9.91		$9.28		$9.89

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

Our RPM segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month, and therefore revenue is generally driven by the number of enrolled members. Service revenue, net, increased by $1.0 million, or 5.4%, for Q3 2023 as compared to Q3 2022, primarily related to a 7.4% increase in average monthly members from Q3 2022 to Q3 2023. Service revenue, net, increased by $8.3 million, or 16.9%, for YTD 2023 as compared to YTD 2022, primarily related to incremental revenue of $7.2 million from an acquisition that occurred in May 2022.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$3,414	17.3%	$3,323	17.7%	$9,941	17.2%	$8,646	17.5%
Other service expenses	3,520	17.8%	3,513	18.7%	10,188	17.7%	9,238	18.7%
Total service expense	$6,934	35.1%	$6,836	36.4%	$20,129	34.9%	$17,884	36.2%

Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked. Service expense for Q3 2023, remained consistent for Q3 2023 as compared to Q3 2022 with an increase of $0.1 million, or 1.4%, as compared to Q3 2022. Service expense for

YTD 2023 increased $2.2 million, or 12.6%, as compared to YTD 2022, primarily as a result of an increase in direct wages driven by the additional hours worked to service the 19.9% increase in average monthly members as well as an increase in device connectivity costs related to the additional devices deployed to service the increase in average monthly members.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense remained consistent in Q3 2023 as compared to Q3 2022 with a decrease of $0.1 million, or 2.3%, for Q3 2023 as compared to Q3 2022. General and administrative expense decreased by $0.7 million, or 4.2%, for YTD 2023 as compared to YTD 2022, primarily related to a decrease in legal costs associated with an acquisition that occurred in May 2022.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.7 million, or 12.9%, for Q3 2023 as compared to Q3 2022, primarily related to additional depreciation expense related to the additional devices in service related to a 7.4% increase in average monthly members from Q3 2022. Depreciation and amortization expense increased by $3.9 million, or 27.4%, for YTD 2023 as compared to YTD 2022, primarily related to additional depreciation and amortization expense of $2.1 million related to the assets acquired from an acquisition that occurred in May 2022 as well as additional depreciation expense related to the additional devices in service related to a 19.9% increase in average monthly members from YTD 2022.

Impairment of goodwill. As a result of our annual goodwill assessment, we determined that the goodwill within our RPM reporting unit was impaired which resulted in an impairment of goodwill charge of $45.8 million during the second quarter of 2023.

Corporate and Other Segment

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Amount	Amount	Amount	Amount
Service revenue, net	$1,216	$—	$3,812	$—

Service expense	1,181	—	3,366	—
General and administrative expense	18,772	16,201	61,189	43,316
Depreciation and amortization	239	207	683	623
Operating income (loss)	$(18,976)	$(16,408)	$(61,426)	$(43,939)

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

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment includes costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a minimal amount related to depreciation. The general and administrative expense increased by $2.6 million and $17.9 million for Q3 2023 as compared to Q3 2022. This increase is primarily related to software implementation costs for ongoing system integration projects, including the PCS and RPM general ledger and personnel management system integrations. This balance has also increased due to consulting costs and litigation costs related to executive turnover.

Seasonality

Our NEMT segment's operating income and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

Our PCS segment’s operating income and cash flows also normally fluctuate as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods.

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

Cash used in operating activities during the nine months ended September 30, 2023 was $57.3 million. Our balance of cash and cash equivalents, including restricted cash, was $8.6 million and $15.0 million at September 30, 2023 and December 31, 2022, respectively. We had restricted cash of $0.5 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2023 cash flows compared to YTD 2022

Operating activities. Cash used in operating activities was $57.3 million for YTD 2023 compared to cash provided by operating activities of $45.5 million for YTD 2022. The decrease of $102.9 million was primarily a result of a decrease in cash provided by changes in working capital of $94.2 million. The working capital changes were related to an increase in cash paid for contract payables of $22.9 million primarily related to repayments on previously accrued contract payable amounts combined with lower liability reserves on certain risk corridor, profit rebate and reconciliation contracts due to higher trip volumes during YTD 2023. Also contributing to the decrease in working capital is a decrease in the cash received from contract receivables of $22.6 million primarily related to a build of receivables related to certain risk corridor, profit rebate, and reconciliation contracts, as well as an increase in the cash paid for accounts payable and accrued expenses of $58.3 million, primarily related to timing of vendor payments. These working capital changes are partially offset by an increase in cash related to an increase in accrued transportation costs of $19.3 million, primarily related to timing of payments to our transportation providers, as compared to YTD 2022.

Investing activities. Net cash used in investing activities was $31.1 million in YTD 2023, which decreased by $73.2 million as compared to YTD 2022, primarily as a result of acquisition activity during YTD 2022 related to an acquisition made under our RPM segment.

Financing activities. Net cash provided by financing activities was $82.1 million for YTD 2023, compared to cash used in financing activities of $1.8 million for YTD 2022. The change of $83.9 million was primarily a result of proceeds from our short-term borrowing on our Credit Facility of $83.0 million during YTD 2023, compared to no proceeds from debt or other short-term borrowings during YTD 2022.

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

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash of $8.1 million and accounts receivable, contract receivables, and other receivables of $340.8 million. Liquid liabilities which totaled $691.7 million at period end as detailed in the table below, included $68.5 million in guarantees and letters of credit that are not expected to be paid in cash in the next 12 months. Other sources of liquidity include amounts currently available under our Credit Facility of up to approximately $164.0 million as of September 30, 2023 based on our total net debt leverage ratio covenant of 5.25:1.00, and expected future cash generated from operations.

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

The Company has cash requirements of $691.7 million due in one year or less in addition to $1,245.2 million due in more than one year as of September 30, 2023. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of September 30, 2023 (in thousands):

	At September 30, 2023
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$1,000,000	$—	$1,000,000
Interest(1)	213,996	56,847	157,149
Contracts payable(2)	133,576	133,576	—
Transportation costs(3)	102,974	102,974	—
Deferred tax liabilities(4)	42,001	—	42,001
Operating leases(5)	42,299	8,902	33,397
Guarantees(6)	29,666	29,391	275
Letters of credit(6)	39,074	39,074	—
Purchased service commitment(7)	61,875	49,500	12,375
Short-term borrowings(8)	83,000	83,000	—
Other current cash obligations(9)	188,398	188,398	—
Total	$1,936,859	$691,662	$1,245,197

(1)See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of September 30, 2023. Interest payments on our short-term borrowings have been calculated by taking the expected borrowing on the Credit Facility for the next year at the interest rate of 9.8%.
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

(9)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of September 30, 2023, including accounts payable and accrued expenses as detailed at Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We had $83.0 million of short-term borrowings outstanding on the Credit Facility and $39.1 million of outstanding letters of credit under the Credit Facility at September 30, 2023. Interest rates on the outstanding principal amount of the Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of September 30, 2023 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $0.8 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, such disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
During the nine months ended September 30, 2023, our management continued updating certain internal controls and supporting processes to address the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2022. The remediation plan put into place by management includes working with our third-party specialist to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. Key focus areas have been identified as general information technology control (GITC) deficiencies, payroll controls, revenue process controls and risk assessment related to changes and business acquisitions.
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

The Company is focused on projects that address processes and technologies to integrate each of the business segments into One ModivCare and standardize our control environment. Given the nature and complexity of the integration, management expects that the test of operating effectiveness of remediation will extend into 2024 for the PCS segment. The material weakness will not be considered remediated until the remediation plan has been implemented and there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Management will continue to monitor the progress of these efforts to ensure remediation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*	Offer Letter, dated July 31, 2023, by and between the registrant and Barbara Gutierrez.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: November 2, 2023	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Barbara Gutierrez
Barbara Gutierrez Chief Financial Officer
(Principal Financial Officer)