Form 10-K
period 2023-12-31
ModivCare Inc
filed 2024-02-26
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold on The NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $635.0 million.

As of February 16, 2024, there were 14,198,141 shares outstanding (excluding treasury shares of 5,424,587) of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission under cover of Schedule 14A with respect to the registrant’s 2024 Annual Meeting of Stockholders; provided, however, that if such proxy statement is not filed on or before April 29, 2024, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

Part I

In this Annual Report on Form 10-K (this "Annual Report"), the words the “Company”, the “registrant”, “we”, “our”, “us”, “ModivCare” and similar terms refer to ModivCare Inc. and, except as otherwise specified herein, its consolidated subsidiaries. When such terms are used in reference to the Company’s common stock, $0.001 par value per share, or our “Common Stock”, we are referring specifically and only to the capital stock of ModivCare Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. The Company may also make forward-looking statements in other reports and statements filed with the Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. In many cases, you may identify forward looking-statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “seek”, “estimate”, “predict”, “potential”, “target”, “forecast”, “likely”, the negative of such terms or comparable terminology. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. These forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about its business and industry, and involve risks, uncertainties and other factors that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. The factors included below under the caption “Summary Risk Factors” and described in further detail below under Item 1A. Risk Factors in Part I of this Annual Report are included among such risks and uncertainties.

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

SUMMARY OF RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. If any of the factors listed below and described in more detail with the other identified risk factors included in the section entitled “Risk Factors” under Item 1A of this Annual Report occurs, our business, financial condition, liquidity, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock could decline, and you could lose some or all of your investment. Some of the most material risks relating to an investment in our common stock include the impact or effect on our Company and its operating results, or its investors, of:

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
•inadequacies in, or security breaches of, our information technology systems, including the systems intended to protect our clients’ privacy and confidential information; and
•the effects of a public health emergency;

Risks Related to Our Business and Operations

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
•weakening of general economic conditions in the markets in which we do business, including the impact of inflationary pressures, rising interest rates, labor shortages, higher labor costs, and supply chain challenges;
•estimated income taxes being different from income taxes that we ultimately pay; and
•pandemics, and other infectious diseases, including the COVID-19 pandemic;

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

Risks Related to Our PCS Segment

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
•labor disputes or disruptions, in particular in New York; and
•becoming subject to malpractice, professional negligence or other similar claims;

Risks Related to Our RPM Segment

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
•our investment in innovation includes the provision of virtual clinical care management services ("MSO") through an unaffiliated professional corporation ("PC") owned and operated by a licensed physician and our relationships or arrangements with the PC could become subject to legal challenges;
•the MSO, the PC, and medical practitioners providing virtual clinical care services may become subject to medical liability claims;
•any failure to comply with applicable data interoperability and information blocking rules; and
•failure for telehealth flexibilities currently permitted under the Consolidated Appropriations Act of 2023 to be extended, which would limit our ability for new patient encounters to occur;

Risks Related to Governmental Regulations

•the cost of our compliance or non-compliance with existing laws;
•changes to the regulatory landscape applicable to our businesses including the proposed ruling by the Centers for Medicare and Medicaid Services ("CMS") titled Ensuring Access to Medicaid Services;
•a loss of Medicaid coverage by a significant number of Medicaid beneficiaries as a result of the restart of the Medicaid eligibility redetermination process following the expiration of continuous coverage requirements under the Families First Coronavirus Response Act (2020);
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
•increasing scrutiny and changing expectations with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks;
•changes to, or violations of, licensing regulations, including regulations governing surveys and audits; and
•our contracts being subject to audit and modification by the payors with whom we contract, at their sole discretion;

Risks Related to Our Indebtedness and Economic Conditions

•our existing debt agreements containing financial covenants and cross-default provisions that limit our flexibility in operating our business;
•our substantial indebtedness and lease obligations and ability to generate sufficient cash to service our indebtedness;
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

Item 1.     Business.

Overview

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring solutions ("RPM"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing, and claims management. Additionally, services provided in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring solutions in its RPM segment include the monitoring of personal emergency response systems ("PERS"), vitals monitoring, medication management and data-driven patient engagement solutions.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in its Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services.

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
•In November 2020, we acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, or Simplura, which formed the foundation of our personal care business and PCS segment operations, for cash totaling approximately $575.0 million subject to customary adjustments;
•In May 2021, we acquired the transportation management software WellRyde from nuVizz which increased the Company's technology platform for its NEMT network, for cash totaling approximately $12.0 million;

•In September 2021, we acquired all of the outstanding equity of Care Finders Total Care, or Care Finders, which added to our existing PCS segment operations, for cash totaling approximately $340.0 million subject to customary adjustments;
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
•In May 2022, we acquired customer contracts from an entity in the PCS segment, which expanded our PCS segment operations, for cash totaling approximately $7.6 million subject to customary adjustments; and
•In March 2023, we acquired developed technology in the Corporate and Other segment, which was an investment in innovation related to our data analytics capabilities;

and, as follows, with respect to our divestitures:

•In November 2015, we sold to Molina Healthcare, Inc. our operations comprising our former human services segment, which provided counselors, social workers and behavioral health professionals to work with clients, primarily in the clients’ homes or communities, who were eligible for government assistance due to income level, disabilities or court order, for cash totaling approximately $200.0 million; and
•In three separate transactions effected in October 2017, July 2018 and December 2018, we ultimately sold to three separate and unaffiliated entities substantially all of our operations comprising our former workforce development services, or WD Services, segment, which provided workforce development services to long-term unemployed, disabled, and unskilled individuals, as well as individuals coping with medical illnesses and those that had been released from incarceration, for cash totaling approximately $15.8 million, a de minimus amount, and $46.5 million, respectively.

In addition to the acquisition and divestiture activities described above, the Company:

•In January 2019, completed an organizational consolidation in which it closed its corporate offices in Stamford, Connecticut and Tucson, Arizona, and consolidated all activities and functions performed at the corporate holding company level into its NEMT segment;
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
•In February 2022, replaced its Old Credit Facility with a New Credit Facility, which provides for a five-year senior secured revolving credit facility in an aggregate principal amount of $325.0 million, sublimits for swingline loans of up to $25.0 million, letters of credit of up to $60.0 million and alternative currency loans in amounts of up to $75.0 million; and
•In June 2023, amended its New Credit Facility to amend and restate the maximum permitted Total Net Leverage Ratio under the New Credit Agreement, which was further amended in February 2024.

Our Strategies

ModivCare has grown from a stand-alone non-emergency medical transportation provider to a company with a comprehensive supportive care platform focused on SDoH. Our services include non-emergency medical transportation, personal care services and remote patient monitoring solutions. Throughout this expansion, our strategy has evolved toward a vision of One ModivCare. This strategic framework emphasizes our focus on alignment across all of our supportive care services. By adhering to this strategy, we aim to cultivate best practices, achieve operational scalability and efficiencies, and standardize processes to ensure an optimal experience for both our members and customers. ModivCare is focused on aligning our people, processes, and technology for each business segment while integrating data across our point solutions to better serve our members and customers.

ModivCare is focused on execution, growth, and results. To highlight a couple of strategic initiatives in our business segments:

•NEMT – our transportation network is selected using a partnership model with credentialed transportation providers to ensure we provide our members with high quality service and on-time performance. Our multi-modal strategy ensures that members receive the most appropriate type of ride, whether it is a traditional sedan, ride share, public transit, or a family member driving the member and receiving mileage reimbursement. Our focus is to make sure our members have the best transportation experience tailored to their individualized transportation needs. Over the last year, our NEMT segment has undergone a transformation to drive operational efficiencies and optimize performance, which is driven by our omnichannel member engagement model, the multi-modal network strategy, and digital customer integration.

•PCS – our personal care team remains focused on transforming its operations through centralizing and standardizing non-clinical functions and certain operational processes across our network of personal care offices. This strategy will empower and enable caregivers to focus on providing high quality services to members and minimize the time spent on administrative functions and expand our workforce development to improve recruiting and retention efforts. This operational transformation in PCS coupled with the recruiting and retention efforts deployed to enhance our caregiver engagement will drive growth and ensure increased member satisfaction.

•RPM – our RPM team is focused on gaining market share through referral sales growth and strengthening our long-standing relationships with managed care organizations. We are continuing to innovate and invest in technology and comprehensive data analytics to advance our position as a leader in the remote patient monitoring industry.

Technology Enhancements

As a leading provider of non-emergency medical transportation, we believe that transportation related to care is one of the most impactful experiences contributing to our members’ satisfaction during their care encounter. At the core of our operational and technological strategies is a focus on driving member satisfaction and enhancing our technological capabilities to support this experience. Our technology solutions continue to improve our member experience by providing real-time visibility into trip status, optimized trip routing, and automated trip assignments and billing. Our technology platform and continued technological enhancements reduce inbound calls from members that require assistance identifying the location of the transportation provider, improve on-time performance, and reduce costs while increasing efficiency and member satisfaction. Specifically, our platform and continuous investment in technology improvements, as well as digital customer integration, provide opportunities for revenue growth and reduced costs as well as the following additional benefits:

•member communications through texting, email and automated calls, including the ability for the member to see the location of the transportation provider in real time on a mobile device;
•optimized routing from industry-leading technology software;
•automated trip assignments allowing for proactive management for rejected, canceled and late rides;

•automated billing allowing for more precise and timely mileage logs and service outcomes; and
•driver application enhancements for transportation providers.

With respect to our PCS segment, process improvements, augmented by technology, are expected to help reduce costs while maintaining quality and compliant patient care. In addition, we strive to become the employer of choice in each of our PCS segment markets. Our scale and density in these markets allow us to provide the number of weekly work hours our caregivers desire, which gives us a competitive advantage in recruitment and retention of caregivers that might otherwise need to work for several agencies to obtain the desired number of work hours.

With respect to the RPM segment, the suite of technology-enabled in-home solutions provides improved patient outcomes with peace-of-mind support and reduced costs to payers which drives value and deepens our engagement with members. Greater access to real time information, enabled through our technology and monitoring devices, provides us the ability to shorten cycle times to help identify and resolve client and member issues.

Organic Growth

•NEMT Segment. Across the healthcare market, we see an increasing understanding of the benefit of removing transportation as a barrier to care and a way to improve other determinants of health, such as access to food, shelter, socialization, and medication. We believe that our scale, deep experience, operational strategy, and technology tools uniquely position us to address member needs related to access to transportation for vulnerable populations. We approach sales, marketing and business development in a manner that is focused on driving market share in our core Medicaid market, including states and MCOs, Medicare Advantage plans, health systems and providers. Simultaneously, we target business development efforts with partners to enter new transportation markets, including the movement of home health providers, pharmacy delivery and beneficiaries of workers compensation. We expect there will be network effects as we serve more and more healthcare constituencies within a geography.

•PCS Segment. We intend to continue to grow in our existing markets for personal care services by:

◦increasing recruiting and expanding our caregiver workforce;
◦developing and retaining our caregivers;
◦delivering consistent and reliable quality of care;
◦leveraging and expanding existing payor and referral source relationships; and
◦strategic de novo sites to increase density and scale.

Our business development activities in this area include community outreach in each of our markets, where we educate referral sources about the benefits of personal care services and the programs available to patients. We believe that demographic trends such as an aging population and longer life expectancies will increase the size of our addressable market, and that the demand for in-home personal care will further increase because it is the lowest cost healthcare setting and therefore preferred by payors and also by patients, who also tend to prefer to receive care in their own homes over institutional settings. We also believe that the carve-in of personal care into Medicare Advantage plans provides further opportunity for organic growth. As one of the largest platforms providing in-home personal care, we differentiate our services by providing broad geographic coverage in both urban and rural areas and the capability to offer a broad suite of services and manage complex cases involving high-needs patients. In addition, we are working with MCOs and other payors to lower the overall cost of care and improve outcomes by managing risk factors, such as falls, and using technology solutions to provide early indicators of change in condition to avoid hospitalization. With these capabilities, we strive to be the provider of choice for in-home personal care services and intend to continue differentiating our services from the competition and winning market share by relying on strong regional leadership, clinical capabilities, qualified and well-trained caregivers and investment in technology.

•RPM Segment. We see the opportunity for remote patient monitoring services, which include personal emergency response systems, vitals monitoring, medication adherence solutions, and integrated data reporting and analytics, to provide an alternative to costly existing healthcare services, which can be obtained in the safety and comfort of our members' homes. We believe that there is a natural untapped market with considerable growth opportunities that we can reach by cross-selling into our existing relationships with Medicaid and Medicare Advantage plans and marketing the reduced cost of providing coverage for remote monitoring solutions while also resulting in improved patient outcomes and enhanced patient engagement and experience. Further, we believe that demographic trends such as the aging population and increasing prevalence of chronic illness increase the addressable market to support patients that demand in-home solutions where they are able to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Along with the demographic trends, structural changes in the healthcare industry driven by the pandemic have accelerated the shift to virtual healthcare solutions and highlighted the efficiencies and cost effectiveness of providing virtual health solutions. By addressing this sizable market that is expected to increase with the shift in the demographic trends and structural changes in the industry toward value-based solutions, we also see an opportunity to address additional payors in order to provide awareness of the benefits of remote monitoring solutions in order to expand the number of payors that offer coverage for this solution and expand our geographic span as we strive to be the provider of choice for remote patient monitoring services.

Inorganic Growth

•NEMT Segment. We believe our experience, relationships in the industry, scale and executive team strongly position us to be a consolidator in healthcare transportation. Our acquisition strategy may include an evaluation of new entrants, which may not be able to otherwise compete without the benefits of scale and experience, and closely-held businesses that may seek a new capital structure or sale to achieve liquidity for founders. With our strong team and track record, we believe we are a natural consolidator.

•PCS Segment. We believe there is a significant opportunity for continued growth through acquisition in both new and existing personal care services markets. The personal care services industry is highly fragmented, and smaller competitors are finding it increasingly difficult to compete as payors look to narrow their provider networks and contract with providers of scale that can offer a wide breadth of services and capabilities across a broad geographic area. Moreover, smaller competitors may not have the capital to invest in technology and lack the market density to attract caregivers. We will continue to explore opportunities to acquire regional providers to enter into new markets, and tuck-in acquisitions to grow our presence in existing markets, as well as to branch out into adjacent businesses.

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

Strategic Capital Allocation

We seek to manage and allocate capital in a way that creates value and supports the execution of our business strategy. The operations of our respective business segments contribute the primary source of capital to the Company supplemented by any issuances by the Company in the capital markets. Our NEMT segment has continued to generate strong revenue growth for the Company. Further, our PCS segment has shown consistent revenue growth and maintains an asset-light model. Our RPM segment has also contributed to our continued growth with a strong profit margin. With all of our segments operating collectively, our combined balance sheet provides us with optionality with respect to capital allocation and how we can best deliver stockholder value. We will continue to focus on operational efficiencies by investing in platforms that streamline our operations and seek to enhance our technical capabilities through technological initiatives in an effort to enhance our client and member experience. With respect to our PCS segment, we are committed to maintaining and improving the quality of our member care by dedicating appropriate resources at each site and continuing to refine our clinical and non-clinical initiatives and objectives. We are implementing technology enhancements and service protocols intended to promote best practices, enhance the member experience, and improve the operating effectiveness and efficiency of our case management, training, staffing, scheduling and labor management. We will also continue to assess the opportunities for capital deployment in order to create value for stockholders, which may include dividends, share repurchases and acquisitions.

Our Operations

We are a technology-enabled, healthcare services company that is the nation’s largest manager of non-emergency medical transportation programs for state governments and MCOs, a leading in-home personal care services provider in the seven eastern states where we provide those services, and a leading provider of remote patient monitoring and medication management solutions. Our core competencies in NEMT include contact center management, network credentialing, claims management and non-emergency medical transport management. Our in-home personal care services include placements of non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities, including senior citizens and disabled adults. Our RPM services include provision of personal emergency response systems, vitals monitoring, medication management, and data-driven patient engagement solutions.

By offering our suite of integrated supportive care solutions for our payors and members, we are focused on becoming among the nation’s preeminent SDoH companies and delivering better care in the home, enhancing patient lives, and reducing healthcare costs. We report our operations as described above under four separate business segments: NEMT; PCS; RPM; and Corporate and Other, each of which is described below in greater detail following the next subsection captioned “Business Trends”.

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
•MCO, Medicaid and Medicare plans increasing coverage of non-emergency medical transportation services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers; and
•uncertain macroeconomic conditions, including rising inflation and interest rates, could have an effect on our debt and short-term borrowings, which may have a negative impact on our results.

Major changes in the composition of the United States population will continue to drive an increase in demand for all health-related services, including non-emergency medical transportation, in-home personal care, and remote patient monitoring. These demographic shifts include, but are not limited to, an aging U.S. population, increased life expectancy, increased prevalence of chronic health conditions, and patients' preference to receive home-based care. The population of individuals aged 65 years and older nationally has been consistently growing and the U.S. Census Bureau estimates that starting in 2030, when all baby boomers will be older than 65 years, Americans 65 years and older will make up 20.6% of the population. Presently, Americans 65 years and older are estimated to make up 18.1% of the population. Concurrently, 60.0% of adults in the U.S. have one reported chronic health condition with 40.0% of adults in the U.S. reporting two or more. Chronic disease is a disease that is persistent or long-lasting and includes heart disease, cancer, and diabetes which are the leading causes of death and disability in the United States. With the increasing population of Americans aged 65 and older and the significant increase in the occurrence of chronic diseases, for which elderly patients are more prone to contracting, demand for lower-cost solutions in lieu of costly doctor visits and institutional care will continue to grow.

This demographic shift will continue to drive an increase in demand for transportation services from this vulnerable population. Each year, millions of members are estimated to miss out on medical care due to lack of transportation. Non-emergency medical transportation solutions enable access to care that not only improves the quality of life and health of the patients receiving services, but also enable many of the individuals to pursue independent living in their homes rather than in more expensive institutional care settings. In addition, studies have shown that missed medical appointments disrupt ongoing patient care plans which can lead to delayed care and increased emergency room visits as well as unresolved medical problems. Moreover, providing access to healthcare transportation services allows patients to utilize preventive care solutions to identify and mitigate health risks at earlier intervals which can lower the cost of overall care by avoiding potentially more serious, costly emergency services at the onset of a health condition. In our NEMT segment, we specialize in offering services tailored to individuals with specific transportation needs. To ensure the highest standards of service, we complete the credentialing process for our transportation providers well before any service is rendered. This proactive approach ensures that we accurately match each member with a transportation provider that best suits their unique requirements, guaranteeing a seamless experience. Members are thus assured of receiving personalized service, with their sole responsibility being to initiate the scheduling of their ride.

The U.S. personal care services market also benefits from the strong demographic trends of the aging U.S. population, increased life expectancy, and a shift toward value-based care, which is moving care away from more expensive institutional settings and into the preferred setting of the individuals' home. Personal care services are a significant component of home and community-based services, which have grown in significance and demand in recent years. Many consumers in this segment need services on a long-term basis to address chronic conditions. Payors establish their own eligibility standards, determine the type, amount, duration and scope of services, and establish the applicable reimbursement rate in accordance with applicable law, regulations or contracts. By providing services in the home to members who require long-term care and support with the activities of daily living, personal care service providers lower the cost of treatment by delaying or eliminating the need for care in more expensive settings, such as nursing homes and long-term rehabilitation facilities. In addition, caregivers observe and report changes in the condition of patients for the purpose of facilitating early intervention in the disease progression, which often reduces the cost of medical services by preventing unnecessary emergency room visits and/or hospital admissions and re-admissions. By providing care in the preferred setting of the home and by providing opportunities to improve the patient’s conditions and allow early intervention, personal care also is designed to improve patient outcomes and satisfaction.

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

The remote patient monitoring services market also supports the shift toward value-based care as it provides patient self-management and care management operations which support and enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. With the increasing population of Americans 65 and older and the significant increase in the occurrence of chronic diseases, for which elderly patients are more prone to contracting, demand for at-home care solutions in lieu of costly doctor visits and institutional care will continue to grow. This is further driven by structural changes that have occurred in the healthcare industry as a result of the COVID-19 pandemic toward virtual healthcare solutions. As remote patient monitoring has continued to grow in popularity, this has supported the underlying trend showing increased desire of seniors and individuals to "age-in-place" while also receiving a comparable standard of care.

Remote patient monitoring also provides the ability to leverage the data analytics obtained in order to produce actionable insights to drive proactive patient interventions which are especially valuable given the growing occurrence of chronic illness, as discussed above. These conditions require ongoing and active management and the use of remote monitoring solutions can work to manage symptoms and keep costs for individuals lower in the long-term. Remote monitoring services allow patients to monitor symptoms from home which decreases the strain on hospitals that have capacity constraints and ensures continued care and interaction with patients. This tech-enabled healthcare solution is covered by Medicare, Medicaid, and many private insurers that set eligibility criteria and establish reimbursement rates in accordance with applicable law, regulations or contracts and has gained significant traction during the COVID-19 pandemic where patients and providers were able to experience the value of remote health solutions while increasing patient experience and retention. This solution has many facets and we believe we are well positioned as the preeminent leader in providing solutions to address the social determinants of health that will work in tandem to increase payor and member value across our holistic suite of solutions.

NEMT Segment

We provide non-emergency medical transportation solutions to our members after obtaining contracts with our third-party payor relationships, including state governments, MCOs and health systems, in 48 states and the District of Columbia. As of December 31, 2023, approximately 32.9 million members were eligible to receive our transportation services, and in 2023, we managed approximately 34.6 million verified paid trips.

We primarily contract with state Medicaid programs and MCOs, including Medicare Advantage plans, for the coordination of their members’, who are our “end-users”, non-emergency medical transportation needs. Our customers are typically Medicaid or Medicare eligible members, whose limited mobility or financial resources hinder their ability to access necessary healthcare and social services. We believe our transportation services enable access to care, as well as access to meals, shelter, socialization, and the pharmacy, that not only improve the quality of life and health of the populations we serve, but also enables many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. We provide access to non-emergency medical transportation services on a more cost-effective basis than self-administered state Medicaid or MCO transportation programs while improving the lives and health outcomes of the populations we serve.

To fulfill the transportation needs of our customers, we apply our proprietary technology platform to an extensive network of approximately 3,700 transportation resources. This includes our in-network roster of fully contracted third-party transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes relationships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality and compliance, our in‑network transportation providers undergo an in-depth credentialing and education process.

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

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice in accordance with the terms of the contract and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2023, 32.3% of NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. While we typically expect to renew these contracts as they approach their term, we may receive notice from customers that they are terminating or not renewing their contracts upon expiration.

The NEMT segment generated 85.3% of its revenue in 2023 under capitated contracts. Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

The remaining 14.7% of NEMT segment revenue was generated under other types of fee arrangements, including administrative services only and fee-for-service ("FFS"), under which fees are generated based upon billing rates for specific services or defined membership populations. Revenue under FFS contracts represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

•Customers. In 2023, contracts with state Medicaid agencies and MCOs represented 100.0% of NEMT segment revenue. The NEMT segment does not derive any of its revenue from private pay or other contracts. The NEMT segment derived approximately 11.2%, 10.9% and 9.7% of its revenue from a single state Medicaid agency for the years ended December 31, 2023, 2022 and 2021, respectively. The next four largest NEMT segment customers by revenue comprised in the aggregate approximately 19.8%, 19.8% and 17.7% of NEMT segment revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

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

•Competition. We compete with a variety of national organizations that provide similar healthcare and social services related to transportation, such as Medical Transportation Management, Southeastrans (nka Verida), and Access2Care, as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories, whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, service quality, and price.

•Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to lower transportation demand during the winter season and higher demand during the summer season.

PCS Segment

We provide in-home personal care services to our customers with agency branches across various states, including in several of the nation’s largest home care markets: New York, New Jersey, Florida, Pennsylvania, Massachusetts, West Virginia and Connecticut. We place non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including persons who are at increased risk of hospitalization or institutionalization, such as the elderly, chronically ill or disabled senior citizens and disabled adults. Our personal care services include bathing, personal hygiene, grooming, oral care, dressing, medication reminders, meal planning, preparation and feeding, housekeeping, transportation services, prescription reminders, and assistance with dressing and ambulation, all of which enable aging-in-place and support overall wellness. Within New York, Pennsylvania and New Jersey, our PCS Private Duty Nursing program provides services targeted to assisting medically fragile children. As of December 31, 2023, we had approximately 16,000 trained caregivers throughout all of our branch locations serving, on average, approximately 26,000 patients and providing approximately 27.8 million hours of patient care annually.

Our PCS segment payor clients include federal, state and local governmental agencies, MCOs, commercial insurers and private individuals. The federal, state and local programs under which these organizations operate are subject to legislative, budgetary and other risks that can influence reimbursement rates. MCOs that operate as an extension of our government payors are subject to similar economic pressures. Our commercial insurance payor clients are continuously seeking opportunities to control costs.

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

Reimbursement rates and methods vary by state and type of service, but are typically fee-for-service based on hourly or other unit-of-service bases. MCOs are becoming an increasing portion of our PCS segment payor mix as states shift from administering FFS programs to utilizing managed care models.

•Customers. In 2023, contracts with state Medicaid agencies and MCOs represented approximately 95.9% of PCS segment revenue, with the remaining revenue derived from private pay and other contracts. The PCS segment derived approximately 11.3%, 12.0% and 11.7% of its revenue from a single state Medicaid agency for the years ended December 31, 2023, 2022 and 2021, respectively. The next four largest PCS segment customers by revenue comprised in the aggregate approximately 32.2%, 29.6% and 27.8% of segment revenue for the years ended December 31, 2023 2022, and 2021, respectively.

•Development Efforts and New Product Offerings. We do not deploy proprietary technology in our PCS segment, but we continue to invest in new technology to improve efficiency and team member experience. CareConnect, a scheduling optimization application, was piloted in Lynbrook, New York. This application integrates with the enterprise technology solution Homecare Software Solutions, LLC, which operates under the HHAeXchange brand and which we refer to as “HHAeXchange”, and has enabled caregivers to independently schedule their shifts. The goal of this pilot was to increase the acceptance rate of unfulfilled caregiver shifts, reduce overtime, and enhance Care Coordinator efficiency. Caribou Rewards, an employee recognition program that aligns incentives with desired outcomes, was piloted in both Massachusetts and our largest Pennsylvania branch. This application integrates with our existing home care platforms and applicant tracking system. We have demonstrated success with caregiver referrals in converting to new hires in Massachusetts and sustained an increased use of electronic visit verification (EVV) in our Pennsylvania branch. In addition to these technology solutions, we continue to identify new technologies that we can invest in to further unify our PCS segment across one streamlined technology platform. Additionally, we have invested in Nevvron for an all-in-one e-learning solution that enables required training to be delivered remotely and helps improve utilization by reducing time lost for training. CareConnect, Caribou Rewards, and Nevvron will launch across the PCS segment in 2024 and all three will be accessible to our caregivers through one application.

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

•Seasonality. Our quarterly operating income and cash flows normally fluctuate as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods. Our payroll expense in the PCS segment is also generally higher during the earlier quarters of the year prior to employees reaching the applicable thresholds for certain payroll taxes, and during periods with major holidays resulting from holiday pay rates.

RPM Segment

We provide remote patient monitoring services to support patient self-management and care management operations that enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long‐term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Services include personal emergency response systems, vitals monitoring, medication adherence solutions, and integrated data reporting and analytics. With high-touch engagement, the RPM segment has several million annual person-to-person interactions over a population of approximately 253,000 actively monitored health plan members.

We market our RPM services to national and regional health plans, government funded benefit programs, healthcare provider organizations, and individuals. Our commercial insurance payor clients are continuously seeking opportunities to control costs.

◦Customers. The Company serves approximately 253,000 members within national and regional health plans, government-funded benefit programs, and healthcare provider organizations members, and individuals across the country. We have a diverse base of customers across multiple end markets including Medicare Advantage, State and Managed Medicaid, and Health Systems or Distributors.

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

Corporate and Other Segment

Our Corporate and Other segment supports the strategic objectives and continued growth of the ModivCare business and includes the activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. The Corporate and Other segment also includes the operating results of our non-controlling equity interest in Matrix Medical Network ("Matrix"), which, prior to our segment reorganization that was effective as of January 1, 2022, had been reported as a separate operating segment. In addition, the Corporate and Other Segment includes the results of our investment in innovation, made during the first quarter of 2023, related to our data capabilities. As part of this investment in innovation, such wholly-owned subsidiary also began providing virtual clinical care management services (the "MSO") through an unaffiliated professional corporation (the "PC") owned and operated by a licensed physician in the third quarter of 2023.

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

Among other activities, Matrix currently contracts with and employs nurse practitioners to perform Comprehensive Health Assessments ("CHAs") and our PCS segment currently:

•employs registered nurses and licensed practical nurses to render skilled nursing care directly and to provide overall clinical supervision to patients; and
•has medical professionals provide guidance to its Quality Improvement Committees.

In addition, under the MSO-PC model within the Corporate and Other Segment, the MSO’s contractual relationships and arrangements with the PC, through which virtual healthcare services are provided, may implicate certain of the corporate practice of medicine laws, which prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals. This MSO-PC model may also implicate certain fee-splitting and anti-kickback laws.

While we believe that Matrix, our PCS segment, and the MSO-PC model have structured operations appropriately, any of these could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of the business violates these laws, or that a payment induced a physician to refer a patient, it may seek to have an entity discontinue or restructure those portions of operations or subject the entity to increased costs, penalties, fines, certain license requirements or other measures. Any determination that Matrix or we acted improperly in this regard may result in liability. In addition, agreements between Matrix and the particular professional may be considered void and unenforceable.

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

COVID-19 Public Health Emergency Orders

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. Emergency, public health and executive orders, issued, extended, or declared by the U.S. federal and state governments in response to the COVID-19 pandemic have waived numerous legal requirements while also imposing new legal restrictions which are issued, rescinded or modified with little advance notice. These emergency, public health and executive orders have created significant uncertainty in the legal and operational duties of health care providers. The declaration of the end of the public health emergency has and will continue to result in the rescission and modification of a number of regulatory requirements which will likely increase the uncertainty of the legal and operational duties of health care providers. While we have taken measures to plan and prepare for the end of the public health emergency, failure to adjust our operations based upon the public health emergency reaching its end and the resulting wind down of certain regulatory measures put in place to respond to public health concerns as a result of the global pandemic could have a material adverse impact on our business.

CARES Act Provider Relief Fund and ARPA State and Local Fiscal Recovery Funds Program

The Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020 (the "CARES Act"), established the Provider Relief Fund ("PRF") that made relief payments to certain health care providers. The purpose of the PRF was to provide funding to health care providers so they could prevent, prepare for, and respond to the coronavirus. Providers who received relief payments are subject to eligibility criteria and specific terms and conditions on the use of relief payments. To receive relief payments, many providers were required to attest to numerous statements regarding accuracy of their application and their compliance with the eligibility criteria and the terms and conditions. Providers’ use of relief payments is limited to health care related expenses or lost revenues that are attributable to coronavirus. Providers are required to have documentation that relief payments were used for those purposes.

The American Rescue Plan Act ("ARPA"), which was signed into law on March 11, 2021, established the Coronavirus State and Local Fiscal Recover Funds ("SLFRF") program which issued a final rule in 2022 that delivered funding to state, territorial, local, and Tribal governments across the country to support their response to and recovery from the COVID-19 public health emergency. The purpose of the SLFRF was to support families and businesses struggling with the public health and economic impacts of the pandemic, maintain vital public services despite declining revenues from the crisis, and build a strong and equitable recovery from the pandemic by making investments in long-term growth and opportunity. While the intention of the SLFRF was to allow for flexibility of the diverse and disproportionate needs across diverse communities, compliance and reporting requirements exist which require recipients to report to the U.S. Department of the Treasury and ensure all SLFRF are used in compliance with the program's requirements. Recipients are also responsible for subrecipient oversight and management and providing supporting documentation as required by the Department of Treasury.

For both government fund programs, there is limited guidance concerning what the government might consider a health care related expense or lost revenue that was attributable to coronavirus or what type of documentation is adequate. As our PCS segment has received relief payments from the CARES Act PRF and ARPA SLFRF, we must comply with all reporting requirements instituted for recipients of these funds. While we believe that the receipt and use of these funds was in compliance with PRF and SLFRF requirements, failure to comply with these requirements could have a material adverse impact on our business.

California Climate Disclosure Laws

On Oct. 7, 2023, California enacted three climate-related bills imposing extensive new climate-related disclosure obligations applicable to companies doing business in California. The Climate Corporate Data Accountability Act (SB 253) requires covered companies with total annual revenues of $1 billion or more to disclose annually their Scope 1 (direct emissions from owned and controlled sources) and Scope 2 (indirect emissions from energy purchased and used) greenhouse gas (“GHG”) emissions beginning in 2026, and Scope 3 (indirect emissions up and down value chain) greenhouse gas emissions beginning in 2027. Certain attestation requirements also apply to these Scope 1, Scope 2 and Scope 3 GHG emission reports, pursuant to which assurance must be provided by an approved third-party assurance provider. The information required to make the disclosures is complex and requires sophisticated internal and third party GHG risk management and data collection procedures to be in place prior to the beginning of fiscal year 2025.

In addition, the Climate-Related Financial Risk Act (SB 261) requires covered companies with total annual revenues of $500 million or more to publish biennial reports disclosing climate-related financial risks and the measures adopted to mitigate the disclosed risks by January 1, 2026. The Voluntary Carbon Market Disclosures Act (AB 1305), effective January 1, 2024, requires companies making certain claims, including regarding carbon neutrality or reduction of greenhouse gas emissions, and companies purchasing carbon offsets in addition to making such claims, to disclose information on the determination of accuracy of the claim, interim progress measures, third-party verification and, if applicable, information on the carbon offsets purchased and emissions data. The laws may be modified by future legislation. We are in the process of assessing the potential impact of these new climate disclosure laws.

Human Capital Management

Attracting, developing, and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. Our vision statement, “We drive positive health outcomes by transforming the way we connect to care” is at the core of everything we do. We understand that our success is directly correlated to ensuring that we have the right team members and that each of our team members is passionate about the important role that they play in executing our vision and improving the health outcomes of our members. As such, we aim to attract and retain qualified and passionate people that represent a diverse array of perspectives and skills who work together as a cohesive team that embodies our values and support our mission.

Our ability to recruit and retain our employees depends on a number of factors, including providing competitive compensation and benefits, development and career advancement opportunities, and a collegial work environment. We invest in those areas in an effort to ensure that we continue to be the employer of choice for our team members.

Compensation and Benefits

Our benefits are designed to help team members and their families stay healthy, meet their financial goals, protect their income and help them have harmony between their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, broad-based bonus programs, pension and retirement savings plans, career growth opportunities, and a culture of recognition.

Team Member Development and Advancement

We invest significant resources to develop team members with the right capabilities to deliver the growth and innovation needed to support our strategy. We seek to ensure that we are building the organizational capabilities required for success in the years to come. We offer team members and their managers several tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including an in-house continuing education program. We also have a practice of investing in our next generation of leaders and offer team members a number of leadership development programs. We believe in and encourage our team members and managers to maintain a growth mindset, a belief that qualities and talents can be developed through dedication and hard work, and have aligned our performance management programs to support our culture transformation with increased focus on continuous learning and development.

As of December 31, 2023, we had approximately 21,200 team members, of which approximately 3,900 were dedicated to our NEMT and our Corporate and Other segments, 16,800 were dedicated to our PCS segment, and 500 were dedicated to our RPM segment. Approximately 2,700 of our PCS segment caregivers were unionized in New York at the end of 2023, and we believe that we have good relationships with all of our team members.

Demographics and Diversity

Our team members reflect the communities in which they live and work and the members they serve and they possess a broad range of thoughts and experiences that have helped us achieve our successes to date. A key component of our growth and success is our commitment to diversity and inclusion. We believe this commitment allows us to better our understanding of member needs, while developing technologies and solutions to meet those needs. As part of our efforts to advance this important area, we have instituted several forums to ensure our team members have a channel to share their experiences. This includes our annual experience survey and quarterly town hall meetings where our executive leadership team can gather feedback from our team members and answer questions related to their concerns. Additionally, we have developed seven Employee Resource Groups ("ERGs"), which are team member led, experience-based groups of individuals that share a common interest in diversity and inclusion topics such as race, ethnicity, national origin, veteran status, ability awareness, gender, and sexual orientation/gender identity. Each of our ERGs is sponsored by a member of our executive leadership team or senior management that serves as an advocate and representative on our Diversity, Equity, and Inclusion Council ("DEI Council") to continue the advancement of these important initiatives and further our effort to make an impact from the work that each of these ERGs is doing. Although we have made progress in our workforce diversity representation, we continue to seek input from our team members and make significant strides to continue to improve and make meaningful impacts in this area. We have established goals to continue improving our hiring, development, and retention of team members with diverse backgrounds and our overall diversity representation, including within our executive leadership team, in an effort to be a socially-responsible community member.

We also include additional team member information in our annual Environmental, Social, and Governance ("ESG") reports, which are available on our website.

Environmental, Social and Governance

In May 2023, we released our 2022 ESG report. This was our second publication of the report and we will continue to prepare this report annually to enhance our disclosures and provide key information about our work toward our commitment to eliminating inequities in healthcare while enhancing our sustainability and governance efforts.

Environmental

Making connections to care is our purpose. We strive to bring equity, hope, and healing to those who need it most, one member at a time. We do this through our NEMT segment where we connect our members to their non-emergency medical appointments so they can receive necessary care; through our PCS segment where our caregivers provide necessary services to our members who need assistance performing daily-living activities in the comfort of their homes; and through our RPM segment where our real-time monitoring services allow our members to live peacefully in their homes while assisting and engaging in response services in the event that an emergency occurs. While our mission to be a leader in addressing the SDoH has our members at the forefront of each decision we make, we are also committed to being a responsible environmental steward in the communities in which we serve. This includes using our multi-modal strategy within the NEMT segment in order to not only provide the most appropriate mode of transportation for each individual member, but to also increase the use of public transit or multi-passenger vehicles when possible. Additionally, we work with our transportation providers to find more efficient routes, eliminate unnecessary trips and assist with procurement of more fuel-efficient fleets.

Social

Members of all incomes and identities rely on our non-emergency medical transportation, personal care services, and remote patient monitoring solutions to receive greater access to healthcare. We seek to improve the lives of our members by providing connections to care and eliminating inequities in healthcare. Our team operates with the same passion for helping and serving our members that we care for in order to improve their lives and health outcomes.

Governance

Our board of directors regularly evaluates our corporate governance structure and processes to help steer the Company's direction and ensure we are operating with the utmost business integrity. More information about our directors, executive officers and governance will be included in our 2024 Proxy Statement for our 2024 Annual Meeting of Stockholders.

Additional Information

The Company makes available to the public on its website at www.modivcare.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Our SEC filings are also available to the public at www.sec.gov. Copies are also available, without charge, upon request to ModivCare Inc., 6900 E Layton Avenue, 12th Floor, Denver, Colorado 80237, (303) 728-7012, Attention: VP of Investor Relations. In addition, we routinely post important information for investors on our website and may use our website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report or any other report or document we file with or furnish to the SEC.

Item 1A. Risk Factors.

You should consider and read carefully all of the risks and uncertainties described below, as well as the other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below have been organized under headings that are provided for convenience and intended to organize the risks and uncertainties into related categories to improve readability for investors; no inference should be drawn, however, that the placement of a risk factor under a particular category means that it is not applicable to another category of risks or that it may be more or less material than another risk factor. Regardless, they are also not the only risks and uncertainties facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties, as discussed above in this Part I under the caption “Disclosure Regarding Forward-Looking Statements”. Our actual results could differ materially from those anticipated in any forward‑looking statements as a result of many factors, including the risk factors and uncertainties described below.

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

The majority of our end-users are older individuals with complex medical challenges or multiple ongoing diseases or chronic illnesses, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable end-users. Our employees could also have difficulty attending to our end-users if a program of social distancing or quarantine is instituted in response to a public health emergency, or if “stay at home” orders are perpetuated or reinitiated. In addition, we may expand existing internal policies in a manner that may have a similar effect. If the COVID-19 virus and its potentially more contagious variants cause an additional resurgence of infections of COVID-19, or if new variants continue to develop that are resistant to government approved COVID-19 vaccinations, or if an influenza or other pandemic were to occur, we could suffer significant losses to our consumer population or a willingness by our end-users to utilize our services, in particular in our PCS segment, or a reduction in the availability of our employees and, at an inflated cost, we could be required to hire replacements for affected workers. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition and results of operations.

Risks Related to Our Business and Operations

We derive a significant amount of our revenues from a limited number of payors, and any changes in the funding, financial viability or our relationships with these payors could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of our revenue from a limited number of payors under a relatively small number of contracts. For example, for the year ended December 31, 2023, approximately 30.9% of our NEMT segment revenue was derived from only five payors, and one of which, a single state Medicaid agency, contributed 11.2% to our aggregate NEMT segment revenue during that period. As it relates to our other segments, for the year ended December 31, 2023, approximately 11.3% of our PCS segment revenue was derived from one U.S. state Medicaid program, and approximately 18.5% of our RPM segment revenue was derived from one health plan. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

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

The timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid managed programs. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. We may also experience delayed payment of reimbursement rate increases that are subject to the approval of the CMS and/or various state agencies before claims can be submitted or paid at the new rates. Any delays experienced for the foregoing or other reasons could have a material adverse effect on our business, results of operations and financial condition.

Further, a delay in collecting our accounts receivable, or the non-collection of accounts receivable in connection with our transition and integration of acquired companies and the attendant movement of underlying billing and collection operations from legacy systems to our systems could have a material negative impact on our results of operations and liquidity.

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

In addition, goodwill may be impaired if the estimated fair value of our reporting units is less than the carrying value of the respective reporting unit. As a result of our growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. From our largest acquisitions, goodwill generated in relation to the acquisition of Simplura in 2020 was $320.4 million, goodwill generated in relation to the acquisition of Care Finders in 2021 was $232.1 million, goodwill generated in relation to the acquisition of VRI in 2021 was $236.3 million, and goodwill generated in relation to the acquisition of GMM in 2022 was $44.3 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of our reporting unit below the reporting unit’s carrying value. Such circumstances could include: (1) loss of significant contracts; (2) a significant adverse change in legal factors or in the climate of our business; (3) unanticipated competition; (4) an adverse action or assessment by a regulator; or (5) a significant decline in our stock price.

During our July 1 annual assessment of goodwill, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result of our quantitative assessment, we determined that the goodwill at our PCS and RPM reporting units was impaired. As a result, we recorded an impairment of goodwill charge of $183.1 million in the second quarter of 2023, of which $137.3 million was recorded at our PCS segment and $45.8 million was recorded at our RPM segment.

As of December 31, 2023, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $785.6 million, $360.9 million, $41.5 million and $85.6 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

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

For example, the successful integration of Care Finders into our PCS segment and the remote patient monitoring business acquired in the VRI transaction and expanded with the GMM acquisition and our ability to realize the expected benefits of the acquisition are subject to a number of risks and uncertainties, many of which are outside of our control, including:

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

Weakening of general economic, political, credit and/or capital market conditions in the markets in which we do business could adversely affect our financial performance, our ability to grow or sustain our business, financial condition, and results of operations, and our ability to access capital markets.

The implications of the current macroeconomic environment, which is characterized by high inflation rates, high interest rates, supply chain challenges, labor shortages, volatility in capital markets and growing recession risk, have had and could continue to have an adverse effect on our business, results of operations, and financial condition. In April 2022, during the COVID-19 pandemic, inflation rates in the United States were the highest they had been since 1981. While post-pandemic inflation rates have decreased since April 2022, there can be no assurance that inflation rates will not increase in the future. Increased inflation rates could result in higher costs related to employee wages and other inputs to our services, including fuel costs, and could result in us incurring higher debt obligations than expected. If we incur higher costs than originally anticipated, including under our FFS contracts, and are unable to adjust the rates to reflect the changes in costs due to the structure of our contracts, our results of operations and financial condition may be adversely affected.

Further the growing recession risk and ongoing economic uncertainty may lead to increased credit risk, higher borrowing costs, or reduced availability of capital and credit markets, which could impact our access to financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Higher interest rates and borrowing costs as well as increased costs of labor as a result of the tight labor market, particularly in the healthcare industry, could create additional economic challenges. With the majority of our payors being governmental healthcare agencies who are also under significant operational and budgetary strain, these significantly increased labor and supply costs without a commensurate increase in revenue may lead to a continued deterioration of operating margins across our business.

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

Our determination of our income tax liability is subject to review by applicable tax authorities, and we have been audited by various jurisdictions in prior years. We were examined by the Internal Revenue Service as a result of the large refunds received from the loss on the sale or our former workforce development services segment. This examination was completed in the third quarter of 2021 with no material adjustments being made. In addition, we were examined by various states and by the Saudi Arabian tax authorities with respect to these matters. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from the estimates and determinations reflected in our historical income tax provisions and accruals.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, including the COVID-19 pandemic, including our contact center employees who may be disproportionately impacted by health epidemics or pandemics like COVID-19, which could disrupt our business and adversely affect our financial results.

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
•the effect on our customers and members and customer and member demand for our services, in particular with respect to our PCS segment services;
•our ability to provide our services as a result of, among other things, travel restrictions, disruptions in our contact centers related to COVID-19, people working from home and taking the opportunity to provide personal care services that we might otherwise provide through our PCS segment, and the willingness of our employees to return to work due to health concerns, childcare issues or enhanced unemployment benefits, including after “shelter in place” and other related “stay at home restrictions” are lifted or modified;
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

When the COVID-19 pandemic emerged in March 2020, we observed a material reduction in trip volume in our NEMT segment as a result of state imposed public health orders. On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. During each year following the emergence of the pandemic, we have continued to experience increased utilization and are currently operating at a higher volume of trips in our NEMT segment than before the COVID-19 outbreak. While this increase in trip volume shows increased demand for our services, it also exposes the Company to cost containment risk as labor costs and trip costs are rising at a higher rate than reimbursement, which results in lower profit margins than previously. The increase in trip costs is driven, in part, by the current macroeconomic environment, inflationary pressures, rising interest rates, higher labor costs, and supply chain challenges which limit the NEMT segment's ability to provide services at a reasonable cost to achieve historic profit margins. These macroeconomic trends also put pressure on the availability of transportation providers. Any ongoing impact to our industry as a result of the increased demand despite the headwinds in the current macroeconomic environment may have a negative financial impact on our transportation providers and may result in lower revenues as the Company adapts to this change in demand for transportation services. As volumes continue to increase, the availability of transportation providers in the future may be limited due to the capacity constraints within our network of transportation providers. Additionally, we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid the current labor environment, which could negatively impact the customer and member experience while interfacing with our contact centers and materially adversely affect our reputation and results of operations.

Our PCS segment also experienced a material reduction in volume of service hours and visits as a result of the pandemic. While this reduction in service hours and visits has continued to improve each year following the pandemic, ongoing impacts of the pandemic including constraints on the labor market, specifically related to strain on healthcare professionals, has led to a shortage of caregivers which will continue to impact the volume of service hours that can be provided. Further, these labor constraints have driven increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Any depressed volumes as a result of the labor shortage and the strain on healthcare professionals could reduce the quality with which our caregivers provide services and could result in lower than expected revenue in the PCS segment. As volume continues to increase, we may face difficulty meeting the volume of demand due to staffing challenges in the healthcare industry. Any of these circumstances and factors could have a material adverse effect on our business.

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

The uncertainty and volatility of NEMT trip volume and PCS volume of hours provided due to COVID-19 and the long-term impacts of the pandemic on the global economy can affect the assumptions we rely upon to develop our expense estimates relative to the operations of these business segments. If we do not accurately estimate costs incurred in providing these services, these segments may be impacted by out of period adjustments to actual results. Any or all of these factors could have an adverse effect on our business, financial condition and results of operations. Furthermore, the impact of the COVID-19 pandemic and the long-term effects of the pandemic are continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could precipitate or aggravate the other risk factors included in this Annual Report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

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

Our NEMT segment contracts are subject to frequent renewal and, from time to time, requests for renegotiation during a contract term. For example, many of our state Medicaid contracts, which represented approximately 37.1% of our NEMT segment revenue for the year ended December 31, 2023, have terms ranging from three to five years and are typically subject to a competitive procurement process near the end of the term. We also contract with MCOs, which represented approximately 62.9% of our NEMT segment revenue for the year ended December 31, 2023. Our MCO contracts for NEMT segment services typically continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and sometimes a contractual counterparty will seek to renegotiate the pricing and other terms of a contract to our detriment prior to the stated termination date of a contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts through their contractual duration on terms originally negotiated or at all. For the year ended December 31, 2023, 32.3% of our NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal during 2024.

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

During 2023, 2022, and 2021, 85.3%, 87.8%, and 84.7% of our NEMT segment revenue, respectively, was generated under capitated contracts with the remainder generated through fee for service ("FFS") contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all.

Certain capitated contracts are structured in a shared risk format and have provisions for reconciliations, risk corridors or profit rebates. Under this shared risk structure, the amount of the fixed per-member fee is determined based on actual realized transportation volumes or costs. This provides some margin protection against unprofitable contracts, as the rate per member will increase if cost of transportation was to increase above certain specified levels. These shared risk contracts pose certain risks to cash management and liquidity, as contracts under this structure can lead to large contract payables and contract receivables balances on our balance sheet, that have longer payment terms than typical cycles. This can lead to large outflows of cash and impact our liquidity.

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

Our contact centers are significantly dependent on telephone, internet and data service provided by various communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies, and we can transition services among our different contact centers. Despite these efforts, there can be no assurance that the redundancies we have in place would be sufficient to maintain the contact centers' operations without disruption. Any disruption could harm our customer relationships and have a material adverse effect on our results of operations.

Risks Related to Our PCS Segment

Competition among in-home personal care, or home healthcare, services companies is significant, and if we are not successful in executing on our strategies in the face of this competition, our business could be materially adversely affected.

The in-home personal care services industry, which is sometimes referred to as the home healthcare services industry, is highly competitive. Our PCS segment competes with a variety of other companies in providing personal care services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by us, which may attract customers who are presently receiving our in-home personal care services to those other companies. Competing companies may also offer services across a greater continuum of care and therefore may be able to obtain new cases or retain patients that might otherwise choose us. In the areas in which our in-home personal care programs are provided, we also compete with a large number of organizations, including:

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

In every state where required, our home healthcare offices and personal care centers possess a license and/or CON issued by the state health authority that determines the local service areas for the home healthcare office or personal care center. In general, the process for opening a home healthcare office or personal care center begins by a provider submitting an application for licensure and certification to the state and federal regulatory bodies, which is followed by a testing period of transmitting data from the applicant to the CMS. Once this process is complete, the care center receives a provider agreement and corresponding number and can begin billing for services that it provides unless a CON is required. For those states that require a CON, the provider must also complete a separate application process before billing can commence and receive required approvals for capital expenditures exceeding amounts above prescribed thresholds. Our failure or inability to obtain any necessary approvals could adversely affect our ability to expand into new markets and to expand our PCS segment services and facilities in existing markets.

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

Our PCS segment may be subject to malpractice or other similar claims, which could adversely impact our brand and our success in the marketplace.

The services our PCS segment offers involve an inherent risk of professional liability and related substantial damage awards. Due to the nature of our personal care business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find that these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. Claims of this nature, regardless of their ultimate outcome, could have a material adverse effect on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Risks Related to Our RPM Segment

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

We hold a non-controlling interest in Matrix, which, as of December 31, 2023, constituted 2.4% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact Matrix’s economic performance. The arrangement with Matrix involves risks not present with respect to our wholly-owned subsidiaries and that may negatively impact our financial condition and results of operations or make the arrangement less successful than anticipated. Factors that may negatively impact the success of our Matrix investment include the following:

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

As part of our investment in innovation, the MSO provides virtual clinical care management services through the PC, an unaffiliated professional corporation owned and operated by a licensed physician, and our relationships or arrangements with the PC could become subject to legal challenges.

The MSO’s contractual relationships and arrangements with the PC, through which virtual healthcare services are provided, may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals (such activities are generally referred to as the “corporate practice of medicine”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have an adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with the PC constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with the PC to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. Some state corporate practice of medicine and fee-splitting prohibitions also authorize penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals with whom we contract from providing clinical services.

The MSO, the PC and the medical practitioners providing virtual clinical care services through such PC may become subject to medical liability claims, which could have an adverse impact on our business.

The relationships and arrangements between the MSO, the PC and the medical practitioners providing virtual clinical care services through such PC entail the risk of medical liability claims against the MSO. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage, and/or plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. In addition, such liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the services offered by the MSO. As a result, adequate liability insurance may not be available to the MSO in the future at acceptable costs or at all. Any claims made against the MSO that are not fully covered by insurance could be costly to defend, result in substantial damage awards against the MSO and divert the attention of our or the MSO’s management, which could have an adverse effect on our business, financial condition and results of operations.

If the MSO or the PC fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.

The 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In May 2020, CMS and the HHS Office of the National Coordinator for Health Information Technology (“ONC”) published the Cures Act final rule, which went into effect on April 5, 2021, to clarify provisions of the Cures Act regarding interoperability and information blocking, and to include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems (“EHRs”). The final rule will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, (“HIEs/HINs”), and health plans share patient information, and create significant requirements for healthcare industry participants. For example, the final rule prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the final rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. As a relatively new rule, the interpretation of these requirements is continuing to evolve and any failure of the MSO or the PC to comply with these rules could have an adverse effect on our business, results of operations and financial condition.

The MSO and the PC remote patient monitoring business model depends on the ability for new patient encounters to occur remotely by means of telehealth, and if the telehealth flexibilities currently permitted under the Consolidated Appropriations Act of 2023 are not extended, this business model may no longer be feasible and our results of operations could be adversely affected.

Under the CMS’ 2021 Physician Fee Schedule final rule, CMS limited the provision of RPM services to “established patients” of a billing physician, which required an initiating in-person visit with the physician. In the CMS’ 2024 Physician Fee Schedule final rule, CMS confirmed that the “established patient” limitation continues to be in place for RPM services.In response to the COVID-19 pandemic, CMS made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including the “established patient” restriction, initiating site requirements for both the providers and patients and telehealth modality requirements. The Consolidated Appropriations Act of 2023 extended many of the COVID-19 public health emergency provisions related to telehealth until December 31, 2024, including the flexibility to permit a patient’s home to be an originating cite and to permit telehealth by means of audio only communication. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict the ability of physicians to deliver care through telehealth modalities, including with respect to the initiating visit, our results of operations may be adversely affected.

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

Changes to the regulatory landscape applicable to our businesses could have a material adverse effect on our results of operations and financial condition, including the proposed ruling by the Centers for Medicare and Medicaid Services ("CMS") titled Ensuring Access to Medicaid Services

Our PCS segment locations that maintain a Medicare certified home healthcare line of business (for example, in Pennsylvania and Massachusetts) must comply with ever changing federal conditions or participation, where compliance is difficult to achieve and hard to monitor. Recently implemented requirements for which adherence is particularly challenging include the need to:

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

CMS could adopt new requirements or guidelines that may further increase the costs associated with the provision of certified services, which could harm our business and have a material adverse effect on our results of operations. As an example, components of the 2023 proposed ruling released by CMS titled Ensuring Access to Medicaid Services, which proposes advancements in access to care, quality of care, and improved health outcomes for Medicaid beneficiaries, include stipulations which would require that 80.0% of Medicaid payments for personal care services be spent on compensation for the direct care workforce rather than other administrative or overhead expenses. This requirement would limit our ability to achieve a gross margin that would allow us to continue to invest in technological platforms that would ease the administrative burden and allow our care providers to focus on higher quality of care, which could have a material adverse effect on our results of operations and financial condition.

In New York, we provide Service Coordination, or SC, and/or Home and Community Support Services, or HCSS, to Traumatic Brain Injury, or TBI, and Nursing Home Transition and Diversion, or NHTD, Medicaid waiver participants. These waiver programs were developed based on the philosophy that individuals with disabilities, individuals with traumatic brain injury, and seniors, may be successfully served and included in their surrounding communities so long as the individual is the primary decision maker and works in cooperation with care providers to develop a plan of services that promotes personal independence, greater community inclusion, self-reliance and participation in meaningful activities and services. Examples of activities that are at various stages of implementation that may implicate or materially adversely affect our waiver line of business profitability follow.

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

With respect to our Matrix investment, the Comprehensive Health Assessment ("CHA") services industry is primarily regulated by federal and state healthcare laws and the requirements of participation and reimbursement of the Medicare Advantage program established by CMS. From time to time, CMS considers changes to regulatory guidelines with respect to prospective CHAs or the risk adjusted payment system applicable to Matrix’s Medicare Advantage plan customers. CMS could adopt new requirements or guidelines that may, for example, increase the costs associated with CHAs, limit the opportunities and settings available to administer CHAs, or otherwise change the risk adjusted payment system in a way that would adversely impact our business. Further, changes in or adoption of new state laws governing the scope of practice of mid-level practitioners, or more restrictive interpretations of such laws, may restrict Matrix’s ability to provide services using nurse practitioners. Any such implementation of additional regulations on the CHA industry by CMS or other regulatory bodies or further regulation of mid-level practitioners could have a material adverse impact on Matrix’s revenues and margins, which could have a material adverse impact on our balance sheet and financial position.

State revalidation and potential reduction of eligible Medicaid beneficiaries as a result of the restart of the Medicaid eligibility redetermination process following the expiration of the COVID-19 public health emergency under the Families First Coronavirus Response Act (2020) could diminish the demand for our services, affect the profitability of our capitated contracts with our customers, and have a material adverse effect on our results of operations and financial condition.

The Families First Coronavirus Response Act (2020) requires states to maintain Medicaid beneficiary eligibility for all Medicaid participants through the last day of the month in which the COVID-19 PHE ends. On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the PHE for the COVID-19 pandemic. Prior to the enactment of the Act, states regularly reviewed on an on-going basis whether Medicaid participants qualified for the program, based on factors such as income, age or disability status. While states were prohibited from removing ineligible participants from their Medicaid rolls during the PHE, new enrollment steadily increased, resulting in record high levels of Medicaid participation. Now that HHS has declared the end of the PHE, states must revalidate the eligibility of each Medicaid beneficiary once every 12 months. During this process, a significant number of Medicaid beneficiaries could lose Medicaid coverage, not only because of changed circumstances such as regained employment, but also as a result of clerical and other errors that may leave otherwise eligible beneficiaries off the rolls due to the administrative burden to be placed on short-staffed state and local offices. A drop in Medicaid enrollment could affect adversely our ability to be reimbursed by our customers for the services we provide to our end-users, our NEMT per-member per-month fee generation under our capitated contracts, and our FFS payments and the demand for our services generally, the occurrence of any of which could harm our business and have a material adverse effect on our results of operations and financial condition.

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

Currently, many of the states in which we operate are facing budgetary shortfalls or changes in budgetary priorities. While many of these states are dealing with budgetary concerns by shifting costs from institutional care to home and community-based care such as the services we provide, there is no assurance that this trend will continue or be implemented as it has been historically. For example, in New York (one of several states where our PCS segment provides services under the name “All Metro Health Care”), there are Medicaid Redesign Team initiatives taking place aimed at reducing Medicaid expense through provider consolidation and other measures. Our continued ability to provide core services, though expected, is now dependent upon various competitive bid processes, including the following:

•LHCSA Request for Proposal (Anticipated) – The FY 2021 enacted New York State Budget created a new Public Health Law, or PHL, Section 3605-c which, if implemented, would prohibit Licensed Home Care Service Agencies, or LHCSAs, such as our PCS segment’s individually-licensed branches, from providing or claiming for services provided to Medicaid recipients without being authorized to do so by contract with the NYS DOH. This restriction would apply to the provision of such services under the state Medicaid plan, a plan waiver, or through an MCO (for example, managed long-term care plan). If implemented, the statute would require the NYS DOH to contract with only enough LHCSAs to ensure that Medicaid recipients have access to care. The NYS DOH is expected to post an RFP that includes demonstrated cultural and language competencies specific to the population of recipients and the available workforce, experience serving individuals with disabilities, and demonstrated compliance with all applicable federal and state laws and regulations among the selection criteria. After contracts are awarded, the NYS DOH could terminate a LHCSA’s contract, or suspend or limit a LHCSA’s rights and privileges under a contract, upon thirty-days' written notice if the Commissioner of Health finds that a LHCSA has failed to comply with the provisions of Section 3605-c or any regulations promulgated under the statute. Also, authorization received by LHCSAs under PHL Section

3605-c would not substitute for satisfying existing licensure requirements or the screening and enrollment process required for participation in the Medicaid program.

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

Increasing scrutiny and changing expectations with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.

Increased focus, including from regulators, investors, employees and clients, on ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees or our customers, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us. At the same time, various stakeholders may have divergent views on ESG matters.
This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied if we adopt ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

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

Risks Related to Our Indebtedness and Economic Conditions

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

In addition, our agreements covering our outstanding indebtedness, including the New Credit Agreement and the indentures governing our Notes due 2025 and 2029, require us to meet financial covenants associated with that debt, and contain cross-default provisions. For example, the New Credit Agreement contains an affirmative covenant regarding our Total Net Leverage Ratio as of the end of each of our fiscal quarters. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the New Credit Agreement and the Total Net Leverage Ratio.

A breach of any of these covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness including as a result of cross default provisions, and, in the case of our New Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our New Credit Facility, the lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness resulting in our other indebtedness being declared immediately due and payable, including our Notes due 2025 and 2029. We cannot provide any assurance that the holders of such indebtedness would waive a default, including as a result of a cross default. In the event of acceleration of our outstanding indebtedness, we cannot assure you that we will be able to repay the debt or obtain new financing to refinance the debt. Even if new financing is made available to us, it may not be on terms acceptable to us. If we were unable to repay these amounts, certain debt holders could proceed against the collateral granted to them to secure the indebtedness, including the equity of subsidiary guarantors that we have pledged as collateral, pursuant to our New Credit Agreement. If any of the foregoing were to occur, our business and results of operations could be materially adversely affected and the value of our equity could be materially diminished.

We have substantial indebtedness and lease obligations that could restrict our financial opportunities and competitive position and we may not be able to generate sufficient cash to service all of our indebtedness which could harm our operations and business.

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
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default, including as a result of a cross-default, under the agreements governing such indebtedness, including the New Credit Facility and the Notes due 2025 and 2029;
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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets and the ongoing effects of the COVID-19 pandemic on the global economy. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Further, in the event of a default, including as a result of a cross-default, the holders of our indebtedness could elect to declare such indebtedness immediately due and payable, which could materially adversely affect our results of operations and financial condition.

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

Risks Related to Our Common Stock

If we are unable to remediate the identified material weaknesses in our internal control over financial reporting, or if we experience additional material weaknesses or other deficiencies or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

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

In connection with our 2023 year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2023, the material weaknesses related to the ineffective general information technology controls ("GITCs") and process-level control activities in the revenue and payroll processes within the PCS segment were unremediated as of December 31, 2023. The material weaknesses were largely a result of the continued integration of the PCS segment and the high volume of transactions across their disparate systems. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.

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

If we are unable to remediate successfully our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, NASDAQ listing requirements, and the covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and we may suffer defaults, accelerations, or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.

Future sales of shares of our common stock by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2023, we had 19,775,041 shares of common stock outstanding that were freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our common stock held by or purchased by our affiliates are restricted or “covered” securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

With respect to our stockholders Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC - Series A, as well as our former stockholder Coliseum Capital Co-Invest, L.P, which we sometimes refer to collectively as the Coliseum Stockholders, any or all of which may continue to be considered an affiliate or affiliates of ours, we have filed a registration statement that has been declared effective under the Securities Act covering the resale by the Coliseum Stockholders of an aggregate of 2,982,751 shares of our common stock that continue to be held by the Coliseum Stockholders. As a result, such shares may be sold pursuant to the registration statement without regard to the volume and other limitations of Rule 144 under the Securities Act that would otherwise be applicable to such sales.

We also filed a registration statement under the Securities Act to register additional shares of common stock to be issued under our Amended and Restated 2006 Long-Term Incentive Plan, or Incentive Plan, and, as a result, all shares of common stock acquired upon exercise of stock options or vesting of shares of restricted stock, restricted stock units or performance-based restricted stock units granted under our Incentive Plan will also be freely tradable under the Securities Act, unless purchased or acquired by our affiliates under the plan. As of December 31, 2023, there were vested stock options outstanding and exercisable to purchase a total of 42,054 shares of our common stock and there were 504,110 shares of our common stock subject to restricted stock awards, restricted stock units, and performance-based restricted stock units under the Incentive Plan. In addition, 792,338 shares of our common stock are reserved for future issuances under the Incentive Plan.

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

Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our second amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may also make it difficult for stockholders to replace or remove our management, including, no cumulative voting for the election of directors, provisions governing director vacancies, which are filled only by remaining directors (including vacancies resulting from removal or other cause), and, until the phase-out of our staggered Board of Directors (the "Board") is complete in 2025, provisions providing for staggered terms for certain members of the Board. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Item 1B.     Unresolved Staff Comments.

None.

Item 1C.     Cybersecurity.

Risk Management and Strategy.

Our information technology ("IT") systems are critically important to our existing business operations and growth strategy. We provide services to individuals and others that require us to collect, process, maintain and retain sensitive and personal client confidential information in our IT systems, including patient identifiable health information, financial information and other personal information about our customers and end-users, such as names, addresses, phone numbers, email addresses, identification numbers, sensitive health data, and payment account information. As a result, we are subject to complex and evolving United States privacy laws and regulations, including those pertaining to the handling of personal data, such as HIPAA and CCPA. In addition to protecting the privacy of all health-related information for our members, our IT infrastructure supports the operations of all aspects of our business and ensures that we are able to continue to serve our members' transportation, personal care, and remote monitoring needs and execute our strategy to better connect people with care.

The Company's Enterprise Risk Management Team (the "ERM Team") works in collaboration with the Company's Information Security Team to set the enterprise risk strategy and make risk-informed decisions, which include the assessment and response to cybersecurity risk. The Company maintains an information security, technology, and cybersecurity risk management program overseen by the Chief Information Security Officer (the "CISO") that uses a risk-based methodology to support the security, confidentiality, integrity, and availability of its information. The Company's information security, technology, and cybersecurity risk management program provides the structure for managing the respective risks utilizing a combination of automated tools, documented processes, and third-party assessments to identify and assess potential cybersecurity risks. The Company engages third parties in connection with its cybersecurity program. Third party monitoring activities include the use of Security Information Event Monitoring ("SIEM") software and regularly scheduled vulnerability assessments performed by an independent third-party to capture and identify vulnerabilities, security events, and potential incidents. The Company also maintains a formal information security training program that includes training on matters such as phishing and email security best practices as well as data privacy which is required for all employees on an annual basis.

While processes are in place to minimize the chance of a successful cyberattack, the Company has established incident response policies and procedures to address a cyber threat that may occur despite these safeguards. In these instances, the Company maintains a cybersecurity incident response policy (the "Incident Response Policy") and cybersecurity incident response plan (the "Incident Response Plan") to help ensure a timely, consistent and compliant response to actual or attempted cybersecurity incidents impacting the Company. The Incident Response Plan includes (1) detection, (2) analysis, which may include timely notice to the Audit Committee of our Board if deemed material or appropriate, (3) containment, (4) eradication, (5) recovery and (6) post-incident review. The Incident Response Plan includes leveraging the Company's cross-functional Cybersecurity Incident Committee that is supported by an organizational structure that includes executives across the Information Security, ERM, Finance, Legal, and Investor Relations functions of the business. The Cybersecurity Incident Committee is responsible for assessing the materiality of any cybersecurity incidents and for communicating any such incidents to the appropriate parties outside the Company.

The Company relies on our IT systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. The Company has implemented processes to manage the cybersecurity risks associated with its use of third-party service providers, including processes during the contract review phase by both Information Security and Legal teams providing contractual safeguards as well as ongoing monitoring of third-party service providers for incidents that may affect the Company. To date, no cybersecurity incidents have had such a material adverse effect on us, and we are not presently aware of any cybersecurity threats that are reasonably likely to materially affect us.

Despite the security measures we have implemented, certain cyber incidents could materially disrupt our operational systems, compromise personally identifiable information regarding customers or employees, delay our ability to provide critical services to our customers, and/or jeopardize the security of our facilities. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Governance.

Board's Roles and Responsibilities

The Audit Committee is responsible for overseeing and monitoring the Company's information security, technology, and cybersecurity program and other IT and data privacy risks, controls, strategies, and procedures. The Audit Committee is comprised of board members with expertise in the areas of risk management, finance and technology, enabling them to effectively oversee such cybersecurity and other IT and data privacy risks. The Audit Committee receives updates from management as needed or at least quarterly which cover the Company's current cybersecurity and other IT and data privacy risk assessments and key risk areas. The Audit Committee also reviews and discusses with management, at least quarterly, and as needed, any material or significant cyber incidents that have occurred or are reasonably likely to occur. In addition, the Audit Committee receives regular updates on cybersecurity trends and emerging threats from the Information Security Team led by the CISO.

Management's Roles and Responsibilities

In collaboration with the ERM team and the Audit Committee, the Company's Information Security Team, overseen by the CISO, is responsible for assessing and managing cybersecurity risks including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The Information Security Team is comprised of various IT groups with the knowledge and expertise needed to execute the technical aspect of the Incident Response Plan. This team is led by the CISO and other technical leaders with significant experience in the information security field. The CISO has over 18 years of experience serving as a CISO and in other security leadership positions in the information security and cybersecurity fields, including roles as VP of Information Security, Director of Infrastructure, Director of Information Security, and Manager of Information Security. In addition to his work experience, the CISO holds a certification as a Certified Information System Security Professional (CISSP). The CISO works closely with other management positions, including the Chief Accounting Officer, Chief Information Officer, Chief Audit Officer, Deputy General Counsel, and VP of Investor Relations through the Cybersecurity Incident Committee in order to ensure that the Company has effective communication and understanding of its cybersecurity risk management.

The processes by which the Information Security Team and CISO monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents include regular vulnerability assessments and penetration testing, security incident and event management, continuous monitoring, and threat and intelligence gathering. The CISO reports to the Audit Committee on a quarterly basis, and as needed, to provide an overview of our cybersecurity risk posture, the effectiveness of our cybersecurity policies, procedures, and strategies, and any material or significant cybersecurity incidents that have occurred or are likely to occur.

Item 2.     Properties.

Our principal executive offices are located in Denver, Colorado, where we have leased approximately 73,000 square feet of corporate office and operations space through September 2032. In addition, we continue to lease our former principal executive offices located in Atlanta, Georgia, where we have leased through June 2024 approximately 30,000 square feet of corporate office and operations space.The offices in Atlanta, Georgia, as well as 28 other leased facilities that serve as both office and operational space, are utilized substantially in our NEMT segment.

We maintain offices for our PCS segment in Valley Stream, New York, where we have leased through November 2025 corporate office and operations space. This office as well as an additional 83 locations of leased office and operational space support our PCS segment.

We maintain offices for our RPM segment in Franklin, Ohio, where we own the real estate for corporate office and operations space. In addition, we own real estate for our RPM segment in Sullivan, Illinois and we rent coworking space in various other locations as needed to support our operations.

The lease terms vary for all of our leased facilities, but we believe that they are all generally at market rates. We further believe that our properties are adequate for our current business needs and in any event we believe that we can obtain adequate additional or alternative space at market rates, if needed, to meet our foreseeable business needs.

Item 3.     Legal Proceedings.

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Refer to Note 17, Commitments and Contingencies, for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, is quoted on NASDAQ under the symbol "MODV". As of February 16, 2024, there were 11 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Russell 2000 Index, and NASDAQ Health Services Index and assuming an investment of $100 in each on December 31, 2018.

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

Issuer Sales of Unregistered Securities
There were no sales, including exchanges or conversions, of equity securities by us during the period covered by this Annual Report that were either not registered under the Securities Act or not previously disclosed in a quarterly report on Form 10-Q or current report on Form 8-K previously filed by us with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our Common Stock by or on behalf of the Company or any affiliated purchaser during the three months ended December 31, 2023.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Rport. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements”. These risks and uncertainties include but are not limited to those set forth in Item 1A. “Risk Factors”.

Overview of Our Business

Please refer to Item 1. “Business” of this Annual Report for a discussion of our services and corporate strategy.

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring solutions ("RPM"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring solutions in its RPM segment include the monitoring of personal emergency response systems, vitals monitoring, medication management and data-driven patient engagement solutions.

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
•MCO, Medicaid and Medicare plans increasing coverage of non-emergency medical transportation services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers; and
•uncertain macroeconomic conditions, including rising inflation and interest rates, could have an effect on our debt and short-term borrowings, which may have a negative impact on our results.

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

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in an impairment of the goodwill in our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022, impairment tests may be required in addition to the annual impairment testing as of July 1, 2023, if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. The Company monitors the performance of the business and the value of its stock price and estimated fair values of its reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. During our July 1, 2023 annual assessment of goodwill, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. As a result of our quantitative assessment, we determined that the goodwill at our PCS and RPM reporting units was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

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

Sensitivity of Estimate to Change. The estimates for the transportation accrual are developed using assumptions based on the best information available to the Company at the time, but which are inherently uncertain and unpredictable and as a result, actual results may differ significantly from estimates. In determining our estimate each period, we use data around historical trip experience, current contractual rates, and mileage estimates and use a third party consultant to assist in development of the accrual. Our December 31, 2023 estimated portion of the accrued transportation costs was $1.9 million lower than our estimated portion at December 31, 2022. The decrease from 2022 to 2023 is driven by faster adjudication of claims as a result of initiatives, such as digitization of claims and increased utilization of ride share. The assumptions used in the estimate inputs include estimated trip costs and estimated trip volume. If we were to assume that our estimate of future transportation costs was changed to the upper end or lower end of the range we developed in the course of formulating our estimate, the estimate for future transportation costs as of December 31, 2023 would range from $35.6 million to $43.5 million.

Recoverability of Goodwill

Description. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, and more frequently if events and circumstances indicate that the value may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. We perform our annual goodwill impairment test as of July 1. Goodwill is allocated across the Company's reporting units: NEMT, PCS, and RPM. We first perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value. If the carrying value is determined to exceed the estimated fair value, the asset is considered impaired.

Judgments and Uncertainties. When performing a quantitative assessment to estimate the fair value of the Company's goodwill, the Company applies a blended approach, which includes a combination of both an income approach and a market valuation approach. The income approach applies a discounted cash flow method which includes assumptions on the projected future cash flows, discount rates, working capital adjustments, long-term growth rates, and others to estimate the fair value of the reporting unit. The market valuation approach produces an estimated fair value of the reporting unit based on a comparison of the reporting unit to publicly traded entities in similar lines of business.

Sensitivity of Estimate to Change. The use of different estimates or assumptions in determining the fair value of our goodwill may result in a different value recorded, which could result in an impairment charge that has the potential to have a material impact to the consolidated statement of operations. During our July 1 annual assessment of goodwill, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result of our quantitative assessment, we determined that the goodwill at our PCS and RPM reporting units was impaired resulting in an impairment charge during the second quarter of 2023 of $137.3 million and $45.8 million, respectively.

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

Sensitivity of Estimate to Change. If there are any changes in the underlying estimates and assumptions to calculate the current period income tax provision or deferred tax assets and liabilities, or if the settlement of tax issues from a current period audit results in a tax position that is no longer supported, the financial statements could be materially impacted. During the period ended December 31, 2023, the Company recorded $1.3 million of unrecognized tax benefits, including interest and penalties, in other long-term liabilities.

Components of Results of Operations

The following results of operations include the accounts of ModivCare and our subsidiaries for the years ended December 31, 2023 and 2022. For our results of operations for the year ended December 31, 2021 see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.

Revenues

Service revenue, net. Service revenue for our NEMT segment includes the revenue generated by providing non-emergency medical transportation services directly to our customers. These services are provided on either a capitated basis, which means we are paid on a per-member, per-month ("PMPM") basis for each eligible member, or on a fee-for-service ("FFS") basis, which means we are paid based on the volume of trips or services performed. Payment for our NEMT services is received from third-party payors, predominately made up of state Medicaid agencies and MCOs.

Our capitated contracts operate under either a full-risk or a shared-risk structure. Under full-risk contracts, payors pay a fixed amount per eligible member per month and we assume the responsibility of meeting the covered healthcare related transportation requirements for the number of eligible members in the payor's program. Under this structure, we assume the full-risk for the costs associated with arranging transportation of members through our network of independent transportation providers. Revenue is recognized based on the number of members served during the period. under shared-risk contracts, we have provisions for reconciliations, risk corridors, and/or profit rebates. These contracts allow for periodic reconciliations based on actual cost and or/trip volume and may result in refunds to the payor (contract payables), or additional payments due from the payor (contract receivables) based on the provisions contractually agreed upon. These shared-risk contracts also allow for margin stabilization, as generally the amount received PMPM is adjusted for the costs to provide the transportation services. Under both contract structures, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve their clients.

Under FFS contracts, payors pay a specified amount for each service that we provide based on costs incurred plus an agreed-upon margin. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Service revenue for our PCS segment includes the revenue generated based on the hours incurred by our in-home caregivers to provide services to our customers, primarily on a FFS basis in which we earn a specified amount for each service that we provide. Payment for our PCS services is billed to third-party payors which include, but are not limited to, MCOs, hospitals, Medicaid agencies and programs and other home health care providers who subcontract the services of our caregivers to their patients, and individuals.

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

Grant Income

Grant income. The Company has received distributions, primarily under the CARES Act Provider Relief Fund ("PRF") and the ARPA Coronavirus State and Local Fiscal Relief Fund ("SLFRF") targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic.

Operating Expenses

Service expense. Service expense for our NEMT segment includes purchased transportation, operational payroll and other operational related costs. Purchased transportation includes the amounts we pay to third-party transportation providers and is typically dependent upon service volume. Operational payroll predominately includes our contact center operations, customer advocacy and transportation network team. Other operating expenses primarily include operational overhead costs, and operating facilities and related charges. Service expense for our PCS segment includes payroll and other operational related costs for our caregivers to provide in-home care. Service expense for our RPM segment primarily consists of salaries of employees in our contact centers, connectivity costs and occupancy costs.

General and administrative expense. General and administrative expense for all segments consists principally of salaries for administrative employees that support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.

Depreciation and amortization expense. Depreciation within this caption includes infrastructure items such as computer hardware and software, office equipment, monitoring and vitals equipment, buildings, and leasehold improvements. Amortization expense is generated primarily from amortization of our finite intangible assets, including payor networks, trade names and developed technology.

Impairment of goodwill. Based on our qualitative goodwill assessment for each reporting unit, we determined that qualitative factors existed which required us to test our goodwill for impairment. As a result of the impairment evaluation, we determined that the goodwill within our PCS and RPM reporting units was impaired.

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended December 31, 2023 on the Company’s borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment held at our Corporate and Other segment, presented net of related taxes, as well as the earnings of our insurance captive held at our NEMT segment, presented net of taxes.

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

The NEMT segment provides non-emergency medical transportation services throughout the country. The PCS segment provides non-medical personal care and home health services. The RPM segment provides remote patient monitoring solutions. The Corporate and Other segment includes activities related to the Company's corporate operations as well as the results of an investment in innovation that the Company completed during the first quarter of 2023. The operating results of the NEMT, PCS and RPM segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to the Corporate operations of the Company as well as certain revenue and expenses associated with the investment in innovation discussed above.

See Note 4, Segments, in our accompanying consolidated financial statements for further information on our segments.

Year ended December 31, 2023 compared to year ended December 31, 2022

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total service revenue, net, represented by items in our consolidated statements of operations for 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$2,751,170	100.0%	$2,504,393	100.0%
Grant income	5,037	0.2%	7,351	0.3%

Operating expenses:
Service expense	2,304,218	83.8%	2,032,074	81.1%
General and administrative expense	304,564	11.1%	322,171	12.9%
Depreciation and amortization	104,271	3.8%	100,415	4.0%
Impairment of goodwill	183,100	6.7%	—	—%
Total operating expenses	2,896,153	105.3%	2,454,660	98.0%

Operating income (loss)	(139,946)	(5.1)%	57,084	2.3%

Interest expense, net	69,120	2.5%	61,961	2.5%
Loss before income taxes and equity method investment	(209,066)	(7.6)%	(4,877)	(0.2)%
Income tax benefit	4,319	0.2%	3,035	0.1%
Equity in net income (loss) of investee, net of tax	287	—%	(29,964)	(1.2)%
Net loss	$(204,460)	(7.4)%	$(31,806)	(1.3)%

Service revenue, net. Consolidated service revenue, net, for 2023 increased $246.8 million, or 9.9%, compared to 2022. Service revenue, net, increased by $183.0 million for our NEMT segment, increased by $47.9 million for our PCS segment, and increased by $9.7 million for our RPM segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Grant income. The Company recognized income of approximately $5.0 million during 2023 compared to $7.4 million during 2022 related to government grant distributions received, primarily under the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our PCS segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components are shown below (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$1,456,796	53.0%	$1,267,006	50.6%
Payroll and related costs	772,629	28.1%	706,216	28.2%
Other operating expenses	74,793	2.7%	58,852	2.3%
Total service expense	$2,304,218	83.8%	$2,032,074	81.1%

Service expense for 2023 increased $272.1 million, or 13.4%, compared to 2022 primarily due to higher purchased services for our NEMT segment of $189.8 million driven by an increase in transportation costs to support higher trip volumes that occurred in 2023. Payroll and related costs across all segments increased by $66.4 million, primarily related to increased labor costs paid to our caregivers and contact center employees and additional hours of service provided during 2023.

General and administrative expense. General and administrative expense for 2023 decreased $17.6 million, or 5.5%, compared to 2022, primarily related to fewer one-time costs for restructuring and integration activities. General and administrative expense expressed as a percentage of service revenue, net, decreased slightly to 11.1% for 2023 as compared to 12.9% for 2022. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for 2023 increased $3.9 million, or 3.8%, compared to 2022 primarily as a result $2.2 million of depreciation and amortization expense related to property, equipment and intangible assets brought on under the Guardian Medical Monitoring ("GMM") acquisition in May 2022.

Impairment of goodwill. Impairment of goodwill for 2023 was $183.1 million and is a result of goodwill impairments that were recorded at our PCS and RPM reporting units during the second quarter of 2023. See Note 9, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net, for 2023 increased $7.2 million, or 11.6%, compared to 2022. During 2023, we incurred interest of $32.3 million and $26.5 million related to the Senior Notes due 2025 and 2029, respectively. The remainder of the interest expense during 2023 is related to interest and fees incurred related to borrowings on the credit facility, which drove the increase during 2023 due to increased borrowing activity on the credit facility as compared to 2022. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net income of investee, net of tax for 2023 of $0.3 million and our equity in net loss of investee, net of tax for 2022 of $30.0 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program. The loss during 2022 was the result of our share of an asset impairment that occurred at Matrix for $82.2 million during 2022 with no comparable asset impairment during 2023.

Income tax benefit (provision). Our effective tax rates for 2023 and 2022 were a benefit of 2.1% and a benefit of 62.2%, respectively. The 2023 effective tax rate for the benefit was significantly lower than the U.S. federal statutory rate of 21.0% primarily due to the nondeductible goodwill impairment recorded during the year. The 2022 effective tax rate for the benefit was significantly higher than the U.S. federal statutory rate of 21.0% primarily due to tax credits and stock-based compensation windfalls from tax deductions on stock option exercises and vesting of stock awards that exceeded book expense recognized due to increased share price, offset by state income taxes and certain non-deductible expenses.

Year Ended December 31, 2022 compared to year ended December 31, 2021

For a comparison of our results of operations see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments for 2023 and 2022:

NEMT Segment

(in thousands, except for Revenue per member per month, Revenue per trip, and Service expense per trip):

	Year Ended December 31,
	2023		2022
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$1,951,447	100.0%	$1,768,442	100.0%

Service expense	1,709,790	87.6%	1,487,447	84.1%
General and administrative expense	115,355	5.9%	146,935	8.3%
Depreciation and amortization	27,409	1.4%	28,709	1.6%
Operating income	$98,893	5.1%	$105,351	6.0%

Business Metrics(1)
Total paid trips	34,559		30,795
Average monthly members	33,648		34,203

Revenue per member per month	$4.83		$4.31
Revenue per trip	$56.47		$57.43
Service expense per trip	$49.47		$48.30
Utilization	8.6%		7.5%

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

Service revenue, net. Service revenue, net, increased by $183.0 million, or 10.3%, during 2023 as compared to 2022. This increase is primarily attributable to a 12.1% increase in revenue per member per month, which was driven by a 12.2% increase in trip volume. These two factors correlated due to contract repricing and the partial pass-through of costs associated with our reconciliation, risk corridor or profit rebate contracts (which are considered shared-risk contracts due to the reconciliation provisions). This increase to revenue was partially offset by a 1.6% decrease in average monthly membership primarily as a result of Medicaid redetermination.

The change in revenue is impacted by both the change in average monthly members as well as the rate received per member. The change in average monthly members is correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared risk of transportation volumes. Declines in membership over the periods presented were anticipated and primarily related to Medicaid redetermination efforts, along with certain contract losses. While membership decreased, revenue increased due to increases in the average rate received per member, which increases in line with increases in utilization or trip volume in our shared risk contracts. As most of our capitated contracts have been restructured to a shared risk format, revenue increased despite the decline in membership. Trip volume increases also positively affected revenue for fee-for-service contracts due to a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$1,456,796	74.7%	$1,267,006	71.6%
Payroll and related costs	203,199	10.3%	180,382	10.2%
Other service expenses	49,795	2.6%	40,059	2.3%
Total service expense	$1,709,790	87.6%	$1,487,447	84.1%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party transportation providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $222.3 million, or 14.9%, for the year ended December 31, 2023 as compared to 2022, primarily related to higher purchased services of $189.8 million, or 15.0%, related to an increase in transportation costs due to an increase in trip volume of 12.2% for 2023 as compared to 2022. Purchased service expense per trip increased by 2.5% due to increased wages for our transportation providers and payroll and related costs and other service expenses increased by 2.2% due to increased wages for our contact center employees, as compared to 2022.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $31.6 million, or 21.5%, for the year ended December 31, 2023, as compared to 2022, primarily as a result of various cost savings initiatives which resulted in a decrease of $6.4 million related to personnel expense, as well as a decrease in items that are one-time in nature, such as a decrease of $10.3 million related to lower professional service expense and a decrease of $11.2 million related to legal expense as a result of a case that was settled in 2022.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $1.3 million, or 4.5%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as a result of certain intangible assets being fully amortized during the period.

PCS Segment

(in thousands, except Service revenue per hour and Service expense per hour):

	Year Ended December 31,
	2023		2022
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$715,615	100.0%	$667,674	100.0%
Grant income	5,037	0.7%	7,351	1.1%

Service expense	561,919	78.5%	520,065	77.9%
General and administrative expense	86,767	12.1%	91,365	13.7%
Depreciation and amortization	51,402	7.2%	51,025	7.6%
Impairment of goodwill	137,331	19.2%	—	—%
Operating income (loss)	$(116,767)	(16.3)%	$12,570	1.9%

Business Metrics(1)
Total hours	27,826		26,918
Service revenue per hour	$25.72		$24.80
Service expense per hour	$20.19		$19.32

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, increased by $47.9 million or 7.2% for the year ended December 31, 2023 compared to 2022, primarily due to 3.4% higher hours worked by our personal care providers in 2023 as compared to 2022, as well as 3.7% higher rates per hour during the same period.

Grant income. During the years ended December 31, 2023, and 2022, the Company recognized income for government grant distributions received of $5.0 million and $7.4 million, respectively, primarily from the CARES Act PRF and the ARPA SLFRF. These government grants are targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. These funds were received by our PCS segment and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19.

Service expense. Service expense components for the PCS segment are shown below (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Payroll and related costs	$555,606	77.6%	$513,748	76.9%
Other service expenses	6,313	0.9%	6,317	1.0%
Total service expense	$561,919	78.5%	$520,065	77.9%

Service expense for our PCS segment primarily consists of salaries for our employees that provide personal care services and it typically trends with the number of hours worked and total cost per hour of service. Service expense for the year ended December 31, 2023 increased by $41.9 million, or 8.0%, as compared to the year ended December 31, 2022, primarily as a result of a 4.5% increase in service expense per hour, driven primarily by increased wage rates for our caregivers, predominately from wage pressures in New York, in combination with a 3.4% increase in hours of service during 2023 as compared to 2022.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $4.6 million, or 5.0%, for the year ended December 31, 2023 as compared to 2022, primarily related to lower insurance-related expense and lower legal fees during 2023 along with lower integration related expenses during 2023.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for the years ended December 31, 2023 and 2022 with an increase of $0.4 million, or 0.7%, for 2023 as compared to 2022.

Impairment of goodwill. As a result of our annual goodwill assessment, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $137.3 million during the second quarter of 2023.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month):

	Year Ended December 31,
	2023		2022
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$77,941	100.0%	$68,277	100.0%

Service expense	27,025	34.7%	24,562	36.0%
General and administrative expense	22,971	29.5%	23,156	33.9%
Depreciation and amortization	24,536	31.5%	19,854	29.1%
Impairment of goodwill	45,769	58.7%	—	—%
Operating income (loss)	$(42,360)	(54.3)%	$705	1.0%

Business Metrics(1)
Average monthly members	244		210
Revenue per member per month	$26.62		$27.09
Service expense per member per month	$9.23		$9.75

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

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue is generally driven by the number of enrolled members. Service revenue, net, increased by $9.7 million, or 14.2%, for the year ended December 31, 2023 as compared to 2022, primarily related to incremental revenue of $7.5 million from the acquisition of GMM that occurred in May 2022, which also contributed to the 16.2% increase in average monthly members from 2022 to 2023.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Payroll and related costs	$13,539	17.4%	$12,086	17.7%
Other service expenses	13,486	17.3%	12,476	18.3%
Total service expense	$27,025	34.7%	$24,562	36.0%

Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked. Service expense for the year ended December 31, 2023 increased $2.5 million, or 10.0%, as compared to 2022, primarily as a result of an increase in direct wages driven by the additional hours worked to service the 16.2% increase in average monthly members as well as an increase in device connectivity costs related to the additional devices deployed to service the higher membership levels.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations of the RPM segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense remained relatively consistent for the year ended December 31, 2023 as compared to 2022, with a decrease of $0.2 million, or 0.8%.

Depreciation and amortization expense. Depreciation and amortization expense increased by $4.7 million, or 23.6%, for the year ended December 31, 2023 as compared to 2022, primarily related to additional depreciation and amortization expense of $2.2 million related to the assets acquired from the acquisition of GMM that occurred in May 2022 as well as additional depreciation expense related to the additional devices that were in service related to the 16.2% increase in average monthly members in 2023 as compared to 2022.

Impairment of goodwill. As a result of our annual goodwill assessment, we determined that the goodwill within our RPM reporting unit was impaired which resulted in an impairment of goodwill charge of $45.8 million during the second quarter of 2023.

Corporate and Other Segment

(in thousands)

	Year Ended December 31,
	2023	2022
Service revenue, net	$6,167	$—

Service expense	5,484	—
General and administrative expense	79,471	60,715
Depreciation and amortization	924	827
Operating loss	$(79,712)	$(61,542)

Our Corporate and Other segment was established beginning January 1, 2022 as a result of a segment reorganization completed by the Company. The Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting, and corporate development functions. This segment also includes the results of our equity investment in Matrix and the operating results of investments in innovation related to data analytics products and solutions, which contributes to our strategic investment in growth.

Service revenue, net and Service expense: At the end of the first quarter of 2023, we made an investment in innovation related to our data analytics capabilities within our Corporate and Other segment, which contributes to service revenue, net and service expense.

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment holds costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. The general and administrative expense increased by $18.8 million, or 30.9%, for the year ended December 31, 2023 as compared to 2022. This increase is primarily related to software implementation costs for ongoing system integration projects, including general ledger and personnel management system integrations. This balance has also increased due to consulting costs and litigation costs related to executive turnover.

Seasonality

Our NEMT and PCS segments' operating income and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower demand for transportation and in-home services during the winter season and periods with major holidays as members and patients may spend more time with family and less time alone needing outside care during those periods. While this fluctuation is noted in terms of the use of our services during these seasonal shifts, it does not have a material impact on our results of operations and therefore is not adjusted for. Our RPM segment’s operating income and cash flows do not normally fluctuate as a result of seasonal variations in the business.

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts, interest expense on outstanding borrowings and costs associated with our strategic initiatives. We expect to meet our cash requirements in the next 12 months through available cash on hand, cash generated from operations, net of capital expenditures, and borrowings under our New Credit Facility. For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash used in operating activities during the year ended December 31, 2023 was $83.0 million. Our balance of cash and cash equivalents, including restricted cash, was $2.8 million and $15.0 million at December 31, 2023 and 2022, respectively. We had restricted cash of $0.6 million and $0.5 million at December 31, 2023 and 2022, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying consolidated statements of cash flows.

We may, from time to time, seek to access capital markets to raise equity or debt financing for various business reasons, including acquisitions, repurchases of common stock, investments in our business and possible refinancing activity. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on terms acceptable to us at the time or at all.

2023 cash flows compared to 2022

Operating activities. Cash used in operating activities was $83.0 million for 2023 compared to cash used in operating activities of $10.4 million for 2022. The decrease of $72.5 million was primarily a result of a decrease in cash provided by changes in working capital of $74.2 million. The working capital changes were related to an increase in the cash paid for accounts payable and accrued expenses of $64.9 million, primarily related to timing of vendor payments during 2023 as compared to 2022. Also contributing to the decrease in working capital is a decrease in the cash received from contract receivables of $26.2 million primarily related to a build of receivables related to risk corridor, profit rebate, and reconciliation contracts. These working capital decreases were partially offset by an increase in cash due to a decrease in cash paid for contract payables of $10.5 million primarily related to repayments on previously accrued contract payable amounts made during 2023 combined with lower liability reserves on risk corridor, profit rebate and reconciliation contracts due to higher trip volumes during 2023. Also offsetting the working capital decreases was an increase in the change in accrued transportation costs of $6.8 million primarily related to timing of vendor payments to our transportation providers in 2023 compared to 2022.

Investing activities. Net cash used in investing activities was $42.3 million in 2023 compared to $111.8 million in 2022. The change in cash used in investing activities was driven by a decrease in cash used for acquisitions of $78.8 million, primarily due to the Company's acquisitions of GMM and an asset acquisition in 2022.

Financing activities. Net cash provided by financing activities was $113.1 million in 2023 compared to net cash provided by financing activities of $3.8 million in 2022. The increase in cash provided by financing activities in 2023 was primarily a result of proceeds from our short-term borrowing on our New Credit Facility of $113.8 million compared to no proceeds from debt or other short-term borrowings during 2022.

2022 cash flows compared to 2021

For a comparison of our cash flows for 2022 to 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.

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

The Company will pay interest on the Notes at their applicable annual rates until maturity. Interest on the Senior Notes due 2025 is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the Senior Notes due 2029 is payable semi-annually in arrears on April 1 and October 1 of each year. Principal payments are not required until the maturity date on November 15, 2025 and October 1, 2029 when 100.0% of the outstanding principal will be required to be repaid on the Senior Notes due 2025 and the Senior Notes due 2029, respectively.

New Credit Facility. The Company is party to the amended and restated credit agreement, dated as of February 3, 2022 (as amended, the "New Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. At closing of the New Credit Agreement on February 3, 2022, the Company had $22.8 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

The New Credit Agreement contains financial and non-financial covenants, including an affirmative covenant regarding our Total Net Leverage Ratio, determined as of the end of each of our fiscal quarters, which is the ratio of (a) our total net indebtedness to (b) our earnings before interest, taxes, depreciation, amortization, and certain non-recurring charges, fees and expenses, as set forth in the New Credit Agreement. On June 26, 2023, the Company entered into the First Amendment to the New Credit Agreement to increase the maximum permitted Total Net Leverage Ratio for all fiscal quarters ending on or after June 30, 2023. As of December 31, 2023, we were in compliance with all covenants contained in the New Credit Agreement and our Total Net Leverage Ratio was 4.74:1.00.

On February 22, 2024, the Company entered into the Second Amendment to the New Credit Agreement to further increase the maximum permitted Total Net Leverage Ratio for all fiscal quarters ending on or after December 31, 2024 as follows: for the fiscal quarters ending March 31, 2024 through June 30, 2024, 5.50:1.00; for the fiscal quarters ending September 30, 2024 through December 31, 2024, 5.25:1.00; for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.00:1.00; for the fiscal quarters ending December 31, 2025 through March 31, 2026, 4.75:1.00; and for all fiscal quarters ending after March 31, 2026, 4.50:1.00. The Second Amendment also includes a quarterly minimum liquidity covenant that restricts the Company from permitting its Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company’s available borrowing capacity under the New Credit Facility plus the amount of its unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter.

Based on our projections of financial performance, we expect to remain in compliance with the Total Net Leverage Ratio covenant and the minimum liquidity covenant as set forth in the second amendment to the New Credit Agreement for the twelve-month period subsequent to the date of the filing of this Annual Report. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

For additional information related to the Company's New Credit Facility, refer to Note 11 of the Notes to the condensed consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Insurance Programs

With respect to the Company’s historical wholly-owned captive insurance company subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, the operations with respect to which have been discontinued since 2017, the Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred. As of December 31, 2023 and 2022, the Company had reserves of $20.2 million and $16.0 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2023 and 2022 of $45.7 million and $37.1 million, respectively, is classified as current liabilities and other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2023 and 2022 was $25.5 million and $21.1 million, respectively, and is classified as other long-term assets in the consolidated balance sheets.

Further, we had restricted cash of $0.6 million and $0.5 million at December 31, 2023 and December 31, 2022, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and current liabilities and access to alternative sources of funds. Liquid assets included cash of $2.2 million and accounts receivable, contract receivables, and other receivables of $375.1 million as of December 31, 2023. Current liabilities, which totaled $706.6 million at year end as detailed in the table below, included $74.0 million in guarantees and letters of credit that are not expected to be paid in cash in the next 12 months. Other sources of liquidity include amounts currently available under our New Credit Facility and expected future cash generated from operations. As of December 31, 2023, we had amounts currently available under our New Credit Facility of up to approximately $61.0 million based on our Total Net Leverage Ratio of 5.00:1.00 as in effect for the quarter ended December 31, 2023.

We believe that, based on our current forecasts, the cash generated by our operations, amounts available under our New Credit Agreement and our current liquid assets will continue to be sufficient to fund our operations and growth strategies for the next twelve months. Our assessment is based on assumptions that may prove to be incorrect, and our operating projections, including our projected cash generated by our operations, may change as a result of many factors currently unknown to us.

In accordance with Accounting Standards Codification ("ASC") Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the date of this Annual Report, we do not believe that substantial doubt exists about our ability to continue as a going concern. While we believe we have sufficient liquidity to meet our cash obligations for the next twelve months as further discussed above, we note that the Notes due 2025, which mature in November 2025 and are classified as long-term debt on our balance sheet as of December 31, 2023, will become current liabilities beginning in November 2024 and payable within twelve months of such time, which could lead to substantial doubt being raised at that time. Accordingly, we expect that we will need to raise additional capital to repay or refinance this debt prior to its maturity date. Our ability to raise additional capital, including to repay or refinance the Notes due 2025, is subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and borrowings under our New Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements—Consolidated Statements of Cash Flows,” included in Part II, Item 8 of this Annual Report.

The Company has cash requirements of $706.6 million due in one year or less in addition to $1,218.7 million due in more than one year as of December 31, 2023. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of December 31, 2023 (in thousands):

	At December 31, 2023
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$1,000,000	$—	$1,000,000
Interest(1)	207,490	62,717	144,773
Guarantees(2)	34,113	33,594	519
Operating leases(3)	42,511	8,727	33,784
Letters of credit(2)	40,409	40,409	—
Contracts payable(4)	117,488	117,488	—
Transportation costs(5)	97,245	97,245	—
Deferred tax liabilities(6)	39,584	—	39,584
Purchased service commitment(7)	49,500	49,500	—
Short-term borrowings(8)	113,800	113,800	—
Other current cash obligations(9)	183,142	183,142	—
Total	$1,925,282	$706,622	$1,218,660

(1)See Note 11 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of December 31, 2023. Interest payments on our short-term borrowings have been calculated by taking the expected borrowing on the New Credit Facility for the next twelve months at the interest rate of 9.6%
(2)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our New Credit Facility and reduced our availability thereunder. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(3)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 15 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our operating leases.
(4)See Note 5 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our contracts payable.
(5)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our accrued transportation costs.
(6)See Note 16 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our deferred tax liabilities.
(7)The purchased service commitment includes the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement under certain contracts. See Note 17 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our purchased service commitment.
(8)Short-term borrowings shown in the table were provided by our New Credit Facility and reduced our availability under the related New Credit Agreement. See Note 11 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our New Credit Facility and current borrowings under the New Credit Facility.
(9)These include other current liabilities reflected in our consolidated balance sheets as of December 31, 2023, including accounts payable and accrued expenses as detailed at Note 10 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Our primary sources of funding include operating cash flows, available borrowing capacity under the New Credit Facility and access to capital markets. In addition, there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Off-balance sheet arrangements

As of December 31, 2023 and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our New Credit Facility, which has variable interest rates that may increase. We had $113.8 million of short-term borrowings outstanding on the New Credit Facility and $40.4 million of outstanding letters of credit under the New Credit Facility at December 31, 2023. Interest rates on the outstanding principal amount of the New Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the New Credit Agreement, in each case, plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of December 31, 2023 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $1.1 million negative impact on our pre-tax earnings.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ModivCare Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes, and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Mercury Parent, LLC (a 43.6 percent owned investee company) for the year ended December 31, 2021. The Company’s equity in net loss of Mercury Parent, LLC was $53.1 million for the year ended 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mercury Parent, LLC is based solely on the reports of the other auditors.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide and the report of the other auditors provide a reasonable basis for our opinion.

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

Sufficiency of audit evidence over certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates

As discussed in Note 5 to the consolidated financial statements the Company reported service revenue, net of $2,751.2 million for the year ended December 31, 2023, which included revenue from certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates. The Company records revenue for certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates based on capitated payments received during the month of service and these payments are reconciled based on actual cost and/or trip volume which may result in additional receivables from or payables to the payors. As of December 31, 2023, the Company recorded reconciliation and risk corridor contract receivables of $144.0 million and total contract payables of $117.5 million which included contract payables related to contracts with provisions for reconciliations, risk corridors or profit rebates.

We identified the evaluation of the sufficiency of audit evidence over certain capitated contracts with provisions for reconciliations, risk corridors, or profit rebates as a critical audit matter. Challenging auditor judgement was required in evaluating the sufficiency of audit evidence due to the large volume of data and complexity of the manually maintained information used in the revenue recognition process. Specialized skills and knowledge were needed to assess the Information Technology (IT) systems used to determine and record revenue, contract receivables and contract payables related to these capitated contracts.

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

Goodwill impairment assessment for certain reporting units

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company reviews goodwill for impairment annually, and more frequently if events and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company estimates the fair value of each reporting unit using a blend of an income approach, utilizing a discounted cash flow method, and a market approach, utilizing the guideline public company method. During the year ended December 31, 2023, the Company recognized goodwill impairment charges of $183.1 million. As of December 31, 2023, the goodwill balance was $785.6 million.

We identified the evaluation of the goodwill impairment assessment for certain reporting units as a critical audit matter. There was a high degree of subjective auditor judgment required in assessing the Company’s key assumptions used in the income approach to estimate fair value, specifically short-term projected revenue and the discount rate. Minor changes in these assumptions could have had a significant impact on the estimated fair value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls over the short-term projected revenue and the discount rate assumptions. We evaluated the short-term projected revenues by comparing them to the historical results of the respective reporting unit, and to external economic data, including publicly available information for guideline public companies. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by independently calculating the weighted average cost of capital.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Denver, Colorado
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mercury Parent, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Mercury Parent, LLC and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, members' equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Opinion on Internal Control Over Financial Reporting

We have audited ModivCare Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

The Company did not, with respect to its PCS segment, complete before year-end (i) an effective risk assessment to assess and confirm the effectiveness and implementation of the changes identified in its internal control environment related to recently deployed information technology (“IT”) systems and revision of the PCS revenue and payroll processes or (ii) the establishment of all mechanisms expected to be used to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting.

As a consequence:

•The Company did not establish effective general information technology controls (“GITCs”), specifically change management controls and logical access controls, that support the consistent operation of all of the Company’s IT systems, resulting in automated process-level controls and manual controls dependent upon information derived from those IT systems to be ineffective because they could have been adversely impacted; and

•The Company did not design, implement, and effectively operate process-level control activities related to its revenue processes (including service revenue and accounts receivable) and payroll processes (including payroll expenses recorded within service expense and general and administrative expense) within the PCS segment.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 23, 2024

ModivCare Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,217	$14,451
Accounts receivable, net of allowance of $969 and $2,078, respectively	222,537	223,210
Contract receivables	143,960	71,131
Other receivables	8,616	2,506
Prepaid expenses and other current assets	27,028	34,332
Restricted cash	565	524
Total current assets	404,923	346,154
Property and equipment, net	85,629	69,138
Goodwill	785,554	968,654
Payor network, net	330,738	391,980
Other intangible assets, net	30,197	47,429
Equity investment	41,531	41,303
Operating lease right-of-use assets	39,776	39,405
Other assets	48,927	40,209
Total assets	$1,767,275	$1,944,272
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,241	$54,959
Accrued contract payables	117,488	194,287
Accrued transportation costs	97,245	96,851
Accrued expenses and other current liabilities	127,901	135,860
Current portion of operating lease liabilities	8,727	9,640
Short-term borrowings	113,800	—
Total current liabilities	520,402	491,597
Long-term debt, net of deferred financing costs of $16,243 and $24,775, respectively	983,757	979,361
Deferred tax liabilities	39,584	57,236
Operating lease liabilities, less current portion	33,784	32,088
Other long-term liabilities	33,553	29,434
Total liabilities	1,611,080	1,589,716
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,775,041 and 19,729,923, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	450,945	444,255
Retained earnings (accumulated deficit)	(24,437)	180,023
Treasury shares, at cost, 5,571,004 and 5,573,529 shares, respectively	(270,333)	(269,742)
Total stockholders’ equity	156,195	354,556
Total liabilities and stockholders’ equity	$1,767,275	$1,944,272

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2023	2022	2021

Service revenue, net	$2,751,170	$2,504,393	$1,996,892
Grant income (Note 2)	5,037	7,351	5,441

Operating expenses:
Service expense	2,304,218	2,032,074	1,584,298
General and administrative expense	304,564	322,171	271,674
Depreciation and amortization	104,271	100,415	56,998
Impairment of goodwill	183,100	—	—
Total operating expenses	2,896,153	2,454,660	1,912,970

Operating income (loss)	(139,946)	57,084	89,363

Interest expense, net	69,120	61,961	49,081
Income (loss) before income taxes and equity method investment	(209,066)	(4,877)	40,282
Income tax benefit (provision)	4,319	3,035	(8,617)
Equity in net income (loss) of investee, net of tax	287	(29,964)	(38,250)
Net loss	$(204,460)	$(31,806)	$(6,585)

Loss per common share:
Basic	$(14.43)	$(2.26)	$(0.47)
Diluted	$(14.43)	$(2.26)	$(0.47)

Weighted-average number of common shares outstanding:
Basic	14,173,957	14,061,839	14,054,060
Diluted	14,173,957	14,061,839	14,054,060

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(204,460)	$(31,806)	$(6,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,038	20,055	12,747
Amortization	79,233	80,360	44,251
Stock-based compensation	6,456	6,872	5,904
Deferred income taxes	(17,652)	(36,663)	(17,691)
Impairment of goodwill	183,100	—	—
Amortization of deferred financing costs and debt discount	5,246	5,125	2,730
Other assets	(8,719)	(17,987)	(2,128)
Equity in net loss (income) of investee	(398)	40,916	53,092
Reduction of right-of-use assets	12,344	11,640	11,330
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and other receivables	(5,268)	(9,130)	(24,993)
Contract receivables	(72,828)	(46,651)	11,244
Prepaid expenses and other assets	6,830	6,416	(5,459)
Accrued contract payables	(76,798)	(87,299)	107,698
Accounts payable and accrued expenses	(7,677)	57,249	(16,795)
Accrued transportation costs	394	(6,443)	23,620
Other changes in operating assets and liabilities	(7,812)	(3,096)	(12,125)
Net cash provided by (used in) operating activities	(82,971)	(10,442)	186,840
Investing activities
Purchase of property and equipment	(42,288)	(33,004)	(21,316)
Acquisitions, net of cash acquired	—	(78,809)	(664,309)
Net cash used in investing activities	(42,288)	(111,813)	(685,625)
Financing activities
Net proceeds from short-term borrowings	113,800	—	—
Proceeds from long-term debt	—	—	500,000
Repurchase of common stock, for treasury	—	—	(39,994)
Payment of debt issuance costs	(376)	(2,415)	(13,486)
Proceeds from common stock issued pursuant to stock option exercise	31	6,789	3,227
Restricted stock surrendered for employee tax payment	(899)	(792)	(896)
Other financing activities	510	226	—
Net cash provided by financing activities	113,066	3,808	448,851
Net change in cash, cash equivalents and restricted cash	(12,193)	(118,447)	(49,934)
Cash, cash equivalents and restricted cash at beginning of year	14,975	133,422	183,356
Cash, cash equivalents and restricted cash at end of year	$2,782	$14,975	$133,422

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash paid for interest	$64,200	$59,392	$32,178
Cash paid for income taxes	$9,078	$15,660	$13,021
Assets acquired under operating leases	$12,715	$7,295	$24,152
Acquisitions:
Purchase price	$—	$79,200	$678,655
Less:
Cash acquired	—	(391)	(14,346)
Acquisitions, net of cash acquired	$—	$78,809	$664,309

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands except share data)

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2020	19,570,598	$20	$421,318	$218,414	5,287,283	$(228,141)	$411,611
Net loss	—	—	—	(6,585)	—	—	(6,585)
Stock-based compensation	—	—	5,663	—	—	—	5,663
Exercise of employee stock options	51,798	—	3,227	—	—	—	3,227
Restricted stock forfeited	(34,472)	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	5,432	(896)	(896)
Shares issued for bonus settlement and director stipends	1,498	—	241	—	—	—	241
Stock repurchase plan	—	—	—	—	276,268	(39,994)	(39,994)
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net loss	—	—	—	(31,806)	—	—	(31,806)
Stock-based compensation	—	—	6,491	—	—	—	6,491
Exercise of employee stock options	109,731	—	6,789	—	—	—	6,789
Restricted stock issued	27,251	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	7,486	(792)	(792)
Shares issued for bonus settlement and director stipends	3,519	—	340	—	—	—	340
Shares issued for ESPP	—	—	186	—	(2,940)	81	267
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(204,460)	—	—	(204,460)
Stock-based compensation	—	—	6,061	—	—	—	6,061
Exercise of employee stock options	549	—	31	—	—	—	31
Restricted stock issued	37,609	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	10,565	(899)	(899)
Shares issued for bonus settlement and director stipends	6,960	—	316	—	—	—	316
Shares issued for ESPP	—	—	282	—	(13,090)	308	590
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195

 See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Notes to the Consolidated Financial Statements
December 31, 2023

1. Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring solutions ("RPM"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring solutions in its RPM segment include the monitoring of personal emergency response systems, vitals monitoring, medication management and data-driven patient engagement solutions.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operate under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services.
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

The Company accounts for its investment in Matrix using the equity method, as the Company does not control the decision-making process or business management practices of Matrix. While the Company has access to certain information and performs certain procedures to review the reasonableness of information, the Company relies on the management of Matrix to provide accurate financial information prepared in accordance with GAAP. The Company receives audit reports relating to such financial information from Matrix’s independent auditors on an annual basis. The Company is not aware of any errors in or possible misstatements of the financial information provided by Matrix that would have a material effect on the Company’s consolidated financial statements. See Note 6, Equity Investment, for further information.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Liquidity

As of the issuance date of these consolidated financial statements, the Company expects its cash and cash equivalents of $2.2 million and accounts receivable, contract receivables, and other receivables of $375.1 million as of December 31, 2023, along with and cash flows from operations and amounts currently available under the New Credit Facility will be sufficient to fund its operating expenses and expenditure requirements for the next twelve months. This assessment is based on assumptions, and operating projections, including projected cash generated by operations, may change as a result of many factors currently unknown or unknowable to the Company. The Company does not currently have sufficient available cash flows to repay our Senior Notes due 2025 in full when due. Accordingly, the Company expects to be required to raise additional capital to repay or refinance this debt prior to its maturity date on November 15, 2025.

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

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the CARES Act and the American Rescue Plan Act of 2021 ("ARPA"). Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). Through ARPA the Coronavirus State and Local Fiscal Recovery Fund ("SLFRF") was established to send relief payments to state and local governments impacted by the pandemic to assist with responding to the PHE including the economic hardships that continue to impact communities and to respond to workers performing essential work during the COVID-19 PHE, including providers. These funds are not subject to repayment; provided we are able to attest to and comply with any terms and conditions of such funding, as applicable. See discussion of grant income at Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of December 31, 2023 and 2022, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for our publicly traded debt securities are based on quoted market prices, when available. See Note 11, Debt, for the fair value of our long-term debt.

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

Restricted Cash

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

The Company’s bad debt expense for the years ended December 31, 2023, 2022 and 2021 was $4.0 million, $2.7 million and $1.7 million, respectively.

Business Combinations

The Company accounts for acquisitions in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to make significant estimates and assumptions as of the date of the acquisition related to the determination of the fair values (primarily Level 3) of the tangible and intangible assets acquired and liabilities assumed, and related to the determination of estimated lives of the depreciable assets acquired. The Company recognizes goodwill at the amount by which the purchase price exceeds the fair value of identified assets acquired and liabilities assumed. See Note 3, Acquisitions, for further discussion of the Company’s acquisitions.

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

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of December 31, 2023 and 2022, capitalized costs associated with CCA, net of accumulated amortization were $14.6 million and $11.9 million, respectively. The value of accumulated amortization as of December 31, 2023 and 2022 was $5.2 million and $2.2 million, respectively. Amortization expense during the years ended December 31, 2023, 2022, and 2021, totaled $2.9 million, $1.7 million and $0.5 million, respectively.

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

The Company performed a quantitative test comparing the carrying value of the Company's reporting units with their respective fair value. The fair value of the Company's reporting units is estimated using either an income approach, a market valuation approach, or a blended approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model are primarily Level 3 inputs and include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, risk free rates, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The Company’s significant estimates in the market approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

As a result of the Company's annual goodwill assessment, the Company recorded a $183.1 million impairment of goodwill within its PCS and RPM reporting units. The Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result, the Company performed a quantitative assessment using a blend of both the income approach and the market approach to estimate the fair value of the reporting units and determined that the goodwill at its PCS and RPM reporting units was impaired. See Note 9, Goodwill and Intangible Assets, for additional details.

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

Accrued Transportation Costs

The Company generally contracts with third-party providers to provide transportation services to customers. The cost of transportation is recorded in the month the services are rendered based upon contractual rates and mileage estimates. Once a trip is completed, the third-party transportation providers will furnish invoices for actual mileage incurred. Any trips that have not been invoiced require an accrual based upon the expected cost of the trips as well as an estimated number of cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $97.2 million and $96.9 million at December 31, 2023 and 2022, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes costs incurred in connection with its credit facilities and other borrowings, referred to as deferred financing costs, and amortizes such costs over the life of the respective credit facility or other borrowings. Costs associated with the revolving facility are capitalized as deferred financing costs and included in "Prepaid expenses and other current assets" on the consolidated balance sheets. Costs associated with term loans are capitalized and included as a reduction to the debt balance on the consolidated balance sheets. Deferred financing costs for the revolving loan, net of amortization, totaled $2.6 million and $3.1 million as of December 31, 2023 and 2022, respectively. Debt discounts for the $500.0 million Senior Unsecured Notes due 2025 of $6.0 million and $8.9 million are netted against the outstanding balance of the long-term debt on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Debt discounts for the $500.0 million Senior Unsecured Notes due 2029 of $10.3 million and $11.7 million are netted against the outstanding balance of the long-term debt on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

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

The Company holds different contract types under its different segments of business. In the NEMT segment, there are both capitated contracts, under which payors pay a fixed amount monthly per eligible member and revenue is recognized over each distinct service period, and fee-for-service ("FFS") contracts, under which the Company bills and collects a specified amount for each service that is provided and revenue is recognized using the right to invoice practical expedient. In the PCS segment, contracts are also FFS and service revenue is reported at the estimated net realizable amount from patients and third-party payors for services rendered and revenue is recognized using the right to invoice practical expedient. Under RPM contracts, payors pay per-enrolled-member-per-month, based on enrolled membership, and revenue is recognized ratably over the contract term. For each contract type, the Company determines the transaction price based on the gross charges for services provided, reduced by estimates for contractual adjustments due to settlements of audits and payment reviews from third-party payors. The Company determines the estimated revenue adjustments at each segment based on its historical experience with various third-party payors and previous results from the claims and adjudication process. The PCS segment uses the portfolio approach to determine the estimated revenue adjustments. See further information in Note 5, Revenue Recognition.

Government Grants

The Company has received government grants primarily under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic. During the third quarter of 2023, the Company also filed amended payroll tax returns for 2020 and 2021 to claim refunds for Employee Retention Credits ("ERC"). ERC is a U.S. federal tax credit introduced to support businesses and organizations during the COVID-19 pandemic that was initially established under the CARES Act in 2020 and was later expanded and extended by subsequent legislation, including the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021. The Company received distributions from government grants of approximately $21.8 million and $16.3 million during the years ended December 31, 2023 and 2022, respectively, of which $5.0 million and $7.4 million were recognized as "Grant income" during the years ended December 31, 2023 and 2022, respectively, with the remaining balance recorded in "Accrued expenses and other current liabilities." Distributions received under these acts are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic as well as provide stimulus to support long-term growth and recovery.

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

The Company recognizes distributions from government grants as "Grant income" or "Accrued expenses and other current liabilities" in line with the loss of revenues or expenses for which the grants are intended to compensate when there is reasonable assurance that it has complied with the conditions associated with the grant.

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
•The Company issues performance-based RSUs ("PRSUs") that vest upon achievement of pre-established company specific performance conditions and a service period. The fair value of the PRSUs is determined based on the closing market price of the Company’s Common Stock on the grant date and an assessment of the probability the performance targets will be achieved. Forfeitures are recorded as they occur. The expense for such awards is recognized over the requisite service period.
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

The Company has recorded a valuation allowance which includes amounts for certain carryforwards and deferred tax assets, as more fully described in Note 16, Income Taxes, for which the Company has concluded that it is more likely than not that these carryforwards and deferred tax assets will not be realized in the ordinary course of operations.

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

On March 27, 2020, the CARES Act was enacted. See Note 16, Income Taxes, for a discussion of the impact on the Company from this act.

Loss Reserves for Certain Reinsurance Programs

The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under certain reinsurance programs. The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to these reinsurance policies, including the estimated losses in excess of insured limits, which would be reimbursed to the Company to the extent such losses were incurred.  As of December 31, 2023 and 2022, the Company had reserves of $20.2 million and $16.0 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2023 and 2022 of $45.7 million and $37.1 million, respectively, is classified as current liabilities and other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2023 and 2022 was $25.5 million and $21.1 million, respectively, and is classified as other long-term assets in the consolidated balance sheets.

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

Self-Funded Insurance Programs

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $0.3 million per person, subject to an aggregating stop-loss limit of $0.4 million. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2023 and 2022, the Company had $1.8 million and $2.1 million, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “Accrued expenses and other current liabilities” in the consolidated balance sheets.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by taking net income (loss) attributable to the Company available to common stockholders divided by the weighted average number of common shares outstanding during the period, including restricted stock and stock held in escrow if such shares are participating securities. Diluted earnings (loss) per share includes the potential dilution that may occur from stock-based awards and other stock-based commitments using the treasury stock or the as-if converted methods, as applicable. For additional information on how the Company computes earnings (loss) per share, see Note 14, Earnings (Loss) Per Share.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has yet to adopt are as follows:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update enhances the transparency and decision usefulness of income tax disclosures including updates to the disclosures related to the rate reconciliation and income taxes paid. These updates improve transparency by requiring consistent categories and greater disaggregation of information in the rate reconciliation and requiring income taxes paid to be disaggregated by jurisdiction. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted.

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

The following table summarizes information from the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities as of the acquisition date of September 14, 2021 (in thousands):

Cash	$11,424
Accounts receivable(1)	14,708
Prepaid expenses and other(2)	2,625
Property and equipment(3)	2,527
Inventories(4)	231
Operating right of use asset(5)	1,939
Intangibles(6)	100,750
Goodwill(7)	232,103
Other assets(8)	226
Accounts payable(9)	(2,720)
Accrued expenses and other accrued liabilities(9)	(14,344)
Operating lease liability(5)	(1,939)
Deferred tax liabilities(10)	(2,327)
Other liabilities(9)	(378)
Total of assets acquired less liabilities assumed	$344,825

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
(6)     The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$97,200
Trade name	Amortizable	3 years	1,950
Non-compete agreement	Amortizable	5 years	1,600
			$100,750

The Company valued the payor network utilizing the multi-period excess earnings method, trade names utilizing the relief-from-royalty method and non-compete agreement utilizing the with/without method. The weighted average useful life of the acquired intangible assets is approximately 6.9 years.

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

The following table summarizes the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities as of the acquisition date of September 22, 2021 (in thousands):

Cash	$2,922
Accounts receivable(1)	6,800
Inventory(2)	1,684
Prepaid expenses and other(3)	805
Property and equipment(4)	14,908
Intangible assets(5)	75,590
Goodwill(6)	236,317
Accounts payable and accrued liabilities(7)	(1,884)
Accrued expense(7)	(2,487)
Deferred revenue(7)	(67)
Deferred tax liabilities(8)	(17,070)
Total of assets acquired less liabilities assumed	$317,518

(1)    Management has valued accounts receivable based on the estimated future collectability of the receivables portfolio.
(2)     Given the short-term nature of the balance of inventories, the carrying value represents the fair value.
(3)     Given the short-term nature of the balance of prepaid expenses, the carrying value represents the fair value.
(4)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment, buildings and other equipment. The Company valued the personal emergency response system devices, computer equipment and other equipment utilizing the cost approach at $12.7 million. The carrying value of the remainder of the property and equipment, consisting primarily of buildings and land, is assumed to represent the fair value.
(5)    The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands, except useful lives):

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

The following table summarizes the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities as of the acquisition date of May 11, 2022 (in thousands):

Cash(1)	$391
Accounts receivable(2)	2,355
Prepaid expenses and other(3)	771
Property and equipment(4)	2,639
Intangible assets(5)	21,950
Goodwill(6)	44,346
Accounts payable(7)	(281)
Accrued expenses and other current liabilities(7)	(577)
Total of assets acquired less liabilities assumed	$71,594

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
(4)     The acquired property and equipment consists primarily of personal emergency response system devices, with the remainder consisting of computer equipment and furniture and fixtures. The Company valued the personal emergency response system devices utilizing the cost approach. Through this valuation, it was determined that $0.1 million of acquired property and equipment did not exist, and therefore, the initial balance of $2.7 million was decreased to $2.6 million. The carrying value of the remainder of the property and equipment, consisting primarily of computer equipment and furniture and fixtures, is assumed to represent the fair value.
(5)    The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor network	Amortizable	7 years	$21,600
Trade name	Amortizable	2 years	350
			$21,950

The Company valued the payor network utilizing the multi-period excess earnings method and trade names utilizing the relief-from-royalty method. The weighted average useful life of the acquired intangible assets is approximately 6.9 years.

(6)     The acquisition initially resulted in $43.7 million of goodwill as a result of expected synergies due to future customers driven by expansion into different markets and an increase in market share. During the measurement period, accounts receivable was reduced by $0.6 million which caused a corresponding increase to goodwill. Also during the measurement period, cash increased by $0.1 million related to working capital adjustments, which caused a corresponding decrease to goodwill, and acquired property and equipment decreased by $0.1 million, which caused a corresponding increase to goodwill. The result of these adjustments was a total goodwill balance of $44.3 million. All of the acquired goodwill is deductible for tax purposes.
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

Pro Forma Financial Information (unaudited)

Assuming Care Finders, VRI and GMM had been acquired as of January 1, 2021, and the results of each had been included in operations beginning on the assumed acquisition date, the following table provides estimated unaudited pro forma results of operations for the years ended December 31, 2022, and 2021 (in thousands, except earnings per share). The estimated pro forma net income adjusts for the effect of fair value adjustments related to each of the acquisitions, transaction costs and other non-recurring costs directly attributable to the transactions and the impact of the additional debt to finance the applicable acquisitions.

	December 31,
	2022	2021
Pro forma:
Revenue	$2,510,875	$2,200,339
Net loss	(32,770)	(21,547)
Diluted earnings (loss) per share	$(2.33)	$(1.53)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the date indicated or of future operating results. The supplemental pro forma earnings were adjusted to exclude the impact of historical interest expense for Care Finders and VRI of $3.7 million and $3.2 million, respectively, for 2021. No adjustment related to interest expense was required for the year ended December 31, 2022.

Acquisition-related costs of approximately $2.0 million for GMM, were expensed as incurred, recorded in selling, general and administrative expenses during the year ended December 31, 2022, and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs of approximately $6.6 million and $4.7 million for Care Finders and VRI, respectively, were expensed as incurred, recorded in selling, general and administrative expenses during the year ended December 31, 2021 and are reflected in the pro forma table above at the assumed acquisition date. Acquisition-related costs consisted of professional fees for advisory, consulting and underwriting services as well as other incremental costs directly related to the acquisitions.

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
			$12,463

Other Asset Acquisition

On May 30, 2022, the Company entered into an asset purchase agreement with a private entity to purchase certain customer contracts within our PCS segment. Pursuant to the purchase agreement, the contracts were acquired for total consideration of $7.6 million in cash, subject to certain adjustments.

The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The fair value of the net consideration is as follows (in thousands, except useful lives):

	Type	Useful Life	Value
Payor network	Amortizable	6 years	$7,297
Assembled workforce	Amortizable	6 years	309
			$7,606

4.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its Chief Operating Decision Maker ("CODM") determines the allocation of resources and assesses the performance of the Company’s operations. The CODM uses service revenue, net and operating income as the measures of gross revenue and profit or loss to assess segment performance and allocate resources, and uses total assets as the measure of assets attributable to each segment. The Company's operating income for the reportable segments includes an allocated portion of corporate expenses to the respective segments and includes revenues and all other costs directly attributable to the specific segment.

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

•RPM - The Company's RPM segment provides remote patient monitoring solutions, including personal emergency response systems, vitals monitoring, medication management, and data-driven patient engagement solutions; and

•Corporate and Other - Effective January 1, 2022, the Company completed its segment reorganization which resulted in the addition of a Corporate and Other segment that includes the costs associated with the Company's corporate operations as well as the results of an investment in innovation that the Company made at the end of the first quarter of 2023 related to our data analytics capabilities, which contributes to service revenue and service expense. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal, debt and the related interest expense, and certain strategic and corporate development functions for each segment, the results of this investment in innovation, as well as the results of the Company's Matrix investment. Prior to the segment reorganization, the Company reported the investment in Matrix as a separate operating segment. Based on the relative size of the Matrix investment and all related activity to the overall financial statements, the CODM no longer views it as a separate operating segment but reviews results in conjunction with the other corporate results of the business. The Company reclassified certain costs associated with this reorganization for the year ended December 31, 2021 to conform to this presentation.

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,951,447	$715,615	$77,941	$6,167	$2,751,170
Grant income(1)	—	5,037	—	—	5,037

Service expense	1,709,790	561,919	27,025	5,484	2,304,218
General and administrative expense	115,355	86,767	22,971	79,471	304,564
Depreciation and amortization	27,409	51,402	24,536	924	104,271
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$98,893	$(116,767)	$(42,360)	$(79,712)	$(139,946)

Equity in net income (loss) of investee, net of tax	$1,057	$—	$—	$(770)	$287
Equity investment	$1,653	$—	$—	$39,878	$41,531
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$542,100	$763,366	$344,527	$117,282	$1,767,275

	Year Ended December 31, 2022
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,768,442	$667,674	$68,277	$—	$2,504,393
Grant income(1)	—	7,351	—	—	7,351

Service expense	1,487,447	520,065	24,562	—	2,032,074
General and administrative expense	146,935	91,365	23,156	60,715	322,171
Depreciation and amortization	28,709	51,025	19,854	827	100,415
Operating income (loss)	$105,351	$12,570	$705	$(61,542)	$57,084

Equity in net income (loss) of investee, net of tax	$71	$—	$—	$(30,035)	$(29,964)
Equity investment	$186	$—	$—	$41,117	$41,303
Goodwill	$135,186	$552,775	$280,663	$30	$968,654
Total assets	$496,605	$950,181	$396,944	$100,542	$1,944,272

	Year Ended December 31, 2021
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,483,696	$495,579	$17,617	$—	$1,996,892
Grant income(1)	—	5,441	—	—	5,441

Service expense	1,186,185	392,508	5,605	—	1,584,298
General and administrative expense	132,493	70,704	5,791	62,686	271,674
Depreciation and amortization	29,058	23,759	4,181	—	56,998
Operating income (loss)	$135,960	$14,049	$2,040	$(62,686)	$89,363

Equity in net loss of investee, net of tax	$—	$—	$—	$(38,250)	$(38,250)
Equity investment	$—	$—	$—	$83,069	$83,069
Goodwill	$135,186	$552,833	$236,738	$30	$924,787
Total assets	$546,923	$1,020,014	$340,913	$119,575	$2,027,425

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

Revenue Contract Structure

NEMT Capitated Contracts (per-member-per-month)

Under capitated contracts, payors pay a fixed amount per eligible member per month. Capitation rates are generally based on expected costs and volume of services. The Company assumes the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the payor’s program. Revenue is recognized based on the population served during the period. Certain capitated contracts have provisions for reconciliations, risk corridors or profit rebates. For contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are reconciled based on actual cost and/or trip volume and may result in refunds to the payor, or additional payments due from the payor. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once the Company reaches profit level thresholds or maximums, it discontinues recognizing revenue and instead records a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the payor. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in a receivable if the Company does not reach certain profit minimums, which would be recorded in the reconciliation contract receivables account.

NEMT Fee-for-service Contracts

Fee-for-service ("FFS") revenue represents revenue earned under non-capitated contracts in which the Company bills and collects a specified amount for each service that it provides. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

PCS Fee-for-service Contracts

PCS FFS revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered based on actual personal care hours provided. Payment for services received from third-party payors includes, but is not limited to, insurance companies, hospitals, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive audit and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
NEMT capitated contracts	$1,663,987	$1,553,407	$1,257,390
NEMT FFS contracts	287,460	215,035	226,306
Total NEMT service revenue, net	1,951,447	1,768,442	1,483,696

PCS FFS contracts	715,615	667,674	495,579
RPM PMPM contracts	77,941	68,277	17,617
Other service revenue	6,167	—	—
Total service revenue, net	$2,751,170	$2,504,393	$1,996,892

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.2%, 10.9% and 9.7% were derived from one payor for the years ended December 31, 2023, 2022 and 2021, respectively. Of the PCS segment's revenue, 11.3%, 12.0% and 11.7% were derived from one payor for the years ended December 31, 2023, 2022 and 2021, respectively. Of the RPM segment's revenue, 18.5%, 19.9%, and 27.0% were derived from one payor for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue Adjustments

During the years ended December 31, 2023, 2022, and 2021 the Company recognized a reduction of $2.8 million, a reduction of $0.9 million, and an increase of $11.4 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable	$223,506	$225,288
Allowance for doubtful accounts	(969)	(2,078)
Accounts receivable, net	$222,537	$223,210
The following table provides information about other revenue related accounts included on the accompanying consolidated balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Accrued contract payables(1)	$117,488	$194,287
Contract receivables(2)	$143,960	$71,131
Long-term contract receivables(3)	$—	$427
Deferred revenue, current	$2,629	$2,202
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

The following table provides the summary activity of total contract payables and receivables as reported within the consolidated balance sheets (in thousands):

	December 31, 2022	Additional Amounts Recorded	Amounts Paid or Settled	December 31, 2023
Reconciliation contract payables	$25,853	$17,723	$(31,282)	$12,294
Profit rebate/corridor contract payables	155,161	61,623	(122,009)	94,775
Overpayments and other cash items	13,273	23,322	(26,176)	10,419
Total contract payables	$194,287	$102,668	$(179,467)	$117,488

Reconciliation contract receivables	$48,153	$59,184	$(50,335)	$57,002
Corridor contract receivables	23,405	64,009	(456)	86,958
Total contract receivables	$71,558	$123,193	$(50,791)	$143,960

6. Equity Investment

As of December 31, 2023 and 2022, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee, net of tax” in the accompanying consolidated statements of operations. During the years ended December 31, 2022 and 2021, Matrix recorded asset impairment charges of $82.2 million and $111.4 million, respectively. Matrix recorded no asset impairment charges for the year ended December 31, 2023.

The Company's gross share of Matrix's operations for the years ended December 31, 2023, 2022 and 2021 was a loss of $1.1 million, $41.0 million and $53.1 million, respectively, which is presented net of tax on the consolidated statements of operations for a loss of $0.8 million, $30.0 million and $38.3 million, respectively.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2023 and 2022 totaled $41.5 million and $41.3 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	December 31, 2023	December 31, 2022
Current assets	$112,090	$97,750
Long-term assets	$351,143	$373,297
Current liabilities	$41,584	$36,913
Long-term liabilities	$314,316	$325,613

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Revenue	$325,192	$300,306	$398,260
Operating income (loss)	$30,418	$(83,110)	$1,316
Net loss	$(1,689)	$(98,187)	$(122,898)

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid insurance	$7,231	$6,334
Deferred ERP implementation costs	2,875	5,817
Deferred financing costs on credit facility	2,638	3,061
Prepaid income taxes	2,418	7,186
Other prepaid expenses	11,866	11,934
Total prepaid expenses and other current assets	$27,028	$34,332

8.    Property and Equipment

Property and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful			December 31,
	Life (years)			2023	2022
Software	3	—	10	$57,658	$51,409
Computer, office and telecommunications equipment	2	—	7	39,201	30,129
Monitoring equipment		3		33,547	22,132
Leasehold improvements	Shorter of useful life or lease term			12,848	10,136
Construction and development in progress		N/A		7,136	3,309
Automobiles		5		5,334	4,245
Furniture and fixtures	3	—	10	4,486	4,391
Buildings	30	—	40	1,886	1,886
Land		N/A		292	292
Total property and equipment				162,388	127,929
Less accumulated depreciation				(76,759)	(58,791)
Total property and equipment, net				$85,629	$69,138

Depreciation expense was $25.0 million, $20.1 million and $12.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Goodwill and Intangible Assets

The Company tests goodwill for impairment for its reporting units annually as of July 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable.

Goodwill

Changes in key assumptions from the prior year annual goodwill assessment and the resulting reduction in projected future cash flows included in the current year goodwill test resulted in a decrease in the fair values of the Company's PCS and RPM reporting units such that the fair value of each respective reporting unit was less than its respective carrying value. As a result, during the second quarter of 2023, the Company recorded a non-cash goodwill impairment charge of $183.1 million, of which $137.3 million was recorded in the PCS reporting unit and $45.8 million in the RPM reporting unit. This goodwill impairment charge is recorded in “Impairment of goodwill” on the Company’s consolidated statement of operations for the year ended December 31, 2023. There was no such goodwill impairment charge in the year ended December 31, 2022 or 2021. The current year impairment was driven primarily by macroeconomic factors, including a decline in the market value of the Company's common stock. After recording the impairment charge, the associated reporting units have $650.3 million of goodwill remaining. If, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Changes in the carrying amount of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	RPM	Corporate and Other	Total
Balances at December 31, 2021
Goodwill	$231,186	$552,833	$236,738	$30	$1,020,787
Accumulated impairment losses	(96,000)	—	—	—	(96,000)
	$135,186	$552,833	$236,738	$30	$924,787

Balances at December 31, 2022
Goodwill acquired in GMM acquisition	$—	$—	$43,689	$—	$43,689
Purchase accounting adjustments for Care Finders, VRI, and GMM	—	(58)	236	—	178
	$135,186	$552,775	$280,663	$30	$968,654

Balances at December 31, 2023
Impairment of goodwill	—	(137,331)	(45,769)	—	(183,100)
	$135,186	$415,444	$234,894	$30	$785,554

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of December 31, 2023 and 2022 was $317.3 million and $312.6 million, respectively.

Impairment

The Company recorded goodwill impairment charges of $183.1 million for the year ended December 31, 2023 and did not record any goodwill or intangible asset impairment charges for the years ended December 31, 2022 or 2021. The accumulated impairment losses on goodwill totaled $279.1 million as of December 31, 2023 and $96.0 million as of December 31, 2022.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the years ended December 31, 2023 or 2022 that would require an impairment test for our intangible assets.

As of December 31, 2023 and 2022, intangible assets consisted of the following (in thousands, except estimated useful lives):

		December 31,
		2023		2022
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Payor networks	3 - 15	$540,298	$(209,560)	$539,960	$(147,980)
Trademarks and trade names	2 - 10	48,541	(34,978)	48,541	(20,836)
Developed technology	3 - 10	29,389	(14,732)	28,978	(11,618)
Non-compete agreement	2 - 5	1,610	(730)	1,610	(408)
New York LHCSA Permit	Indefinite	770	—	770	—
Assembled workforce	6 - 10	444	(117)	444	(52)
Total		$621,052	$(260,117)	$620,303	$(180,894)

The weighted-average amortization period at December 31, 2023 for intangibles was 7.7 years. No significant residual value is estimated for these intangible assets. Amortization expense was $79.2 million, $80.4 million and $44.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2023 (in thousands):

Year	Amount
2024	$78,583
2025	64,382
2026	55,781
2027	51,226
2028	44,439
Total	$294,411

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and related liabilities	$48,033	$47,947
Insurance reserves	22,014	17,836
Accrued operating expenses	15,884	18,432
Accrued interest	10,498	10,643
Accrued legal fees	10,148	15,574
Accrued government grants(1)	9,156	7,367
Union pension obligation	1,573	3,665
Deferred revenue	2,629	2,202
Other	7,966	12,194
Total accrued expenses and other current liabilities	$127,901	$135,860

(1)     Accrued government grants include payments received from government entities in relation to the PRF and SLFRF to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of December 31, 2023 and 2022.

11. Debt

Senior Unsecured Notes

Senior unsecured notes as of December 31, 2023 and 2022 consisted of the following (in thousands):

		December 31,
Senior Unsecured Note	Date of Issuance	2023	2022
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.524%)	11/4/2020	$494,011	$491,098
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.405%)	8/24/2021	489,746	488,263
Total		$983,757	$979,361

The Senior Notes due 2025 and the Senior Notes due 2029 (collectively, the "Notes") were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Senior Notes due 2025 relate to the Company’s acquisition of Simplura and the Senior Notes due 2029 relate to the Company’s acquisition of VRI. The fair value of the Notes as of December 31, 2023 and 2022 was $909.2 million and $896.6 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the valuation hierarchy.

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

In 2024 and thereafter, the Company may redeem all or a part of the Senior Notes due 2025 upon not less than ten days’ nor more than 60 days’ notice, at 100.0% of the principal amount plus accrued and unpaid interest, if any, on the Notes redeemed, to, but excluding, the applicable redemption date.

The Company may also redeem the Senior Notes due 2029, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption plus a “make-whole” premium set forth in the Indenture. In addition, the Company may redeem up to 40.0% of the Senior Notes due 2029 prior to October 1, 2024, at a redemption price of 105.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the proceeds of certain equity offerings, subject to certain conditions as specified in the Indenture Agreement.

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

Pursuant to the Senior Notes due 2029, the Company will pay interest on the notes at 5.0% per annum until maturity. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Principal payments are not required until the maturity date on October 1, 2029 when 100.0% of the outstanding principal will be required to be repaid. As a part of the bond issuance process, we incurred a $6.6 million bridge commitment fee that provided a potential funding backstop in the event that the Notes did not meet the desired subscription level to be used to acquire VRI. That commitment expired unused upon closing of the Notes and the fee was expensed in the third quarter of 2021.

In relation to the issuance of the Senior Notes due 2025, debt issuance costs of $14.5 million were incurred at the date of issuance and these costs were deferred and are amortized to interest cost over the term of the Notes. Additionally, in relation to the issuance of the Senior Notes due 2029, debt issuance costs of $13.5 million were incurred at the date of issuance and these costs were deferred and are amortized to interest cost over the term of the Notes. As of December 31, 2023, $16.2 million of unamortized deferred issuance costs was netted against the long-term debt balance on the consolidated balance sheet. The Company was in compliance with all covenants as of December 31, 2023.

Annual maturities on all long-term debt outstanding at December 31, 2023, are as follows:

Maturities
2024	$—
2025	500,000
2026	—
2027	—
2028	—
Thereafter	500,000
Total maturities	1,000,000
Unamortized deferred issuance costs	16,243
Total long-term debt	$983,757

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

On February 3, 2022, the Company terminated its Old Credit Facility and entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The New Credit Agreement provides the Company with the New Credit Facility in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The New Credit Facility matures on February 3, 2027 and the proceeds may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

On June 26, 2023, the Company entered into the First Amendment to the New Credit Agreement which amended the maximum permitted Total Net Leverage Ratio under the New Credit Agreement as follows: for the fiscal quarters ending June 30, 2023 through September 30, 2023, 5.25:1.00; for the fiscal quarters ending December 31, 2023 through March 31, 2024, 5.00:1.00; for the fiscal quarter ending June 30, 2024, 4.75:1.00; and for the fiscal quarters ending September 30, 2024 and for the fiscal quarters ending thereafter, 4.50:1.00.

On February 22, 2024, the Company entered into the Second Amendment to the New Credit Agreement, which amended the maximum permitted Total Net Leverage Ratio under the New Credit Agreement as follows: for the fiscal quarters ending March 31, 2024 through June 30, 2024, 5.50:1.00; for the fiscal quarters ending September 30, 2024 through December 31, 2024, 5.25:1.00; for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.00:1.00, and for the fiscal quarters ending December 31, 2025 through March 31, 2026, 4.75:1.00. The Second Amendment also restricts the Company from permitting its Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company's available borrowing capacity under the New Credit Facility plus the amount of its unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter.

As of December 31, 2023, the Company had $113.8 million of short-term borrowings outstanding on the New Credit Facility and had $40.4 million of outstanding letters of credit under the New Credit Facility. The interest rate for short-term borrowings outstanding as of December 31, 2023 was 9.6% per annum. As of December 31, 2022, the Company did not have any short-term borrowings outstanding on the New Credit Facility and had $38.1 million of outstanding letters of credit under the New Credit Facility.

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

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company is subject to financial covenants, including total net leverage, minimum liquidity and interest coverage covenants.

The Company’s obligations under the New Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the New Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the New Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the New Credit Facility to be immediately due and payable. All amounts outstanding under the New Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The New Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the New Credit Agreement as of December 31, 2023.

12.    Stockholders’ Equity

At December 31, 2023 and 2022 there were 19,775,041 and 19,729,923 shares of the Company’s Common Stock issued, respectively, including 5,571,004 and 5,573,529 treasury shares at December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, 586,696 shares of the Company’s common stock were reserved for future issuances related to the exercise of stock options that were outstanding and restricted stock units and awards that were unvested as of December 31, 2023.

Purchases of Equity Securities

On March 8, 2021, the Board authorized a new stock repurchase program under which the Company could repurchase up to $75.0 million in aggregate value of the Company’s Common Stock through December 31, 2021, unless terminated earlier. A total of 276,268 shares were repurchased under the program for $40.0 million during the year ended December 31, 2021.

No repurchase program was authorized during the years ended December 31, 2023 or 2022.

Equity Award Withholding

During the years ended December 31, 2023, 2022 and 2021, the Company withheld 10,565, 7,486 and 5,432 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards and units.

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

The following table summarizes the activity under the 2006 Plan as of December 31, 2023:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	792,338	82,586	504,110

Stock-based compensation for share settled awards is recorded in the "General and administrative expense" line item on the consolidated statement of operations for a total expense of $6.5 million, $6.9 million, and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts exclude tax benefits of $1.8 million, $1.9 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options

The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023			2022			2021
Expected dividend yield	0.0%			0.0%			0.0%
Expected stock price volatility	49.6%	-	49.6%	39.6%	-	46.5%	36.6%	-	41.6%
Risk-free interest rate	3.7%	-	3.7%	1.6%	-	4.4%	0.3%	-	0.9%
Expected life of options (years)	3.5	-	3.5	3.5	-	4.5	3.5	-	4.4

The risk-free interest rate was based on the U.S. Treasury security rate in effect as of the date of grant which corresponds to the expected life of the award. The expected stock price volatility and expected lives of the stock options were based on the Company’s historical data. Stock options granted under the 2006 Plan vest ratably in equal annual installments over 3 to 4 years and expire after 5 to 7 years.

During the year ended December 31, 2023, the Company issued 549 shares of its Common Stock in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2023:

	Year ended December 31, 2023
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at beginning of year, January 1	125,179	$115.54
Granted	11,809	53.10
Exercised	(549)	56.43
Forfeited/Canceled	(32,101)	117.99
Expired	(21,752)	119.96
Outstanding at end of year, December 31	82,586	$104.89	2.68	$—
Vested or expected to vest at end of year, December 31	82,586	$104.89	2.68	$—
Exercisable at end of year, December 31	42,054	$113.18	1.93	$—

As of December 31, 2023, there was approximately $1.5 million of unrecognized compensation cost related to share settled stock options that is expected to be recognized over a weighted-average remaining contractual term of 2.68 years, using the simplified method as permitted for plain vanilla options.

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands, except for fair value per share):

	Year ended December 31,
	2023	2022	2021
Weighted-average grant date fair value per share	$56.43	$106.90	$170.26
Options exercised:
Total intrinsic value	$(7)	$3,057	$4,454

 Restricted Stock Awards and Restricted Stock Units

The Board grants restricted stock awards (RSAs) and restricted stock units (RSUs) under the 2006 Plan. RSAs and RSUs vest ratably in equal annual installments over 1 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements or as determined by the Compensation Committee.

During the year ended December 31, 2023, the Company issued 48,485 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs and RSUs granted under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested RSAs and RSUs during the year ended December 31, 2023:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of year, January 1	105,088	$108.49
Granted	280,314	$36.63
Vested	(48,485)	$99.33
Forfeited or cancelled	(38,843)	$91.26
Non-vested at end of year, December 31	298,074	$44.65

As of December 31, 2023, there was approximately $14.1 million of unrecognized compensation costs related to non-vested RSAs and RSUs that is expected to be recognized over a weighted average remaining contractual term of 1.57 years.

 Performance-Based Restricted Stock Units

The Board grants performance-based restricted stock units (PRSUs) to certain executive officers and key employees. PRSUs primarily have a three-year performance period, after which the number of underlying RSUs earned is determined based on the achievement of pre-established performance targets.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company's unvested PRSUs during the year ended December 31, 2023:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of year, January 1	19,810	$150.33
Granted	205,721	$38.21
Vested	—	$—
Forfeited or cancelled	(19,495)	$99.00
Non-vested at end of year, December 31	206,036	$43.24

As of December 31, 2023, there was approximately $8.1 million of unrecognized compensation cost related to non-vested PRSUs that is expected to be recognized over a weighted-average remaining contractual term of 2.55 years, assuming that the performance conditions continue to be probable of achievement.

The total fair value of vested stock options, RSUs and RSAs, and PRSUs was $11.7 million, $2.6 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") available to eligible employees. Under terms of the plan, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at 85.0% of the lower of the market price on the first or last day of the offering period. Purchases under this plan were for a total of 16,030 shares as of December 31, 2023. As of December 31, 2023, 983,970 shares remain available for future issuance under this plan.

14.  Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(204,460)	$(31,806)	$(6,585)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,173,957	14,061,839	14,054,060
Effect of dilutive securities:
Common stock options	—	—	—
Restricted stock units	—	—	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,173,957	14,061,839	14,054,060

Loss per share:
Basic loss per share	$(14.43)	$(2.26)	$(0.47)
Diluted loss per share	$(14.43)	$(2.26)	$(0.47)

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Stock options to purchase common stock	100,499	118,260	56,291
Restricted stock awards and restricted stock units	87,056	58,831	1,178

15.    Leases

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

The discount rate used for each lease is determined by estimating an appropriate incremental borrowing rate. In estimating an incremental borrowing rate, the Company considers the debt information, credit rating, and interest rate on the revolving credit facility, which is collateralized by the Company's assets. Accordingly, the Company continues discounting its remaining operating lease payments for calculating its lease liability using a weighted-average discount rate of 5.43%. The Company applies this rate to its entire portfolio of leases on the basis that any adjustments to the rate for lease term or asset classification would not affect the interest rate charged under the debt or have a material effect on the discounted lease liability.

A summary of all lease classifications in our consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2023	December 31, 2022
Assets
Current operating lease assets	Operating lease ROU assets	$39,776	$39,405

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$8,727	$9,640
Long-term:
Operating	Operating lease liabilities, less current portion	33,784	32,088
Total lease liabilities		$42,511	$41,728

As of December 31, 2023, future maturities of lease liabilities were as follows (in thousands):

Operating Leases
2024	$10,434
2025	8,664
2026	7,275
2027	5,894
2028	5,403
Thereafter	13,121
Total lease payments	50,791
Less: interest and accretion	(8,280)
Present value of minimum lease payments	42,511
Less: current portion	(8,727)
Long-term portion	$33,784

As of December 31, 2022, future maturities of lease liabilities were as follows (in thousands):

Operating Leases
2023	$11,347
2024	8,509
2025	6,009
2026	4,714
2027	3,599
Thereafter	15,657
Total lease payments	49,835
Less: interest and accretion	(8,107)
Present value of minimum lease payments	41,728
Less: current portion	(9,640)
Long-term portion	$32,088

The weighted-average remaining lease terms and weighted-average discount rates are as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating lease costs	4.18	4.84
Weighted-average discount rate:
Operating lease costs	5.43%	5.31%

For the years ended December 31, 2023 and 2022, our operating lease cost was $13.0 million and $13.8 million, respectively, and is primarily included in "Service expense” on our accompanying consolidated statements of operations.

A summary of other lease information is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating cash flows from operating leases	$(12,636)	$(12,492)
Amortization of operating lease ROU assets	$12,344	$11,640
ROU assets obtained through operating lease liabilities	$12,715	$7,295

16.    Income Taxes

The federal and state tax benefit (provision) is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal income tax benefit (provision):
Current	$(10,296)	$(22,651)	$(6,642)
Deferred	14,431	25,291	820
Total federal income tax benefit (provision)	4,135	2,640	(5,822)

State income tax benefit (provision):
Current	(3,067)	(11,500)	(5,048)
Deferred	3,251	11,895	2,253
Total state income tax benefit (provision)	184	395	(2,795)
Total benefit (provision) for income taxes	$4,319	$3,035	$(8,617)

A reconciliation of the benefit (provision) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal statutory rates	21.0%	21.0%	21.0%
Federal income tax benefit (provision) at statutory rates	$43,904	$1,024	$(8,459)
Change in valuation allowance	(507)	648	(385)
Change in uncertain tax positions	396	(390)	929
State income taxes, net of federal benefit	637	(521)	(1,717)
Non-taxable income	—	—	74
Compensation expense	(1,220)	(251)	(1,204)
Stock-based compensation	(791)	1,282	1,004
Legal settlements	(1,608)	—	—
Meals and entertainment	(154)	(48)	(30)
Transaction costs	—	—	(89)
Tax credits	2,258	1,864	1,095
Goodwill impairment	(38,451)	—	—
Subsidiary deconsolidation gain	—	(148)	—
Life insurance expense	128	(183)	—
Political activities	(149)	(197)	—
Other	(124)	(45)	165
Income tax benefit (provision)	$4,319	$3,035	$(8,617)
Effective income tax rate	2.1%	62.2%	21.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,989	$2,769
Capital loss carryforward	957	1,003
Tax credit carryforwards	412	205
Interest expense carryforward	22,847	12,616
Accounts receivable allowance	3,341	4,182
Accrued items and reserves	9,289	10,406
Stock-based compensation	1,861	2,066
Deferred rent	1,543	1,400
Deferred revenue	2,691	2,093
Project costs	223	65
Software development/implementation costs	7,147	—
Total deferred tax assets	53,300	36,805
Deferred tax liabilities:
Prepaid expenses	1,683	1,493
Property and equipment	19,051	9,793
Goodwill and intangible assets	57,115	68,163
Equity investment	11,604	11,488
Deferred financing costs	98	155
Other	46	71
Total deferred tax liabilities	89,597	91,163
Deferred tax liabilities, net of deferred tax assets	(36,297)	(54,358)
Less valuation allowance	(3,287)	(2,878)
Net deferred tax liabilities	$(39,584)	$(57,236)

At December 31, 2023, the Company had $1.5 million of federal net operating loss (“NOL”) carryforwards. The Company also had approximately $45.8 million of state NOL carryforwards which expire as follows (in thousands):

2024	$2,430
2025	194
2026	—
2027	—
2028	—
2029	—
2030 and thereafter	43,223
Total state net operating loss carryforwards	$45,847

The federal NOL carryforwards and approximately $16.5 million of the state NOL carryforwards relate to pre-acquisition tax periods and are subject to change of ownership limitations on their use. These limitations are not expected to restrict the ultimate use of these loss carryforwards.

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

The net change in the total valuation allowance for the year ended December 31, 2023 was an increase of $0.4 million, of which $0.5 million related to current operations offset by $0.1 million related to a subsidiary disposition. The valuation allowance of $3.3 million includes amounts for state NOLs, capital loss and tax credit carryforwards for which the Company has concluded that it is more likely than not that these carryforwards will not be realized in the ordinary course of operations. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

CARES ACT and Proposed Legislation

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

Pursuant to the CARES Act, the Company carried its 2018 NOL back five years. As a result, in the year ended December 31, 2020, the Company recorded a $27.3 million receivable for the 2018 U.S. NOL carryback, and a $11.0 million tax benefit from the favorable carryback tax rate of 35.0% compared to a carryforward tax rate of 21.0%. The Company also recorded an additional income tax payable of $3.5 million for 2019 as a result of the 2018 NOL being carried back instead of carried forward.

As of December 31, 2021, the Company received all of the $27.3 million receivable for the 2018 U.S. NOL carryback. This $27.3 million was also subject to the IRS Joint Committee Review, which was completed in the third quarter of 2021 with no material adjustments being made.

The U.S. House of Representatives has passed bipartisan tax legislation (H.R. 7024, "Tax Relief for American Families and Workers Act of 2024") that would allow for increased current deductions for domestic research and experimentation expenditures, interest expense and fixed asset depreciation. Such legislation, if enacted, would have a favorable impact on our current income taxes payable.

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

The Company recognizes interest and penalties as a component of income tax expense. During the year ended December 31, 2023 and 2022, the Company did not recognize a tax benefit or expense from interest or penalties. During the year ended December 31, 2021, the Company recognized a benefit of approximately $0.2 million in interest and penalties. As of both December 31, 2023 and 2022, the Company had accrued approximately $0.1 million for the payment of penalties and interest.

A reconciliation of the liability for unrecognized income tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of year	$1,680	$1,290	$2,219
Increase related to prior year tax positions	44	108	(1,027)
Increase related to current year tax positions	374	415	148
Statute of limitations expiration	(814)	(133)	(50)
Unrecognized tax benefits, end of year	$1,284	$1,680	$1,290

The entire ending balance in unrecognized tax benefits of $1.3 million as of December 31, 2023 would reduce tax expense and the Company's effective tax rate. The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2019 to 2022.

17.    Commitments and Contingencies

Surveys, Audits and Governmental Investigations

In the ordinary course of business, the Company may from time to time be or become subject to surveys, audits and governmental investigations under or with respect to various governmental programs and state and federal laws. Agencies associated with the programs and other third-party commercial payors periodically conduct extensive pre-payment or post-payment medical reviews or other audits of claims data to identify possible payments made or authorized other than in compliance with the requirements of Medicare or Medicaid. In order to conduct these reviews, documentation is requested from the Company and then that documentation is reviewed to determine compliance with applicable rules and regulations, including the eligibility of clients to receive benefits, the appropriateness of the care provided to those clients, and the documentation of that care. Similarly, other state and federal governmental agencies conduct reviews and investigations to confirm the Company's compliance with applicable laws where it operates, including regarding employment and wage related regulations and matters. The Company cannot predict the ultimate outcome of any regulatory reviews or other governmental surveys, audits or investigations, but management does not expect any ongoing surveys, audits or investigations involving the Company to have a material adverse effect on the business, liquidity, financial condition, or results of operations of the Company. Regardless of the Company's expectations, however, surveys and audits are subject to inherent uncertainties and can have a material adverse impact on the Company due to, among other reasons, potential regulatory orders that inhibit its ability to operate its business, amounts paid as reimbursement or in settlement of any such matter, diversion of management resources and investigative costs.

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

On September 27, 2022, Daniel Greenleaf, the Company’s former Chief Executive Officer, asserted claims in an arbitration against the Company. His claims alleged that the Company breached Mr. Greenleaf’s employment agreement and included a tort claim against the Company. Mr. Greenleaf’s arbitration complaint sought contractual, extra-contractual, and statutory damages. In May 2023, Mr. Greenleaf and the Company executed a settlement agreement related to both sides' claims in arbitration and a general release of all claims and the Company agreed to pay Mr. Greenleaf $9.6 million. The Company paid the settlement amount in full in May of 2023.

On August 6, 2020, the Company’s subsidiary, ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleged claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserted that all transportation providers to ModivCare Solutions in the putative class should have been considered ModivCare Solutions’ employees rather than independent contractors. On June 6, 2021, the Court conditionally certified as the putative class all current and former In Network Transportation Providers who, individually or through their companies, were issued 1099 payments from ModivCare Solutions for providing non-emergency medical transportation services for ModivCare Solutions for the previous three years. Notice of the proposed collective class was issued on October 5, 2021, and potential members of the class had until January 3, 2022 to opt-in. Plaintiff moved for class certification on August 15, 2022, and ModivCare Solutions filed an opposition to class certification on September 6, 2022. On January 13, 2023, the matter was transferred with the consent of the parties and the court to binding arbitration. Thereafter, the parties agreed on a settlement arrangement, which the arbitrator approved final on October 30, 2023. The class settlement payment was made in full on December 1, 2023. Notwithstanding the settlement payment, ModivCare Solutions believes that it is and has been in compliance with all material aspects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the settlement arrangement has had a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

In 2017, one of our PCS segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. Following All Metro's motion to oppose class certification, which was heard on June 23, 2022, the state court issued an order certifying the class on December 12, 2022. Because the parties to date have been unable to settle their dispute through mediation, discovery in the matter is continuing. If the plaintiffs prove successful in this class action lawsuit, All Metro may be liable for back wages and liquidated damages dating back to November 2021. All Metro believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, intends to continue to defend itself vigorously with respect to this matter, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Purchased Service Commitments

The Company entered into a contract related to transportation services that includes a minimum volume requirement. If the Company does not utilize the minimum level of services specified in the agreement, a penalty provision applies. Future minimum payments under the service commitments totaled $49.5 million at December 31, 2023 and relates to minimum volume requirements through the end of December 31, 2024.

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NEMT Services as of December 31, 2023. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $2.2 million and $2.0 million at December 31, 2023 and 2022, respectively.

18.    Transactions with Related Parties

Cash Settled Awards

On September 11, 2014, the Company granted 200,000 stock option equivalent units (“SOEUs”) to Coliseum Capital Management, LLC (“Coliseum”) as compensation for the Board service of Christopher Shackelton, Chairman of the Board, for his service on the Board in lieu of the restricted share awards that are given to our other non-employee directors as compensation. These shares were granted at an exercise price of $43.81 per share that were fully vested. The SOEUs were accounted for as liability awards, with the recorded expense adjustment attributable to the Company’s change in stock price from the previous reporting period. On August 12, 2021, Coliseum exercised all of the SOEUs at a stock price of $182.73 per share for a total cash settlement of $27.8 million. The Company recorded an expense of $8.8 million for SOEUs during the year ended December 31, 2021, which was included in “General and administrative expense” in the consolidated statements of operations. At December 31, 2023, 2022 and 2021, respectively, there were no SOEU's outstanding and no remaining liability associated with the awards.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report (December 31, 2023). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses identified in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected in all circumstances in a timely manner.

The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, and under the oversight of its Board of Directors, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses discussed in the paragraphs that follow below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's management concluded that the Company did not, with respect to its PCS segment, complete before year-end (i) an effective risk assessment to assess and confirm the effectiveness and implementation of the changes previously identified in its internal control environment related to recently deployed information technology ("IT") systems and revision of the PCS revenue and payroll processes, or (ii) the establishment of all mechanisms expected to be used to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting. Specifically, at the PCS segment:

•The Company did not establish effective general information technology controls ("GITCs"), namely change management controls and logical access controls, that support the consistent operation of all of the Company’s IT systems, resulting in automated process-level controls and manual controls dependent upon information derived from those IT systems to be ineffective because they could have been adversely impacted; and
•The Company did not design, implement and effectively operate process-level control activities related to its revenue processes (including service revenue and accounts receivable) and payroll processes (including payroll expenses recorded within service expense and general and administrative expense) within the PCS segment.

The deficiencies in our internal control over financial reporting and the material weaknesses described above did not result in any misstatement in our consolidated financial statements or other disclosures. These deficiencies created, however, a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, who audited the Company’s consolidated financial statements included in this Annual Report, has issued an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is presented in Part II, Item 8 of this Annual Report.

Management’s Remediation Plan

These material weaknesses were largely a result of the continued integration efforts associated with the acquisition of the companies comprising our PCS segment and the high volume of transactions across their disparate systems. The Company's management, with the oversight of the Audit Committee of the Board of Directors, is in the process of effecting ongoing remediation efforts related to the material weaknesses identified at the PCS segment.

In furtherance of the foregoing, the Company has embarked upon an approved remediation plan, the efforts of which include working with our independent third-party internal control specialist, which is helping coordinate the remediation efforts, as well as adding resources within the organization to improve structure and mitigate risks previously identified. The remediation plan designed was a robust, global plan intended to address not only the PCS segment identified weaknesses, but also the weaknesses identified in prior periods with respect to our NEMT and Corporate and Other segments. Approaching the remediation in a uniform and enterprise wide manner has required additional time to implement, but it was believed to be the better approach than to adopt a patchwork fix without a view to eliminating future enterprise risk To that end, the Company has completed and/or is in the process of completing, as applicable, the following remediation activities deemed necessary or desirable to eliminate the material weaknesses and restore its internal control over financial reporting as intended:

•Implemented a new revenue cycle management system and designed a new suite of GITCs and process-level controls related to the new system;
•Integrated the PCS segment into our enterprise resource planning software and standardized control activities related to the Company’s financial statement close process;
•Executed an enhanced risk assessment process to identify and assess changes in the Company's internal control environment, specifically related to new IT systems and newly acquired companies;
•Continued to design, enhance and implement GITCs, the efforts with respect to which are ongoing, to support process-level automated controls intended to ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete;
•Continued to design, enhance and implement, the efforts with respect to which are ongoing, process-level control activities in revenue and payroll.

The Company's management continues to focus on projects that automate, standardize, and centralize the Company's control environment as it continues to integrate the PCS segment. Management believes that the remediation measures described above will address the material weaknesses and strengthen the Company's overall internal control over financial reporting. Management will continue to monitor the progress of these efforts, and may take additional measures or modify the remediation plan described above in order to effectively address the control deficiencies. The material weaknesses will not be considered remediated until the remediated controls have operated for a sufficient amount of time for us to conclude, through testing, that the controls are designed and operating effectively.

During the fiscal year ended December 31, 2023, management completed the remediation efforts necessary to fully and effectively remediate and eliminate the material weaknesses previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with respect to its NEMT and Corporate and Other Segments related to the payroll processing function and change management and logical access controls. The remediation efforts necessary to eliminate those material weaknesses included (i) implementing a new personnel management system in 2023 after the sunsetting of the legacy system and designing and implementing a new suite of internal controls in payroll with appropriate authorities within the NEMT and Corporate and Other segments, and (ii) designing, enhancing, and implementing GITCs to support process-level automated controls within the NEMT and Corporate and Other segments. As a result of the foregoing, as of December 31, 2023, management was able to conclude that the material weaknesses previously disclosed at the NEMT and Corporate and Other segments were fully and effectively remediated.

Furthermore, as previously disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in addition to the material weaknesses identified at the NEMT and Corporate and Other segments above, management identified material weaknesses in the PCS segment's internal control over financial reporting related to the effectiveness of the new structure adopted for its reporting lines and approved for the identification of appropriate authorities and responsibilities. The remediation efforts necessary to eliminate that material weakness included structuring more effective reporting lines, including the hiring of a President of the PCS segment, a Chief Financial Officer to eliminate the dual role previously also performed by our Chief Executive Officer, a Chief Information Officer, and a Chief People Officer, to promote appropriate authorities and responsibilities and strengthen mechanisms to enforce accountability of internal control over financial reporting. As a result of the foregoing, as of December 31, 2023, management was able to conclude that this material weakness previously disclosed at the PCS segment was fully and effectively remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes described in the preceding paragraphs, and the ongoing implementation of the remediation plan with respect to the material weaknesses identified at the PCS segment, discussed above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"); provided that if our 2024 Proxy Statement is not filed on or before April 29, 2024, such information will be included in an amendment to this Annual Report filed on or before such date.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions, as well as our directors, officers and employees. This code of ethics is part of our broader Compliance and Ethics Plan and Code of Conduct, which is available free of charge in the “Investors” section of our website at www.modivcare.com. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on our website. The information contained on our website is not part of, and is not incorporated in, this Annual Report or any other report we file with or furnish to the SEC.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2024 Proxy Statement; provided that if our 2024 Proxy Statement is not filed on or before April 29, 2024, such information will be included in an amendment to this Annual Report filed on or before such date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than as provided below, the information required by Item 12 is incorporated by reference from our 2024 Proxy Statement; provided that if our 2024 Proxy Statement is not filed on or before April 29, 2024, such information will be included in an amendment to this Annual Report filed on or before such date.

The following table provides information, as of December 31, 2023, regarding our 2006 Plan and the ESPP.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	586,696	$52.63	1,776,308
Equity compensation plans not approved by security holders	—	—	—
Total	586,696	$52.63	1,776,308

(1) The number of shares shown in this column represents the number of shares available for issuance pursuant to stock options and other stock-based awards that were previously granted and were outstanding as of December 31, 2023 under the 2006 Plan.
(2) The number of shares shown in this column represents 792,338 shares available for issuance under the 2006 Plan and 983,970 shares available for issuance under the ESPP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from our 2024 Proxy Statement; provided that if our 2024 Proxy Statement is not filed on or before April 29, 2024, such information will be included in an amendment to this Annual Report filed on or before such date.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from our 2024 Proxy Statement; provided that if our 2024 Proxy Statement is not filed on or before April 29, 2024, such information will be included in an amendment to this Annual Report filed on or before such date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•Consolidated Balance Sheets at December 31, 2023 and 2022;
•Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2023:
Allowance for doubtful accounts	$2,078	$4,001	$—	$(5,110)	(1)	$969

Year Ended December 31, 2022:
Allowance for doubtful accounts	$2,296	$2,690	$—	$(2,908)	(1)	$2,078

Year Ended December 31, 2021:
Allowance for doubtful accounts	$2,403	$1,740	$—	$(1,847)	(1)	$2,296
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

3.6
Amendment to the Amended and Restated Bylaws of the registrant, effective June 13, 2023 (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2023).

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

10.2
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

10.4+
Offer Letter, dated July 31, 2023, by and between the registrant and Barbara Gutierrez (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.5*	Offer Letter, dated March 15, 2023, by and between the registrant and Anne Bailey.

10.6*	Offer Letter, dated July 18, 2023, by and between the registrant and Henry Toledo.

10.7+
Offer Letter, dated March 25, 2022, by and among the registrant, ModivCare Solutions, LLC and Ilias Simpson (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022).

10.8+
Offer Letter, dated August 22, 2022, by and among the registrant, ModivCare Solutions, LLC and Rebecca Orcutt (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 8, 2022).

10.9+	Director Compensation Summary

10.10+
The Company's 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference to an appendix to the registrant’s definitive proxy statement filed under cover of Schedule 14A with the SEC on June 14, 2016).

10.11+
Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 7, 2019).

10.12+
Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.13+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the registrant's annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.14+
Form of 2022 Performance Restricted Stock-Unit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022).

10.15+
Form of 2023 Performance Restricted Stock-Unit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2023).

10.16+	Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC under cover of Schedule 14A on May 2, 2022).

10.17
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, dated February 16, 2018, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC (Incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.18
Registration Indemnification Agreement, dated May 9, 2018, between the registrant, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., Coliseum Capital Co-Invest, L.P. and Blackwell Partners, LLC - Series A (Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 9, 2018).

10.19+
Separation Agreement and General Release, dated May 1, 2023, by and between ModivCare Solutions, LLC and Grover Wray (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2023).

10.20+
The Registrant’s Executive Deferred Compensation Plan, as amended and restated effective December 1, 2008 (Incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K filed with the SEC on March 7, 2023).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP (Mercury Parent, LLC financial statements).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14 Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.1*	Clawback Policy, as effective November 2, 2023.

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith other than by incorporation by reference.

**	Furnished herewith.

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

Dated: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ L. HEATH SAMPSON	Chief Executive Officer and Director	February 23, 2024
L. Heath Sampson	(Principal Executive Officer)

/s/ BARBARA GUTIERREZ	Chief Financial Officer	February 23, 2024
Barbara Gutierrez	(Principal Financial Officer)

/s/ REBECCA ORCUTT	Chief Accounting Officer	February 23, 2024
Rebecca Orcutt	(Principal Accounting Officer)

/s/ CHRISTOPHER S. SHACKELTON	Chairman of the Board	February 23, 2024
Christopher S. Shackelton

/s/ TODD J. CARTER	Director	February 23, 2024
Todd J. Carter

/s/ DAVID A. COULTER	Director	February 23, 2024
David A. Coulter

/s/ RICHARD A. KERLEY	Director	February 23, 2024
Richard A. Kerley

/s/ LESLIE V. NORWALK	Director	February 23, 2024
Leslie V. Norwalk

/s/ FRANK J. WRIGHT	Director	February 23, 2024
Frank J. Wright

/s/ RAHUL SAMANT	Director	February 23, 2024
Rahul Samant

/s/ GARTH GRAHAM	Director	February 23, 2024
Garth Graham