Form 10-Q
period 2024-03-31
ModivCare Inc
filed 2024-05-03
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 14,210,882 shares outstanding (excluding treasury shares of 5,425,706) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,341	$2,217
Accounts receivable, net of allowance of $411 and $969, respectively	214,106	222,537
Contract receivables	134,680	143,960
Other receivables	14,094	8,616
Prepaid expenses and other current assets	30,255	27,028
Restricted cash	525	565
Total current assets	404,001	404,923
Property and equipment, net	86,238	85,629
Long-term contract receivables	19,598	—
Goodwill	785,554	785,554
Payor network, net	315,300	330,738
Other intangible assets, net	25,778	30,197
Equity investment	40,247	41,531
Operating lease right-of-use assets	40,565	39,776
Other assets	46,767	48,927
Total assets	$1,764,048	$1,767,275
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,645	$55,241
Accrued contract payables	128,399	117,488
Accrued transportation costs	86,846	97,245
Accrued expenses and other current liabilities	139,812	127,901
Current portion of operating lease liabilities	8,612	8,727
Short-term borrowings	121,000	113,800
Total current liabilities	539,314	520,402
Long-term debt, net of deferred financing costs of $15,104 and $16,243, respectively	984,896	983,757
Deferred tax liabilities	35,806	39,584
Operating lease liabilities, less current portion	34,886	33,784
Other long-term liabilities	33,305	33,553
Total liabilities	1,628,207	1,611,080
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,799,177 and 19,775,041, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	452,955	450,945
Retained earnings (accumulated deficit)	(46,737)	(24,437)
Treasury shares, at cost, 5,572,611 and 5,571,004 shares, respectively	(270,397)	(270,333)
Total stockholders’ equity	135,841	156,195
Total liabilities and stockholders’ equity	$1,764,048	$1,767,275
 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Service revenue, net	$684,451	$662,306
Grant income (Note 2)	—	1,464

Operating expenses:
Service expense	583,566	550,266
General and administrative expense	77,177	79,713
Depreciation and amortization	27,103	25,693
Total operating expenses	687,846	655,672

Operating income (loss)	(3,395)	8,098

Interest expense, net	18,686	15,958
Loss before income taxes and equity method investment	(22,081)	(7,860)
Income tax benefit	543	1,873
Equity in net income (loss) of investee, net of tax	(762)	2,025
Net loss	$(22,300)	$(3,962)

Loss per common share:
Basic	$(1.57)	$(0.28)
Diluted	$(1.57)	$(0.28)

Weighted-average number of common shares outstanding:
Basic	14,202,000	14,163,511
Diluted	14,202,000	14,163,511

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(22,300)	$(3,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,324	5,792
Amortization	19,779	19,901
Stock-based compensation	2,010	1,124
Deferred income taxes	(3,778)	(3,624)
Amortization of deferred financing costs and debt discount	1,407	1,278
Equity in net (income) loss of investee	1,056	(2,810)
Reduction of right-of-use assets	2,947	3,547
Changes in operating assets and liabilities:
Accounts receivable and other receivables	3,183	25,163
Contract receivables	9,280	(26,893)
Prepaid expenses and other current assets	(2,740)	(1,734)
Long-term contract receivables	(19,598)	(3,897)
Accrued contract payables	10,910	(6,667)
Accounts payable and accrued expenses	11,314	(2,854)
Accrued transportation costs	(10,399)	(3,125)
Other assets	2,162	(356)
Other long-term liabilities	(2,997)	(3,538)
Net cash provided by (used in) operating activities	9,560	(2,655)
Investing activities
Purchase of property and equipment	(7,856)	(13,320)
Net cash used in investing activities	(7,856)	(13,320)
Financing activities
Net proceeds from short-term borrowings	7,200	15,000
Payment of debt issuance costs	(756)	—
Restricted stock surrendered for employee tax payment	(64)	(620)
Net cash provided by financing activities	6,380	14,380
Net change in cash, cash equivalents and restricted cash	8,084	(1,595)
Cash, cash equivalents and restricted cash at beginning of period	2,782	14,975
Cash, cash equivalents and restricted cash at end of period	$10,866	$13,380

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Three months ended March 31,
Supplemental cash flow information	2024	2023
Cash paid for interest	$4,221	$1,200
Cash paid for income taxes	$270	$429
Assets acquired under operating leases	$3,736	$4,453

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Three months ended March 31, 2024

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(22,300)	—	—	(22,300)
Stock-based compensation	—	—	1,973	—	—	—	1,973
Restricted stock issued	22,577	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,607	(64)	(64)
Shares issued for bonus settlement and director stipends	1,559	—	37	—	—	—	37
Balance at March 31, 2024	19,799,177	$20	$452,955	$(46,737)	5,572,611	$(270,397)	$135,841

	Three months ended March 31, 2023

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Total
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(3,962)	—	—	(3,962)
Stock-based compensation	—	—	1,039	—	—	—	1,039
Restricted stock issued	24,903	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	6,000	(620)	(620)
Shares issued for bonus settlement and director stipends	1,006	—	85	—	—	—	85
Balance at March 31, 2023	19,755,832	$20	$445,379	$176,061	5,579,529	$(270,362)	$351,098

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2024

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

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operate under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in the Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated balance sheet at December 31, 2023 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Liquidity

As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects its cash and cash equivalents of $10.3 million and accounts receivable, contract receivables, and other receivables of $362.9 million as of March 31, 2024, along with cash flows from operations and amounts currently available under the Credit Facility to be sufficient to fund its operating expenses and expenditure requirements for the next twelve months. This assessment is based on assumptions and operating projections, including projected cash generated by operations, which may change as a result of many factors currently unknown or unknowable to the Company. The Company does not currently have sufficient available cash flows to repay the Senior Notes due 2025 in full when due. Accordingly, the Company expects to be required to raise additional capital to repay or refinance this debt prior to its maturity date on November 15, 2025.

Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. While the Company has continued to experience increased trip volume, service hours, and patient visits each year following the pandemic, structural changes in the industry as a result of the pandemic, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, could continue to have an adverse impact on the Company's financial statements. The Company continues to actively monitor the structural changes to the industry and the impact these have on the business and results of operations with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support SDoH, and supporting the operational and financial stability of its business.

Federal, state, and local authorities have taken several actions designed to assist healthcare providers in providing care to COVID-19 and other patients and to mitigate the adverse economic impact of the COVID-19 pandemic. Legislative actions taken by the federal government include the CARES Act and the American Rescue Plan Act of 2021 ("ARPA"). Through the CARES Act, the federal government has authorized payments to be distributed to healthcare providers through the Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF"). Through ARPA the Coronavirus State and Local Fiscal Recovery Fund ("SLFRF") was established to send relief payments to state and local governments impacted by the pandemic to assist with responding to the PHE including the economic hardships that continue to impact communities and to respond to workers performing essential work during the COVID-19 PHE, including providers. These funds are not subject to repayment provided the Company is able to attest to and comply with any terms and conditions of such funding, as applicable. See discussion of government grants at Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available. See Note 8, Debt, for the fair value of the Company's long-term debt.

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

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of March 31, 2024 and December 31, 2023, capitalized costs associated with CCA, net of accumulated amortization were $13.7 million and $14.6 million, respectively. The value of accumulated amortization as of March 31, 2024 and December 31, 2023 was $6.4 million and $5.2 million, respectively. Amortization expense during the three months ended March 31, 2024 and 2023, totaled $1.3 million and $0.5 million, respectively.

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

Government Grants

The Company periodically receives government grants and other forms of government assistance. Funding received from governmental entities under these programs generally requires that the recipient attest to and complies with certain terms and conditions and is not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Government grant distributions have been received primarily under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to address the health and economic impacts of the COVID-19 pandemic, as well as through other entities that provide funds with specific stipulations on the usage of these funds. Distributions received are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic and provide stimulus to support long-term growth and recovery. When received, these government grants are generally recorded on the unaudited condensed consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they can be recognized on the unaudited condensed consolidated statement of operations. Once recognized, the Company records the funds as "Grant income" if the grant is related to the loss of revenues or as contra-expense in "Service expense" if the grant is used to offset certain costs for which the grants are intended to compensate. The Company received grant distributions of approximately $14.0 million and $1.6 million during the three months ended March 31, 2024 and 2023, respectively. In the first quarter of 2024, no funds were recognized as grant income and $15.3 million was recognized as contra-expense in "Service expense." In the first quarter of 2023, $1.5 million was recognized as grant income and $3.9 million was recognized as contra expense in "Service expense". The remaining balance is recorded on the unaudited condensed consolidated balance sheets in the "Accrued expenses and other current liabilities" line item until the conditions for recognition have been met. See further information in Note 7, Accrued Expenses and Other Current Liabilities.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for healthcare related expenses and lost revenues attributable to COVID-19, as defined by HHS. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company has submitted the required documents to meet reporting requirements for the applicable reporting periods. The Company received an audit inquiry letter from HHS related to one of the business units that received PRF payments. In response, the Company has submitted all requested information and believes that the payments received are substantiated and within the terms and conditions defined by HHS. The Company continues to recognize these amounts as grant income. At this time, the Company is unaware of any other pending or upcoming audits or inquiries related to amounts received under PRF.

As a condition of receiving SLFRF distributions, providers must agree to use the funds to respond to the PHE or its negative economic impacts, to respond to workers performing essential work by providing premium pay to eligible workers, and to offset reductions in revenue due to the COVID-19 PHE as stipulated by the states in which the funds were received. All recipients of SLFRF distributions are required to comply with the reporting requirements that the state in which the funds originated requests, in order for the states to meet the requirements as described in the terms and conditions as determined by the Department of the Treasury. The Company has complied with all known reporting requirements to date.

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

3.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its CODM determines the allocation of resources and assesses the performance of the Company’s operations. The CODM uses service revenue, net, and operating income or loss as the measures of gross revenue and profit or loss to assess segment performance and allocate resources, and uses total assets as the measure of assets attributable to each segment. The Company's operating income for the reportable segments includes an allocated portion of corporate expenses to the respective segments and includes revenues and all other costs directly attributable to the specific segment.

The Company’s reportable segments are strategic units that offer different services under different financial and operating models to the Company’s customers. The segments are managed separately because each segment has its own revenue generating activities and core business processes in order to serve the varying needs of its members, which requires different technology and strategies to execute. The Company's CODM manages the Company under four reportable segments.

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

•RPM - The Company's RPM segment is a provider of remote patient monitoring solutions, including personal emergency response systems monitoring, vitals monitoring and data-driven patient engagement solutions;

•Corporate and Other - The Company's Corporate and Other segment includes the costs associated with the Company's corporate operations as well as the results of an investment in innovation related to data analytics capabilities that the Company made at the end of the first quarter of 2023, which contributes to service revenue and service expense. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, the results of this investment in innovation, as well as the results of the Company's Matrix investment.

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31, 2024
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$479,306	$183,568	$20,102	$1,475	$684,451

Service expense	423,657	149,438	8,363	2,108	583,566
General and administrative expense	31,820	24,432	5,440	15,485	77,177
Depreciation and amortization	7,359	12,795	6,674	275	27,103
Operating income (loss)	$16,470	$(3,097)	$(375)	$(16,393)	$(3,395)

Equity in net loss of investee, net of tax	$(28)	$—	$—	$(734)	$(762)
Equity investment	$1,616	$—	$—	$38,631	$40,247
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$535,830	$757,949	$343,190	$127,079	$1,764,048

	Three months ended March 31, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$469,463	$174,131	$18,712	$—	$662,306
Grant income(1)	—	1,464	—	—	1,464

Service expense	407,686	136,090	6,490	—	550,266
General and administrative expense	33,875	22,663	5,769	17,406	79,713
Depreciation and amortization	6,766	12,868	5,854	205	25,693
Operating income (loss)	$21,136	$3,974	$599	$(17,611)	$8,098

Equity in net income of investee, net of tax	$653	$—	$—	$1,372	$2,025
Equity investment	$1,092	$—	$—	$42,606	$43,698
Goodwill	$135,186	$552,775	$280,663	$30	$968,654
Total assets	$505,823	$924,880	$394,076	$116,750	$1,941,529

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three months ended March 31,
	2024	2023
NEMT capitated contracts	$410,815	$404,689
NEMT FFS contracts	68,491	64,774
Total NEMT service revenue, net	$479,306	$469,463

PCS FFS contracts	183,568	174,131
RPM PMPM contracts	20,102	18,712
Other service revenue	1,475	—
Total service revenue, net	$684,451	$662,306

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.0% and 11.1% were derived from one payor for the three months ended March 31, 2024 and 2023, respectively. Of the PCS segment's revenue, 11.6% and 11.3% were derived from one payor for the three months ended March 31, 2024 and 2023, respectively. Of the RPM segment's revenue, 20.3% and 15.2% were derived from one payor for the three months ended March 31, 2024 and 2023, respectively.

Revenue Adjustments

During the three months ended March 31, 2024 and 2023, the Company recognized an increase of $7.8 million and an increase of $0.4 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$214,517	$223,506
Allowance for doubtful accounts	(411)	(969)
Accounts receivable, net	$214,106	$222,537
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Accrued contract payables(1)	$128,399	$117,488
Contract receivables(2)	$134,680	$143,960
Long-term contract receivables(3)	$19,598	$—
Deferred revenue, current	$824	$2,629
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

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2023	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2024
Reconciliation contract payables	$12,294	$14,097	$(2,010)	$24,381
Profit rebate/corridor contract payables	94,775	(5,221)	(1,992)	87,562
Overpayments and other cash items	10,419	8,319	(2,282)	16,456
Total contract payables	$117,488	$17,195	$(6,284)	$128,399

Reconciliation contract receivables	$57,002	$26,294	$(10,919)	$72,377
Corridor contract receivables	86,958	20,443	(25,500)	81,901
Total contract receivables(1)	$143,960	$46,737	$(36,419)	$154,278

(1)    Total contract receivables is comprised of the current and long-term contract receivables balances, which are broken out separately on the unaudited condensed consolidated balance sheets.

5.    Equity Investment

As of March 31, 2024 and December 31, 2023, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or loss is recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations.

The Company's gross share of its Matrix's operations for the three months ended March 31, 2024 and March 31, 2023 was a loss of $1.0 million and income of $1.9 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $0.7 million and income of $1.4 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2024 and December 31, 2023 totaled $40.2 million and $41.5 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	March 31, 2024	December 31, 2023
Current assets	$124,486	$112,090
Long-term assets	$351,425	$351,143
Current liabilities	$358,533	$41,584
Long-term liabilities	$12,401	$314,316

	Three months ended March 31,
	2024	2023
Revenue	$85,020	$81,316
Operating income	$9,122	$13,407
Net income	$875	$4,570

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$4,276	$7,231
Deferred ERP implementation costs	3,916	2,875
Deferred financing costs on credit facility	3,175	2,638
Prepaid income taxes	1,693	2,418
Other prepaid expenses	17,195	11,866
Total prepaid expenses and other current assets	$30,255	$27,028

7.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and related liabilities	$47,546	$48,033
Insurance reserves	25,031	22,014
Accrued interest	24,389	10,498
Accrued operating expenses	12,565	15,884
Accrued government grants(1)	9,552	9,156
Accrued legal fees	8,656	10,148
Union pension obligation	947	1,573
Deferred revenue	824	2,629
Other	10,302	7,966
Total accrued expenses and other current liabilities	$139,812	$127,901

(1)     Accrued government grants include payments received from government entities, such as SLFRF or other government assistance funds, to offset increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of March 31, 2024 and December 31, 2023.

8.    Debt

Senior Unsecured Notes

Senior unsecured notes as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

Senior Unsecured Note	Date of Issuance	March 31, 2024	December 31, 2023
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.441%)	11/4/2020	$494,769	$494,011
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.390%)	8/24/2021	490,127	489,746
Total		$984,896	$983,757

The Company pays interest on the Senior Unsecured Notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the Senior Notes due 2025 were incurred and these costs were deferred and are amortized to interest cost over the term of the Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the Senior Notes due 2029 and these costs were deferred and are amortized to interest cost over the term of the Notes. As of March 31, 2024, $15.1 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The fair value of the Notes as of March 31, 2024 and December 31, 2023 was $850.8 million and $909.2 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. The Company was in compliance with all covenants as of March 31, 2024.

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

On February 22, 2024, the Company entered into Amendment No. 2 (the "Second Amendment") to the Credit Agreement, which amended the maximum permitted Total Net Leverage Ratio under the Credit Agreement as follows: for the fiscal quarters ending March 31, 2024 through June 30, 2024, 5.50:1.00; for the fiscal quarters ending September 30, 2024 through December 31, 2024, 5.25:1.00; for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.00:1.00, and for the fiscal quarters ending December 31, 2025 through March 31, 2026, 4.75:1.00. The Second Amendment also restricts the Company from permitting its Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company's borrowing capacity under the Credit Facility plus the amount of its unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter.

As of March 31, 2024, the Company had $121.0 million of short-term borrowings outstanding on the Credit Facility and had $42.5 million of outstanding letters of credit under the Credit Facility. The weighted average interest rate for borrowings outstanding as of March 31, 2024 was 9.7% per annum. As of December 31, 2023, the Company had $113.8 million of short-term borrowings outstanding on the Credit Facility and had $40.4 million of outstanding letters of credit under the Credit Facility.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company's borrowing capacity under the Credit Facility is currently limited by, among other covenants, compliance with the total net leverage ratio covenant for each fiscal period as amended in the Second Amendment to the Credit Agreement.

The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Credit Facility to be immediately due and payable. All amounts outstanding under the Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2024.

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

Stock options. The Company recognized immaterial stock-based compensation expense for non-qualified stock options (“NQs”) for the three months ended March 31, 2024, and 2023, in general and administrative expense. At March 31, 2024, the Company had 75,902 stock options outstanding with a weighted-average exercise price of $103.21.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs"), collectively, of $1.7 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, in general and administrative expense. The Company had 15,948 unvested RSAs and 431,793 unvested RSUs outstanding at March 31, 2024 with a weighted-average grant date fair value of $48.90 and $43.75, respectively.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded stock-based compensation expense related to PRSUs of $0.2 million in general and administrative expense for the three months ended March 31, 2024 and recorded an immaterial amount of stock-based compensation expense for the three months ended March 31, 2023. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 333,556 unvested PRSUs outstanding at March 31, 2024 with a weighted-average grant date fair value of $45.49.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the Plan for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three months ended March 31, 2024, Company recorded an immaterial amount of stock-based compensation expense. As of March 31, 2024, 983,970 shares remain available for future issuance under the ESPP.

10.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(22,300)	$(3,962)

Denominator:
Denominator for basic earnings per share -- weighted-average shares	14,202,000	14,163,511
Effect of dilutive securities:
Common stock options	—	—
Restricted stock	—	—
Denominator for diluted earnings per share -- adjusted weighted-average shares assumed conversion	14,202,000	14,163,511

Loss per share:
Basic loss per share	$(1.57)	$(0.28)
Diluted loss per share	$(1.57)	$(0.28)

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2024	2023
Stock options to purchase common stock	79,493	101,861
Restricted stock awards and restricted stock units	314,133	61,875

11.    Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was a tax benefit of 2.5% and 23.8%, respectively. For the three months ended March 31, 2024, the effective tax rate for the benefit was lower than the U.S. federal statutory rate of 21.0%, primarily due to various tax credits, a stock compensation shortfall, increased reserves for state net operating loss carryforwards, and nondeductible expenses. For the three months ended March 31, 2023, the effective tax rate for the benefit was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

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

Legal Proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits, some of which may seek monetary damages, including claims for punitive damages. Management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company. Legal proceedings are subject to inherent uncertainties, however, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on the business, liquidity, financial position, or results of operations.

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

In 2017, one of the PCS segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. Following All Metro's motion to oppose class certification, which was heard on June 23, 2022, the state court issued an order certifying the class on December 12, 2022. Because the parties to date have been unable to settle their dispute through mediation, discovery in the matter is continuing. If the plaintiffs prove successful in this class action lawsuit, All Metro may be liable for back wages and liquidated damages dating back to November 2021. All Metro believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, intends to continue to defend itself vigorously with respect to this matter, and does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2024 and 2023 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2023. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q1 2024" and "Q1 2023" mean the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to meet financial covenants, contracts or market opportunities. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other factors are those summarized under the caption “Summary Risk Factors” in Part I, and described in further detail under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 31, 2023. Hyperlinks to such sections of our Annual Report are contained in the text included within the quotation marks.

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

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. During each year following the emergence of the pandemic, the Company has continued to experience increased trip volume, service hours, and patient visits. While this indicates increased demand for the Company's non-emergency medical transportation, personal care and remote patient monitoring services, ongoing impacts of the pandemic and implications of the current macroeconomic environment, which is characterized by high inflation rates, high interest rates, supply chain challenges, labor shortages, volatility in capital markets and growing recession risk, have had and could continue to have an adverse effect on our business, results of operations, and financial condition. For the NEMT segment, increased trip volume and utilization of non-emergency medical transportation services exposes the Company to cost containment risk as labor costs and trip costs are rising at a higher rate than reimbursement, which results in lower profit margins than previously reported. The increase in trip costs is driven, in part, by headwinds from the current macroeconomic environment which limit the NEMT segment's ability to provide services at a reasonable cost to achieve historic profit margins. These macroeconomic trends also put pressure on the availability of transportation providers. Additionally, we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid the current labor environment, which could negatively impact the customer and member experience while interfacing with our contact centers and materially adversely affect our reputation and results of operations. For the PCS segment, the labor shortage, particularly related to availability of healthcare workers including caregivers, will continue to impact the volume of service hours that can be provided while also driving increased wage rates, which limits the Company's ability to be profitable in contracts with set rates for various care services. Additionally, changes in membership dynamics at the NEMT segment as a result of Medicaid redetermination and reduction in payor reimbursement rates at the PCS segment in an attempt to contain costs could limit the ability for the Company to generate revenue despite the Company's shift toward emphasizing the importance of value-based care. Any of these circumstances and factors could have a material adverse effect on our reputation and business and any long-term macroeconomic impacts that have arisen as a result of the pandemic could continue to change trends in the market.

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023, impairment tests may be required in addition to the annual impairment testing as of July 1, 2024, if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. The Company monitors the performance of the business and the value of its stock price and estimated fair values of its reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time.

Critical Accounting Estimates and Policies

There have been no significant changes to our critical accounting policies in our unaudited condensed consolidated financial statements from our Form 10-K for the year ended December 31, 2023. For further discussion of our critical accounting policies, see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended December 31, 2023.

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

Our capitated contracts operate under either a full-risk or a shared-risk structure. Under full-risk contracts, payors pay a fixed amount per eligible member per month and we assume the responsibility of meeting the covered healthcare related transportation requirements for the number of eligible members in the payor's program. Under this structure, we assume the full-risk for the costs associated with arranging transportation of members through our network of independent transportation providers. Revenue is recognized based on the number of members served during the period. Under shared-risk contracts, we have provisions for reconciliations, risk corridors, and/or profit rebates. These contracts allow for periodic reconciliations based on actual cost and/or trip volume and may result in refunds to the payor (contract payables), or additional payments due from the payor (contract receivables) based on the provisions contractually agreed upon. These shared-risk contracts also allow for margin stabilization, as generally the amount received PMPM is adjusted for the costs to provide the transportation services. Under both contract structures, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve their clients.

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

Grant Income

Grant income. The Company has received distributions under the ARPA Coronavirus State and Local Fiscal Relief Fund ("SLFRF") targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended March 31, 2024 on the Company’s borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment held at our Corporate and Other segment, presented net of related taxes, as well as the earnings of our insurance captive held at the NEMT segment, presented net of related taxes.

Income tax benefit (provision). The Company is subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Segment Reporting

Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our CODM manages our business, makes operating decisions and evaluates operating performance.

We operate four reportable business segments: NEMT, PCS, RPM, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The PCS segment provides non-medical personal care and home health services. The RPM segment provides remote patient monitoring solutions. The Corporate and Other segment includes the costs associated with the Company's corporate operations and as such, includes activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of an investment in innovation that the Company completed during the first quarter of 2023. The operating results of the NEMT, PCS and RPM segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to the Corporate operations of the Company as well as certain service revenue and operating expenses associated with the investment in innovation discussed above.

See Note 3, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Results of Operations

Q1 2024 compared to Q1 2023

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q1 2024 and Q1 2023 (in thousands):

	Three months ended March 31,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$684,451	100.0%	$662,306	100.0%
Grant income	—	—%	1,464	0.2%

Operating expenses:
Service expense	583,566	85.3%	550,266	83.1%
General and administrative expense	77,177	11.3%	79,713	12.0%
Depreciation and amortization	27,103	4.0%	25,693	3.9%
Total operating expenses	687,846	100.5%	655,672	99.0%

Operating income (loss)	(3,395)	(0.5)%	8,098	1.2%

Interest expense, net	18,686	2.7%	15,958	2.4%
Loss before income taxes and equity method investment	(22,081)	(3.2)%	(7,860)	(1.2)%
Income tax benefit	543	0.1%	1,873	0.3%
Equity in net income (loss) of investee, net of tax	(762)	(0.1)%	2,025	0.3%
Net loss	$(22,300)	(3.3)%	$(3,962)	(0.6)%

Service revenue, net. Consolidated service revenue, net, for Q1 2024 increased $22.1 million, or 3.3%, compared to Q1 2023. Service revenue, net increased by $9.8 million for our NEMT segment, increased by $9.4 million for our PCS segment, and increased by $1.4 million for our RPM segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Grant income. While we received approximately $14.0 million in grant distributions in Q1 2024, we did not recognize grant income, but recognized a portion of these funds as contra expense in the service expense line item once they met the conditions for recognition. We received $1.6 million in grant distributions in Q1 2023 and recognized $1.5 million in grant income, with the difference being recognized either as contra expense in the service expense line item (if we incurred the expense for the related costs for which the grants were intended to compensate), or as a liability in the accrued expenses and other current liabilities line item (if we have not yet incurred the expense for the related costs for which the grants were intended to compensate). These funds are related to government grant distributions received, primarily under the ARPA SLFRF and other organizations, which are targeted to provide economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic and/or provide additional funding to support wage parity mandates. These funds were received by our NEMT and PCS segments and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19 and/or meet the eligibility requirements of the related fund.

Service expense. Service expense components are shown below (in thousands):

	Three months ended March 31,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$362,900	53.0%	$344,420	52.0%
Payroll and related costs	199,562	29.2%	189,645	28.6%
Other service expenses	21,104	3.1%	16,201	2.4%
Total service expense	$583,566	85.3%	$550,266	83.1%

Service expense for Q1 2024 increased $33.3 million, or 6.1%, compared to Q1 2023. This change is primarily due to higher purchased services costs for our NEMT segment of $18.5 million which is caused by an increased number of trips when compared to Q1 2023, partially offset by lower cost per trip due to cost savings from our call center digitization and our multi-modal strategy. Payroll and related costs increased by $9.9 million, primarily related to increased labor costs at our PCS segment, driven by an increase in hours worked and higher wage rates paid to our caregivers as a result of minimum wage increases in New York, Connecticut, and New Jersey and voluntary wage increases in West Virginia. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q1 2024 decreased $2.5 million, or 3.2%, compared to Q1 2023. General and administrative expense, expressed as a percentage of service revenue, net decreased to 11.3% for Q1 2024 compared to 12.0% for Q1 2023. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization had a small increase from Q1 2023 to Q1 2024 of $1.4 million, or 5.5%, primarily related to the depreciation associated with the capitalization of internal use software.

Interest expense, net. Interest expense, net, for Q1 2024 and Q1 2023 was $18.7 million and $16.0 million, respectively, for an increase of $2.7 million, or 17.1% quarter over quarter. During Q1 2024, we incurred $8.1 million and $6.6 million of interest expense related to the Senior Notes due 2025 and 2029, respectively. The remainder of the interest expense in Q1 2024 is related to interest and fees on the Credit Facility, which increased during Q1 2024 due to increased borrowing on the credit facility as compared to Q1 2023. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q1 2024 of $0.8 million and our equity in net income of investee, net of tax, of $2.0 million for Q1 2023 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rates from operations for Q1 2024 and Q1 2023 were a tax benefit of 2.5% and 23.8%, respectively. For the three months ended March 31, 2024, the effective tax rate for the benefit was lower than the U.S. federal statutory rate of 21.0%, primarily due to various tax credits, a stock compensation shortfall, increased reserves for state net operating loss carryforwards, and nondeductible expenses. For the three months ended March 31, 2023, the effective tax rate for the benefit was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments for the three months ended March 31, 2024 and 2023:

NEMT Segment

(in thousands, except for Revenue per member per month, Revenue per trip, and Service expense per trip)

	Three months ended March 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$479,306	100.0%	$469,463	100.0%

Service expense	423,657	88.4%	407,686	86.8%
General and administrative expense	31,820	6.6%	33,875	7.2%
Depreciation and amortization	7,359	1.5%	6,766	1.4%
Operating income	$16,470	3.4%	$21,136	4.5%

Business Metrics(1)
Total paid trips	8,808		8,202
Average monthly members	29,071		33,704

Revenue per member per month	$5.50		$4.64
Revenue per trip	$54.42		$57.24
Service expense per trip	$48.10		$49.71
Utilization	10.1%		8.1%

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

Service revenue, net. Service revenue, net, increased by $9.8 million, or 2.1%, during Q1 2024 as compared to Q1 2023. This increase is primarily attributable to a 18.5% increase in revenue per member per month, which was driven by a 7.4% increase in trip volume. These two factors are correlated due to contract repricing and the partial pass-through of costs associated with our reconciliation, risk corridor, and/or profit rebate contracts (which are considered shared-risk contracts due to the reconciliation provisions). This increase to revenue was partially offset by a 13.7% decrease in average monthly members, primarily as a result of Medicaid redetermination and certain contract losses.

The change in average monthly members is correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared risk of transportation volumes. Declines in membership over the periods presented were anticipated and primarily related to Medicaid redetermination, along with certain contract losses. While membership decreased, revenue increased due to increases in the average rate received per member, which increases in line with increases in utilization or trip volume in our shared risk contracts. As most of our capitated contracts have been restructured to a shared risk format, revenue increased despite the decline in membership. Trip volume increases also positively affected revenue for fee-for-service contracts due to a larger number of services performed.

Service expense. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended March 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$362,900	75.7%	$344,420	73.4%
Payroll and related costs	48,158	10.0%	52,036	11.1%
Other service expenses	12,599	2.6%	11,230	2.4%
Total service expense	$423,657	88.4%	$407,686	86.8%

Service expense for our NEMT segment primarily consists of transportation costs paid to third party service providers, salaries of employees within our contact centers and operations centers, and occupancy costs. Service expense increased by $16.0 million, or 3.9%, for Q1 2024 as compared to Q1 2023, primarily related to higher purchased services of $18.5 million, or 5.4%, offset by a decrease in payroll and related costs of $3.9 million, or 7.5%, as compared to Q1 2023. The increase in purchased services in Q1 2024 is related to an increase in transportation costs driven by a 7.4% increase in trip volume as compared to Q1 2023. The decrease in payroll and related costs demonstrate ongoing improvements from cost optimization efforts.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased by $2.1 million, or 6.1%, for Q1 2024, as compared to Q1 2023, primarily as a result of various cost savings initiatives which resulted in lower personnel and lower professional services costs during the period.

Depreciation and amortization expense. Depreciation and amortization expense remained relatively consistent with an increase of $0.6 million, or 8.8%, for Q1 2024, as compared to Q1 2023.

PCS Segment

(in thousands, except Service revenue per hour and Service expense per hour)

	Three months ended March 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$183,568	100.0%	$174,131	100.0%
Grant income	—	—%	1,464	0.8%

Service expense	149,438	81.4%	136,090	78.2%
General and administrative expense	24,432	13.3%	22,663	13.0%
Depreciation and amortization	12,795	7.0%	12,868	7.4%
Operating income (loss)	$(3,097)	(1.7)%	$3,974	2.3%

Business Metrics(1)
Total hours	6,965		6,824
Service revenue per hour	$26.36		$25.52
Service expense per hour	$21.46		$19.94

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, increased by $9.4 million, or 5.4%, for Q1 2024, as compared to Q1 2023, primarily due to 2.1% higher hours worked by personal care providers in Q1 2024 as compared to Q1 2023, as well as 3.3% higher rates per hour during the same period.

Grant income. During Q1 2024, the Company did not recognize grant income and during Q1 2023, the Company recognized $1.5 million related to government grant distributions received, primarily from the ARPA SLFRF. See discussion in the consolidated Results of Operations section for more information.

Service expense. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended March 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$146,853	80.0%	$134,393	77.2%
Other service expenses	2,585	1.4%	1,697	1.0%
Total service expense	$149,438	81.4%	$136,090	78.2%

Service expense for our PCS segment primarily consists of salaries for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense for Q1 2024 increased by $13.3 million, or 9.8%, as compared to Q1 2023, primarily as a result of a 7.6% increase in service expense per hour, driven primarily by increased wage rates for our caregivers, predominately from wage increases in New Jersey, as well as a 2.1% increase in hours of service during Q1 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $1.8 million, or 7.8%, for Q1 2024 as compared to Q1 2023. The increase is primarily related to increased legal fees from various audits and proceedings within the normal course of business as well as increased software expense related to the implementation of a home care platform in certain markets in Q1 2024.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent with a decrease of $0.1 million, or 0.6%, for Q1 2024 as compared to Q1 2023.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	Three months ended March 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$20,102	100.0%	$18,712	100.0%

Service expense	8,363	41.6%	6,490	34.7%
General and administrative expense	5,440	27.1%	5,769	30.8%
Depreciation and amortization	6,674	33.2%	5,854	31.3%
Operating income (loss)	$(375)	(1.9)%	$599	3.2%

Business Metrics(1)
Average monthly members	249		235
Revenue per member per month	$26.91		$26.54
Service expense per member per month	$11.20		$9.21

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

Our RPM segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems monitoring, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue is generally driven by the number of enrolled members. Service revenue, net, increased by $1.4 million, or 7.4%, for Q1 2024 as compared to Q1 2023, primarily related to a 6.0% increase in average monthly members from Q1 2023 to Q1 2024.

Service expense. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended March 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$4,336	21.6%	$3,216	17.2%
Other service expenses	4,027	20.0%	3,274	17.5%
Total service expense	$8,363	41.6%	$6,490	34.7%

Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services and it typically trends with the number of hours worked. Service expense for Q1 2024 increased as compared to Q1 2023 by $1.9 million, or 28.9%.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense for Q1 2024 decreased as compared to Q1 2023 by $0.3 million, or 5.7%.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.8 million, or 14.0%, for Q1 2024 as compared to Q1 2023, primarily related to additional depreciation expense on an increased number of RPM devices used to service the 6.0% increase in average monthly members from Q1 2023.

Corporate and Other Segment

(in thousands)

	Three months ended March 31,
	2024	2023
Service revenue, net	$1,475	$—

Service expense	2,108	—
General and administrative expense	15,485	17,406
Depreciation and amortization	275	205
Operating loss	$(16,393)	$(17,611)

Our Corporate and Other segment includes the Company's executive, accounting, finance, internal audit, tax, legal, public reporting and corporate development functions. This segment also includes the results of our equity investment in Matrix and the operating results of investments in innovation related to data analytics products and solutions, which contributes to our strategic investment in growth.

Service revenue, net and Service expense: At the end of the first quarter of 2023, we made an investment in innovation related to our data analytics capabilities within our Corporate and Other segment, which contributes to service revenue and service expense.

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment includes costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a minimal amount related to depreciation. The general and administrative expense decreased by $1.9 million, or 11.0%, for Q1 2024 as compared to Q1 2023. This decrease is primarily related to lower professional service costs, which were higher in the prior year due to executive departure.

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

Cash used in operating activities during the three months ended March 31, 2024 was $9.6 million. Our balance of cash and cash equivalents, including restricted cash, was $10.9 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively. We had restricted cash of $0.5 million and $0.6 million at March 31, 2024 and December 31, 2023, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2024 cash flows compared to YTD 2023

Operating activities. Cash provided by operating activities was $9.6 million for YTD 2024 compared to cash used in operating activities of $2.7 million for YTD 2023. The increase in cash of $12.2 million was primarily a result of an increase in cash provided by changes in operating assets and liabilities of $25.0 million. The changes in operating assets and liabilities were partly driven by an increase in cash from a build in the accrued contract payables balance of $17.6 million during YTD 2024 coupled with an increase in the cash received from contract receivables during YTD 2024 of $20.5 million primarily related to cash collected on receivables related to certain risk corridor and reconciliation contracts. The increases from the changes in operating assets and liabilities are partially offset by a decrease in cash related to a build in accounts receivable and other receivables of $22.0 million, primarily related to the timing of cash receipts, as compared to YTD 2023.

Investing activities. Net cash used in investing activities was $7.9 million in YTD 2024, which decreased by $5.5 million as compared to YTD 2023. This decrease is related to less cash spent on purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $6.4 million for YTD 2024, compared to $14.4 million for YTD 2023. The decrease of $8.0 million was primarily a result of the decrease of $7.8 million in net proceeds from our short-term borrowing on our Credit Facility during YTD 2024 as compared to YTD 2023.

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

The Credit Agreement contains financial and non-financial covenants, including an affirmative covenant regarding our Total Net Leverage Ratio, determined as of the end of each of our fiscal quarters, which is the ratio of (a) our total net indebtedness to (b) our earnings before interest, taxes, depreciation, amortization, and certain non-recurring charges, fees, and expenses, as set for the in the Credit Agreement. On June 26, 2023, the Company entered into the First Amendment to the Credit Agreement which amended the maximum permitted Total Net Leverage Ratio under the Credit Agreement. On February 22, 2024, the Company entered into the Second Amendment to the Credit Agreement which further amended the maximum permitted Total Net Leverage Ratio under the Credit Agreement as well as added a quarterly minimum liquidity covenant that restricts the Company from permitting its Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company’s available borrowing capacity under the Credit Facility plus the amount of its unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter.

As of March 31, 2024, we were in compliance with all covenants contained in the Credit Agreement and our Total Net Leverage Ratio was 4.90:1.00. Based on our projections of financial performance, we expect to remain in compliance with the Total Net Leverage Ratio covenant and the minimum liquidity covenant as set forth in the Second Amendment to the Credit Agreement for the twelve-month period subsequent to the date of the filing of this Quarterly Report. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. For information related to the Company's Credit Facility, refer to Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and current liabilities and access to alternative sources of funds. Liquid assets include cash of $10.3 million and accounts receivable, contract receivables, and other receivables of $362.9 million as of March 31, 2024. Current liabilities, which totaled $719.8 million at period end as detailed in the table below, included $77.3 million in guarantees and letters of credit that are not expected to be settled in cash. Other sources of liquidity include amounts currently available under our Credit Facility and expected future cash generated from operations. As of March 31, 2024, we had amounts currently available under our Credit Facility of up to approximately $136.0 million based on our Total Net Leverage Ratio of 5.50:1.00 as in effect for the quarter ended March 31, 2024.

We believe that, based on our current forecasts, the cash generated by our operations, amounts available under our Credit Agreement and our current liquid assets will continue to be sufficient to fund our operations and growth strategies for the next twelve months. Our assessment is based on assumptions that may prove to be incorrect, and our operating projections, including our projected cash generated by our operations, may change as a result of many factors currently unknown to us.

In accordance with Accounting Standards Codification ("ASC") Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the date of this Interim Report, we do not believe that substantial doubt exists about our ability to continue as a going concern. While we believe we have sufficient liquidity to meet our cash obligations for the next twelve months, the Notes due 2025, which mature in November 2025 and are classified as long-term debt on our balance sheet as of March 31, 2024, will become current liabilities beginning in November 2024 and payable within twelve months of such time, which could lead to substantial doubt being raised at that time. Accordingly, we expect that we will need to raise additional capital to repay or refinance this debt prior to its maturity date. Our ability to raise additional capital, including to repay or refinance the Notes due 2025, is subject to certain risk factors; see Item 1A. “Risk Factors” of our Annual report on Form 10-K filed with the SEC on February 26, 2024 for further discussion.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and borrowings under our Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

The Company has cash requirements of $719.8 million due in one year or less in addition to $1,202.4 million due in more than one year as of March 31, 2024. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of March 31, 2024 (in thousands):

	At March 31, 2024
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$1,000,000	$—	$1,000,000
Interest(1)	197,633	66,036	131,597
Contracts payable(2)	128,399	128,399	—
Transportation costs(3)	86,846	86,846	—
Deferred tax liabilities(4)	35,806	—	35,806
Operating leases(5)	43,498	8,612	34,886
Guarantees(6)	34,863	34,773	90
Letters of credit(6)	42,528	42,528	—
Purchased service commitment(7)	37,125	37,125	—
Short-term borrowings(8)	121,000	121,000	—
Other current cash obligations(9)	194,457	194,457	—
Total	$1,922,155	$719,776	$1,202,379

(1)See Note 11 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of March 31, 2024. Interest payments on our short-term borrowings have been calculated by taking the expected borrowing on the Credit Facility for the next year at the weighted average interest rate of borrowings outstanding as of March 31, 2024 of 9.7%.
(2)See Note 5 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.

(3)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2023 filed on February 26, 2024 for further detail of our accrued transportation cost.
(4)Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
(5)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 15 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2023 filed on February 26, 2024 for further detail of our operating leases.
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
(7)The purchased service commitment includes the maximum penalty we would incur if we do not meet our minimum volume commitment over the remaining term of the agreement under certain contracts. See Note 17 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2023 filed on February 26, 2024 for further detail of our purchased service commitment.
(8)Short-term borrowings shown in the table were provided by our Credit Facility and reduced our availability under the related Credit Agreement. See Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Credit Facility.
(9)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of March 31, 2024, including accounts payable and accrued expenses as detailed at Note 7 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Our primary sources of funding include operating cash flows, available borrowing capacity under the Credit Facility, and access to capital markets. In addition, there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Off-Balance Sheet Arrangements

There have been no material changes to the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Credit Facility, which has variable interest rates that may increase. We had $121.0 million of short-term borrowings outstanding on the Credit Facility and $42.5 million of outstanding letters of credit under the Credit Facility at March 31, 2024. Interest rates on the outstanding principal amount of the Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of March 31, 2024 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $1.2 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, such disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In light of the material weaknesses described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management performed additional analysis and other procedures to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
(b) Changes in internal control over financial reporting
We, with the oversight of the Audit Committee of the Board of Directors, are in the process of ongoing remediation efforts related to the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
During the three months ended March 31, 2024, our management continued updating certain internal controls and supporting processes to address the material weaknesses in our internal control over financial reporting at the Company's PCS segment as described in our Annual Report on Form 10-K for the year ended December 31, 2023. The remediation plan put into place by management includes working with our independent third-party internal control specialist, to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. The approach to the remediation plan is uniform and enterprise-wide to eliminate future enterprise risk and strengthen the Company's overall internal control over financial reporting. Key focus areas have been identified as general information technology control (GITC) deficiencies, namely change management controls and logical access controls, and process-level controls activities in the Company's revenue processes and payroll processes within the PCS segment.
To that effect, the Company has:
•Performed our enhanced risk assessment process in accordance with Sarbanes-Oxley ("SOX") governance protocols established during 2023 to identify and assess changes in the Company's internal control environment, specifically related to new IT systems and newly designed and implemented processes at our PCS segment;
•Implemented a new revenue and billing system at one of our PCS business units and continued to make progress on the implementation of a new payroll system at one of our PCS business units;
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

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. The discussion of the risks included under that caption in our Annual Report remains current in all material respects, and there have been no material changes from the risk factors disclosed in the Annual Report. The risk factors that we have discussed do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*	Form of 2024 Performance Restricted Stock-Unit Agreement

10.2
Amendment No. 2, dated as of February 22, 2024, to Credit Agreement, dated as of February 3, 2022, among ModivCare Inc., the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 22, 2024).

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

ModivCare Inc.

Date: May 2, 2024	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Barbara Gutierrez
Barbara Gutierrez Chief Financial Officer
(Principal Financial Officer)