Form 10-Q
period 2024-06-30
ModivCare Inc
filed 2024-08-08
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 14,240,177 shares outstanding (excluding treasury shares of 5,411,925) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,546	$2,217
Accounts receivable, net of allowance of $853 and $969, respectively	229,648	222,537
Contract receivables	159,345	143,960
Other receivables	14,627	8,616
Prepaid expenses and other current assets	41,997	27,028
Restricted cash	536	565
Total current assets	456,699	404,923
Property and equipment, net	84,949	85,629
Long-term contract receivables	6,512	—
Goodwill	680,252	785,554
Payor network, net	299,873	330,738
Other intangible assets, net	21,440	30,197
Equity investment	39,340	41,531
Operating lease right-of-use assets	38,656	39,776
Other assets	48,421	48,927
Total assets	$1,676,142	$1,767,275
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,006	$55,241
Accrued contract payables	86,894	117,488
Accrued transportation costs	107,773	97,245
Accrued expenses and other current liabilities	120,469	127,901
Current portion of operating lease liabilities	8,474	8,727
Short-term borrowings	183,000	113,800
Total current liabilities	568,616	520,402
Long-term debt, net of deferred financing costs of $13,943 and $16,243, respectively	986,057	983,757
Deferred tax liabilities	45,170	39,584
Operating lease liabilities, less current portion	33,105	33,784
Other long-term liabilities	33,679	33,553
Total liabilities	1,666,627	1,611,080
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,814,005 and 19,775,041, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	455,185	450,945
Accumulated deficit	(175,621)	(24,437)
Treasury shares, at cost, 5,558,519 and 5,571,004 shares, respectively	(270,069)	(270,333)
Total stockholders’ equity	9,515	156,195
Total liabilities and stockholders’ equity	$1,676,142	$1,767,275
 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service revenue, net	$698,299	$699,107	$1,382,750	$1,361,413
Grant income (Note 2)	—	2,634	—	4,098

Operating expenses:
Service expense	588,100	589,255	1,171,666	1,139,521
General and administrative expense	76,065	79,240	153,242	158,953
Depreciation and amortization	27,752	25,909	54,855	51,602
Impairment of goodwill	105,302	183,100	105,302	183,100
Total operating expenses	797,219	877,504	1,485,065	1,533,176

Operating loss	(98,920)	(175,763)	(102,315)	(167,665)

Interest expense, net	19,950	16,967	38,636	32,925
Loss before income taxes and equity method investment	(118,870)	(192,730)	(140,951)	(200,590)
Income tax benefit (provision)	(9,558)	830	(9,015)	2,703
Equity in net income (loss) of investee, net of tax	(456)	956	(1,218)	2,981
Net loss	$(128,884)	$(190,944)	$(151,184)	$(194,906)

Loss per common share:
Basic	$(9.07)	$(13.47)	$(10.64)	$(13.76)
Diluted	$(9.07)	$(13.47)	$(10.64)	$(13.76)

Weighted-average number of common shares outstanding:
Basic	14,216,954	14,170,617	14,209,477	14,162,776
Diluted	14,216,954	14,170,617	14,209,477	14,162,776

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(151,184)	$(194,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,311	11,893
Amortization	39,544	39,709
Stock-based compensation	4,262	2,286
Deferred income taxes	5,587	(10,264)
Impairment of goodwill	105,302	183,100
Amortization of deferred financing costs and debt discount	2,858	2,576
Equity in net (income) loss of investee	1,690	(4,137)
Reduction of right-of-use assets	4,919	6,951
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(12,621)	(268)
Contract receivables	(15,386)	(48,631)
Prepaid expenses and other current assets	(14,664)	(5,116)
Long-term contract receivables	(6,512)	427
Accrued contract payables	(30,594)	(85,193)
Accounts payable and accrued expenses	(668)	3,406
Accrued transportation costs	10,528	(2,733)
Other changes in operating assets and liabilities	(4,098)	(9,974)
Net cash used in operating activities	(45,726)	(110,874)
Investing activities
Purchase of property and equipment	(14,553)	(22,265)
Net cash used in investing activities	(14,553)	(22,265)
Financing activities
Net proceeds from short-term borrowings	69,200	126,500
Payment of debt issuance costs	(863)	(376)
Restricted stock surrendered for employee tax payment	(156)	(840)
Other financing activities	398	346
Net cash provided by financing activities	68,579	125,630
Net change in cash, cash equivalents and restricted cash	8,300	(7,509)
Cash, cash equivalents and restricted cash at beginning of period	2,782	14,975
Cash, cash equivalents and restricted cash at end of period	$11,082	$7,466

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Six months ended June 30,
Supplemental cash flow information	2024	2023
Cash paid for interest	$35,656	$30,430
Cash paid for income taxes	$6,513	$3,135
Assets acquired under operating leases	$3,799	$6,847

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Six months ended June 30, 2024

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(22,300)	—	—	(22,300)
Stock-based compensation	—	—	1,973	—	—	—	1,973
Restricted stock issued	22,577	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,607	(64)	(64)
Shares issued for bonus settlement and director stipends	1,559	—	37	—	—	—	37
Balance at March 31, 2024	19,799,177	$20	$452,955	$(46,737)	5,572,611	$(270,397)	$135,841
Net loss	—	—	—	(128,884)	—	—	(128,884)
Stock-based compensation	—	—	2,159	—	—	—	2,159
Restricted stock issued	13,947	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,706	(92)	(92)
Shares issued for bonus settlement and director stipends	881	—	23	—	—	—	23
Shares issued for ESPP	—	—	48	—	(17,798)	420	468
Balance at June 30, 2024	19,814,005	$20	$455,185	$(175,621)	5,558,519	$(270,069)	$9,515

	Six months ended June 30, 2023

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(3,962)	—	—	(3,962)
Stock-based compensation	—	—	1,039	—	—	—	1,039
Restricted stock issued	24,903	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	6,000	(620)	(620)
Shares issued for bonus settlement and director stipends	1,006	—	85	—	—	—	85
Balance at March 31, 2023	19,755,832	$20	$445,379	$176,061	5,579,529	$(270,362)	$351,098
Net loss	—	—	—	(190,944)	—	—	(190,944)
Stock-based compensation	—	—	1,021	—	—	—	1,021
Exercise of employee stock options	549	—	31	—	—	—	31
Restricted stock issued	9,116	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,138	(221)	(221)
Shares issued for bonus settlement and director stipends	1,871	—	85	—	—	—	85
Shares issued for ESPP	—	—	178	—	(7,874)	193	371
Balance at June 30, 2023	19,767,368	$20	$446,694	$(14,883)	5,574,793	$(270,390)	$161,441

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2024

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

Liquidity

As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects its cash and cash equivalents, excluding restricted cash, of $10.5 million and accounts receivable, contract receivables, and other receivables of $403.6 million as of June 30, 2024, along with cash flows from operations and amounts currently available under the Revolving Credit Facility to be sufficient to fund its operating expenses and expenditure requirements for the next twelve months.

Management’s assessment of its liquidity is highly dependent on its ability to meet its operating projections, including cash generated by operations, and manage its working capital, including specifically the timely collection of outstanding contract receivables, which were approximately $159.3 million at June 30, 2024.

Further, the Company’s ability to satisfy its affirmative and negative covenants under its outstanding debt instruments, as disclosed in Note 9, Debt, is highly dependent on the Company’s ability to meet management’s operating projections. These projections are based on information currently known by management and may change in the future as a result of factors beyond management’s control. A failure by the Company to satisfy such covenants could cause amounts to become due and payable prior to maturity under the Company’s amended Credit Agreement (as defined below) and potentially the indenture covering the Company’s 2029 Notes (as defined below), either directly or indirectly by virtue of the cross-default provisions contained in such debt instruments, as disclosed in Note 9, Debt.

Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. While the Company has continued to experience increased trip volume, service hours, and caregiver visits each year following the pandemic, structural changes in the industry as a result of the pandemic, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, could continue to have an adverse impact on the Company's financial statements. The Company continues to actively monitor the structural changes to the industry and the impact these have on the business and results of operations with emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support SDoH, and supporting the operational and financial stability of its business.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available. See Note 9, Debt, for the fair value of the Company's long-term debt.

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

During the second quarter of 2024 and 2023, the Company recorded a $105.3 million impairment of goodwill within its RPM reporting unit and an aggregate $183.1 million impairment of goodwill within its PCS and RPM reporting units, respectively. For both periods, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. See Note 7, Goodwill and Intangible Assets, for additional details.

Internal-use Software and Cloud Computing Arrangements

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40 and are included within "Property and equipment, net" on the unaudited condensed consolidated balance sheets. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from 3 to 10 years. As of June 30, 2024 and December 31, 2023, capitalized costs associated with the internal-use software, net of accumulated amortization were $24.3 million and $21.3 million, respectively. The amount of accumulated amortization as of June 30, 2024 and December 31, 2023 was $5.1 million and $2.6 million, respectively. Amortization expense during the three months ended June 30, 2024 and 2023 totaled $1.4 million and $0.5 million, respectively, and during the six months ended June 30, 2024 and 2023, totaled $2.5 million and $0.9 million, respectively.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA include services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of June 30, 2024 and December 31, 2023, capitalized costs associated with CCA, net of accumulated amortization were $13.7 million and $14.6 million, respectively. The amount of accumulated amortization as of June 30, 2024 and December 31, 2023 was $7.5 million and $5.2 million, respectively. Amortization expense during the three months ended June 30, 2024 and 2023, totaled $1.0 million and $0.7 million, respectively, and during the six months ended June 30, 2024 and 2023, totaled $2.3 million and $1.2 million, respectively.

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

Government Grants

The Company periodically receives government grants and other forms of government assistance which are not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Funding received from governmental entities under government programs generally requires that the recipient attests to and complies with certain terms and conditions of receiving the funding. Government grant distributions have been received primarily under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to address the health and economic impacts of the COVID-19 pandemic, as well as from other entities that provide funds with specific stipulations on the usage of these funds. Distributions received are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic and provide stimulus to support long-term growth and recovery. When received, these government grants are generally recorded on the unaudited condensed consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they can be recognized on the unaudited condensed consolidated statement of operations. Once recognized, the Company records the funds as "Grant income" if the grant is related to the loss of revenues or as an offset to "Service expense" if the grant is used to offset certain costs for which the grants are intended to compensate. The Company received an immaterial amount of grant distributions during the three months ended June 30, 2024 and received grant distributions of $12.9 million during the three months ended June 30, 2023. The Company received grant distributions of $14.0 million and $14.5 million during the six months ended June 30, 2024 and 2023, respectively. During the three and six months ended June 30, 2024, no funds were recognized as grant income and $2.6 million and $17.9 million, respectively, were recognized as an offset to "Service expense." During the three and six months ended June 30, 2023, $2.6 million and $4.1 million, respectively, were recognized as grant income and $2.3 million and $6.2 million, respectively, were recognized as an offset to "Service expense". The remaining balance is recorded on the unaudited condensed consolidated balance sheets in the "Accrued expenses and other current liabilities" line item until the conditions for recognition have been met. See further information in Note 8, Accrued Expenses and Other Current Liabilities.

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

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30, 2024
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$490,677	$186,610	$19,025	$1,987	$698,299

Service expense	427,956	149,866	8,175	2,103	588,100
General and administrative expense	33,123	23,897	6,008	13,037	76,065
Depreciation and amortization	7,598	12,793	7,087	274	27,752
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	$22,000	$54	$(107,547)	$(13,427)	$(98,920)

Equity in net income (loss) of investee, net of tax	$146	$—	$—	$(602)	$(456)
Equity investment	$1,816	$—	$—	$37,524	$39,340
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$564,112	$751,133	$236,496	$124,401	$1,676,142

	Six months ended June 30, 2024
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$969,983	$370,178	$39,127	$3,462	$1,382,750

Service expense	851,613	299,304	16,538	4,211	1,171,666
General and administrative expense	64,943	48,329	11,448	28,522	153,242
Depreciation and amortization	14,957	25,588	13,761	549	54,855
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	$38,470	$(3,043)	$(107,922)	$(29,820)	$(102,315)

Equity in net income (loss) of investee, net of tax	$118	$—	$—	$(1,336)	$(1,218)
Equity investment	$1,816	$—	$—	$37,524	$39,340
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$564,112	$751,133	$236,496	$124,401	$1,676,142

	Three months ended June 30, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$496,975	$180,325	$19,211	$2,596	$699,107
Grant income(1)	—	2,634	—	—	2,634

Service expense	441,897	138,468	6,705	2,185	589,255
General and administrative expense	28,337	20,565	5,327	25,011	79,240
Depreciation and amortization	6,739	12,872	6,059	239	25,909
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$20,002	$(126,277)	$(44,649)	$(24,839)	$(175,763)

Equity in net income of investee, net of tax	$189	$—	$—	$767	$956
Equity investment	$1,356	$—	$—	$43,758	$45,114
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$536,749	$778,791	$347,125	$122,355	$1,785,020

	Six months ended June 30, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$966,438	$354,456	$37,923	$2,596	$1,361,413
Grant income(1)	—	4,098	—	—	4,098

Service expense	849,583	274,558	13,195	2,185	1,139,521
General and administrative expense	62,212	43,228	11,096	42,417	158,953
Depreciation and amortization	13,505	25,740	11,913	444	51,602
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$41,138	$(122,303)	$(44,050)	$(42,450)	$(167,665)

Equity in net income of investee, net of tax	$842	$—	$—	$2,139	$2,981
Equity investment	$1,356	$—	$—	$43,758	$45,114
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$536,749	$778,791	$347,125	$122,355	$1,785,020

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
NEMT capitated contracts	$399,581	$422,506	$810,396	$827,195
NEMT FFS contracts	91,096	74,469	159,587	139,243
Total NEMT service revenue, net	$490,677	$496,975	$969,983	$966,438

PCS FFS contracts	186,610	180,325	370,178	354,456
RPM PMPM contracts	19,025	19,211	39,127	37,923
Other service revenue	1,987	2,596	3,462	2,596
Total service revenue, net	$698,299	$699,107	$1,382,750	$1,361,413

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 11.9% and 11.2% were derived from one payor for the three months ended June 30, 2024 and 2023, respectively, and 11.5% and 11.1% were derived from one payor for the six months ended June 30, 2024 and 2023, respectively. Of the PCS segment's revenue, 12.7% and 11.6% were derived from one payor for the three months ended June 30, 2024 and 2023, respectively, and 12.1% and 11.2% were derived from one payor for the six months ended June 30, 2024 and 2023, respectively. Of the RPM segment's revenue, 17.1% and 17.6% were derived from one payor for the three months ended June 30, 2024 and 2023, respectively, and 18.7% and 16.4% were derived from one payor for the six months ended June 30, 2024 and 2023, respectively.

Revenue Adjustments

During the three months ended June 30, 2024 and 2023, the Company recognized an increase of $6.6 million and a reduction of $3.5 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the six months ended June 30, 2024 and 2023, the Company recognized an increase of $11.3 million and a reduction of $3.1 million in service revenue, respectively, from contractual adjustments related to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$230,501	$223,506
Allowance for doubtful accounts	(853)	(969)
Accounts receivable, net	$229,648	$222,537
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Accrued contract payables(1)	$86,894	$117,488
Contract receivables(2)	$159,345	$143,960
Long-term contract receivables(3)	$6,512	$—
Deferred revenue, current	$563	$2,629
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

The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2023	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2024
Reconciliation contract payables	$12,294	$14,097	$(2,010)	$24,381
Profit rebate/corridor contract payables	94,775	(5,221)	(1,992)	87,562
Overpayments and other cash items	10,419	8,319	(2,282)	16,456
Total contract payables	$117,488	$17,195	$(6,284)	$128,399

Reconciliation contract receivables	$57,002	$26,294	$(10,919)	$72,377
Corridor contract receivables	86,958	20,443	(25,500)	81,901
Total contract receivables(1)	$143,960	$46,737	$(36,419)	$154,278

	March 31, 2024	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2024
Reconciliation contract payables	$24,381	$2,680	$(2,333)	$24,728
Profit rebate/corridor contract payables	87,562	(11,364)	(25,990)	50,208
Overpayments and other cash items	16,456	7,024	(11,522)	11,958
Total contract payables	$128,399	$(1,660)	$(39,845)	$86,894

Reconciliation contract receivables	$72,377	$31,996	$(29,788)	$74,585
Corridor contract receivables	81,901	19,734	(10,363)	91,272
Total contract receivables(1)	$154,278	$51,730	$(40,151)	$165,857

(1)    Total contract receivables is comprised of the current and long-term contract receivables balances, which are broken out separately on the unaudited condensed consolidated balance sheets.

5.    Equity Investment

As of June 30, 2024 and December 31, 2023, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or loss is recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations within its Corporate and Other segment.

The Company's gross share of Matrix's operations for the three months ended June 30, 2024 and June 30, 2023 was a loss of $0.8 million and income of $1.1 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $0.6 million and income of $0.8 million, respectively. The Company's gross share of Matrix's operations for the six months ended June 30, 2024 and June 30, 2023, was a loss of $1.9 million and income of $3.0 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $1.3 million and income of $2.1 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2024 and December 31, 2023 totaled $37.5 million and $39.9 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$80,395	$112,090
Long-term assets	$349,629	$351,143
Current liabilities	$52,080	$41,584
Long-term liabilities	$274,941	$314,316

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$82,358	$87,262	$167,378	$168,578
Operating income	$5,166	$11,196	$14,288	$24,603
Net income (loss)	$(2,541)	$2,645	$(1,666)	$7,215

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$11,309	$7,231
Prepaid income taxes	7,937	2,418
Deferred ERP implementation costs	3,945	2,875
Deferred financing costs on credit facility	2,993	2,638
Other prepaid expenses	15,813	11,866
Total prepaid expenses and other current assets	$41,997	$27,028

7.    Goodwill and Intangible Assets

The Company tests goodwill for impairment for its reporting units annually as of July 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable.

Goodwill

During the second quarter of 2024, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included changes in key assumptions from the prior year annual goodwill assessment as a result of lower than anticipated operating results during the first half of 2024 as compared to forecast which resulted in a decrease in the fair value of the Company's RPM reporting unit such that the fair value was less than its carrying value. As a result, during the second quarter of 2024, the Company recorded a non-cash goodwill impairment charge of $105.3 million in the RPM reporting unit. This impairment is recorded in “Impairment of goodwill” on the Company’s unaudited condensed consolidated statement of operations.

During the second quarter of 2023, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result, the Company performed a quantitative assessment and determined that the goodwill at its PCS and RPM reporting units was impaired. As such, during the second quarter of 2023, the Company recorded a non-cash goodwill impairment charge of $183.1 million, of which $137.3 million was recorded in the PCS reporting unit and $45.8 million was recorded in the RPM reporting unit.

After recording the respective impairments of goodwill, the associated reporting units had a combined $545.0 million of goodwill remaining as of June 30, 2024 and $650.3 million as of December 31, 2023. If, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in the estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Changes in the carrying value of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	RPM	Corporate and Other	Total
Goodwill balance before cumulative loss at December 31, 2022	$231,186	$552,775	$280,663	$30	$1,064,654
Accumulated loss on impairment	(96,000)	—	—	—	(96,000)
Goodwill beginning balance after cumulative loss at December 31, 2022	135,186	552,775	280,663	30	968,654
Impairment of goodwill	—	(137,331)	(45,769)	—	(183,100)
Balance at June 30, 2023 and December 31, 2023	135,186	415,444	234,894	30	785,554
Impairment of goodwill	—	—	(105,302)	—	(105,302)
Balance at June 30, 2024	$135,186	$415,444	$129,592	$30	$680,252

The accumulated impairment losses on goodwill totaled $384.4 million as of June 30, 2024 and $279.1 million as of December 31, 2023.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the three and six months ended June 30, 2024 that would require an impairment test for the intangible assets.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and related liabilities	$40,605	$48,033
Insurance reserves	26,408	22,014
Accrued operating expenses	13,738	15,884
Accrued interest	11,458	10,498
Accrued legal fees	10,438	10,148
Accrued government grants(1)	6,995	9,156
Deferred revenue	563	2,629
Union pension obligation	521	1,573
Other	9,743	7,966
Total accrued expenses and other current liabilities	$120,469	$127,901

(1)     Accrued government grants include payments received from government entities, such as SLFRF or other government assistance funds, to offset increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of June 30, 2024 and December 31, 2023.

9.    Debt

Senior Unsecured Notes

Senior unsecured notes as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

Senior Unsecured Notes	Date of Issuance	June 30, 2024	December 31, 2023
$500.0 million 5.875% due November 15, 2025 (effective interest rate 6.509%)	11/4/2020	$495,539	$494,011
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.403%)	8/24/2021	490,518	489,746
Total		$986,057	$983,757

The Company pays interest on the senior unsecured notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the senior unsecured notes due 2025 (the "2025 Notes") were incurred and these costs were deferred and are amortized to interest cost over the term of the 2025 Notes. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the senior unsecured notes due 2029 (the "2029 Notes" and, together with the 2025 Notes, the "Notes") and these costs were deferred and are amortized to interest cost over the term of the 2029 Notes.

As of June 30, 2024, $13.9 million of unamortized deferred issuance costs was netted against the long-term debt balance on the unaudited condensed consolidated balance sheets. The fair value of the Notes as of June 30, 2024 and December 31, 2023 was $859.2 million and $909.2 million, respectively, which was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. The indenture covering the Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. The Company was in compliance with all covenants as of June 30, 2024.

Subsequent to quarter end, the 2025 Notes were redeemed in full on July 1, 2024 prior to contractual maturity, at a redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for a total redemption of $507.3 million, plus the payment of approximately $3.8 million in accrued and unpaid interest on the 2025 Notes. The 2025 Notes were redeemed in connection with the funding of the Term Loan Facility discussed below.

Credit Facility

Revolving Credit Facility

The Company is a party to the amended and restated credit agreement, dated as of February 3, 2022 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $325.0 million and sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Revolving Credit Facility under the Credit Agreement was scheduled to mature on February 3, 2027 and the proceeds that may be drawn under the Revolving Credit Facility from time to time prior to maturity may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

On June 26, 2023, the Company entered into Amendment No. 1 (the "First Amendment") to the Credit Agreement, which amended and restated the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement as amended by the First Amendment) under the Credit Agreement as follows: for the fiscal quarters ending June 30, 2023 through September 30, 2023, 5.25:1.00; for the fiscal quarters ending December 31, 2023 through March 31, 2024, 5.00:1.00; for the fiscal quarter ending June 30, 2024, 4.75:1.00; and for the fiscal quarters ending September 30, 2024 and for the fiscal quarters ending thereafter, 4.50:1.00.

On February 22, 2024, the Company entered into Amendment No. 2 (the "Second Amendment") to the Credit Agreement, which amended the maximum permitted Total Net Leverage Ratio under the amended Credit Agreement as follows: for the fiscal quarters ending March 31, 2024 through June 30, 2024, 5.50:1.00; for the fiscal quarters ending September 30, 2024 through December 31, 2024, 5.25:1.00; for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.00:1.00, and for the fiscal quarters ending December 31, 2025 through March 31, 2026, 4.75:1.00. The Second Amendment also included a restriction on the Company's Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company's borrowing capacity under the Revolving Credit Facility plus the amount of its unencumbered cash), requiring it to be less than $100.0 million as of the last day of each fiscal quarter (the "Liquidity Covenant").

On July 1, 2024, the Company entered into Amendment No. 3 (the "Third Amendment") to the Credit Agreement, which, among other things, extended with respect to the lenders identified in the Third Amendment the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility to February 3, 2028. The existing financial covenants under the amended Credit Agreement were retained for the benefit solely of the Revolving Credit Facility lenders, and the minimum liquidity level required by the Liquidity Covenant was decreased from $100.0 million to $75.0 million. Certain other financial covenants and restrictions were also modified under the amended Credit Agreement, as previously disclosed. The fees associated with the Third Amendment of $0.2 million will be amortized over the life of the Revolving Credit Facility.

As of June 30, 2024, the Company had $183.0 million of short-term borrowings outstanding under the Revolving Credit Facility and had $53.4 million of outstanding letters of credit under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding as of June 30, 2024 was 9.9% per annum. As of December 31, 2023, the Company had $113.8 million of short-term borrowings outstanding under the Revolving Credit Facility and had $40.4 million of outstanding letters of credit under the Revolving Credit Facility.

Under the amended Credit Agreement, the Company has an option to request an increase in the amount of the Revolving Credit Facility so long as, after giving effect to the incremental facility, the pro forma secured net leverage ratio does not exceed 2.70:1.00 as stipulated by the Third Amendment. The Company may prepay the Revolving Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments. The unutilized portion of the commitments under the Revolving Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

Interest on the outstanding principal amount of the loans under the Revolving Credit Facility accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the amended Credit Agreement, in each case, plus an applicable margin. With respect to the loans under the Revolving Credit Facility, the applicable margin ranges from 1.75% to 3.50% in the case of RFR loans, as defined in the amended Credit Agreement, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, as defined in the amended Credit Agreement, in each case, based on the Company’s Total Net Leverage Ratio. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the Revolving Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s Total Net Leverage Ratio.

The amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company's borrowing capacity under the Revolving Credit Facility is currently limited by, among other covenants, compliance with the Total Net Leverage Ratio covenant for each fiscal period.

The Company’s obligations under the Revolving Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the amended Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Revolving Credit Facility to be immediately due and payable. All amounts outstanding under the Revolving Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The amended Credit Agreement, as it relates to the Revolving Credit Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. The Company was in compliance with all covenants under the amended Credit Agreement as of June 30, 2024.

Term Loan Facility

On July 1, 2024, the Company, pursuant to the Third Amendment, established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem the Company's 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. The Company paid approximately $6.6 million of deferred financing costs with respect to the Term Loan Facility.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ending September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) 0.0% if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

Interest on the Term Loan Facility is generally payable quarterly, in arrears, on the outstanding principal amount of the Term Loan Facility at the following rates for the interest period in effect for such borrowing: (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Term Loan Facility is subject to customary representations and warranties, affirmative and negative covenants, and events of default, as defined in the amended Credit Agreement. The amended Credit Agreement, as it relates to the Term Loan Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million.

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

Stock options. The Company recognized immaterial stock-based compensation expense for non-qualified stock options (“NQs”) for the three months and six months ended June 30, 2024, and 2023, in general and administrative expense. At June 30, 2024, the Company had 63,023 stock options outstanding with a weighted-average exercise price of $108.79.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs"), collectively, of $1.4 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively, in general and administrative expense. The Company had 15,948 unvested RSAs and 353,765 unvested RSUs outstanding at June 30, 2024 with a weighted-average grant date fair value of $48.90 and $41.69, respectively.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded stock-based compensation expense related to PRSUs of $0.7 million in general and administrative expense for the three months ended June 30, 2024 and recorded an immaterial amount of stock-based compensation expense for the three months ended June 30, 2023. The Company recorded stock-based compensation expense related to PRSUs of $0.9 million in general and administrative expense for the six months ended June 30, 2024 and recorded an immaterial amount of stock-based compensation expense for the six months ended June 30, 2023 due to the impact of the reversal of previously recognized stock-based compensation expense during the period from forfeitures. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 266,782 unvested PRSUs outstanding at June 30, 2024 with a weighted-average grant date fair value of $47.76.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the Plan for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three and six months ended June 30, 2024 and 2023, the Company recorded an immaterial amount of stock-based compensation expense related to the ESPP. As of June 30, 2024, 966,172 shares remain available for future issuance under the ESPP.

11.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(128,884)	$(190,944)	$(151,184)	$(194,906)

Denominator:
Denominator for basic and diluted earnings per share -- weighted-average shares	14,216,954	14,170,617	14,209,477	14,162,776

Loss per share:
Basic loss per share	$(9.07)	$(13.47)	$(10.64)	$(13.76)
Diluted loss per share	$(9.07)	$(13.47)	$(10.64)	$(13.76)

In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and diluted loss per share. Common stock options and restricted stock are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2024 and 2023 causes such securities to be anti-dilutive.

The following weighted-average shares were not included in the computation of diluted loss per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	72,262	94,104	75,862	91,757
Restricted stock awards and restricted stock units	397,269	108,999	295,644	73,469

12.    Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was a tax provision of 8.0% and a tax benefit of 0.4%, and for the six months ended June 30, 2024 and 2023 was a tax provision of 6.4% and a tax benefit of 1.3%. For the three and six months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and nondeductible goodwill impairment. For the three and six months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to the nondeductible goodwill impairment.

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

In 2017, one of the PCS segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), received a class action lawsuit in state court claiming that, among other things, it failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). A similar case involving this issue has been heard by the New York Court of Appeals (New York’s highest court), which on March 26, 2019, issued a ruling reversing earlier lower courts’ decisions that an employer must pay live-ins for 24 hours. The Court of Appeals agreed with the NYSDOL’s interpretation to pay live-ins 13 hours instead of 24 hours if certain conditions were being met. Following All Metro's motion to oppose class certification, which was heard on June 23, 2022, the state court issued an order certifying the class on December 12, 2022. Because the parties to date have been unable to settle their dispute through mediation, discovery in the matter is continuing. If the plaintiffs prove successful in this class action lawsuit, All Metro may be liable for back wages and liquidated damages dating back to November 2021. All Metro believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers, intends to continue to defend itself vigorously with respect to this matter, and the Company does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2024 and 2023 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2023. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q2 2024" and "Q2 2023" mean the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively.

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
•a shift in membership dynamics as a result of Medicaid redetermination efforts, the effects of which are largely complete, however there are several states still in process of completing these efforts, which may decrease membership levels at our NEMT segment;
•advancement of regulatory priorities, which include the Centers for Medicare and Medicaid Services ("CMS") final rule, Ensuring Access to Medicaid Services, which, in six years, requires states to generally ensure that a minimum of 80.0% of Medicaid payments are used toward compensation for direct care workers, which may lower profit margins at our PCS segment;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness;
•managed care organizations ("MCOs"), Medicaid and Medicare plans increasing coverage of non-emergency medical transportation services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers; and
•uncertain macroeconomic conditions, including rising interest rates, could have an effect on our debt and short-term borrowings, which may have a negative impact on our results.

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. During each year following the emergence of the pandemic, we have continued to experience increased trip volume, service hours, and caregiver visits. While this indicates increased demand for our non-emergency medical transportation, personal care and remote patient monitoring services, ongoing impacts of the pandemic and implications of the current macroeconomic environment, which is characterized by high inflation rates, high interest rates, supply chain challenges, labor shortages, volatility in capital markets and growing recession risk, have had and could continue to have an adverse effect on our business, results of operations, and financial condition. For the NEMT segment, increased trip volume and utilization of non-emergency medical transportation services exposes us to cost containment risk as labor costs and trip costs are rising at a higher rate than reimbursement, which results in lower profit margins than previously reported. The increase in trip costs is driven, in part, by headwinds from the current macroeconomic environment which limit the NEMT segment's ability to provide services at a reasonable cost to achieve historic profit margins. These macroeconomic trends also put pressure on the availability of transportation providers. Additionally, we may face staffing difficulties in our contact centers as the recruitment of potential employees may be challenging amid the current labor environment, which could negatively impact the customer and member experience while interfacing with our contact centers and materially adversely affect our reputation and results of operations. For the PCS segment, the labor shortage, particularly related to availability of healthcare workers including caregivers, will continue to impact the volume of service hours that can be provided while also driving increased wage rates, which limits our ability to be profitable in contracts with set rates for various care services. Additionally, increases in the utilization of our NEMT services and reduction in payor reimbursement rates at the PCS segment could limit the ability for us to generate a profit despite our shift toward emphasizing the importance of value-based care. Any of these circumstances and factors could have a material adverse effect on our reputation and business and any long-term macroeconomic impacts that have arisen as a result of the pandemic could continue to change trends in the market.

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023, impairment tests may be required in addition to the annual impairment testing as of July 1, 2024, if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. We monitor the performance of the business and the value of our stock price and estimated fair values of our reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. During the second quarter of 2024, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. These factors included lower than anticipated operating results during the first half of 2024 as compared to forecast. As a result of our quantitative assessment during the second quarter of 2024, we determined that the goodwill at our RPM reporting unit was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

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

Grant Income

Grant income. We have received distributions under the ARPA Coronavirus State and Local Fiscal Relief Fund ("SLFRF") targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic in addition to other governmental funds.

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

Impairment of goodwill. We determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. As a result of such impairment test, we determined that the goodwill within our RPM reporting unit was impaired during the second quarter of 2024 and that goodwill within our PCS and RPM reporting units was impaired during the second quarter of 2023.

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended June 30, 2024 on our borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Equity in net income (loss) of investee, net of tax. Equity in earnings of equity method investee consists of our proportionate share of equity earnings or losses from our Matrix equity investment held at our Corporate and Other segment, presented net of related taxes, as well as the earnings of our insurance captive held at the NEMT segment, presented net of related taxes.

Income tax benefit (provision). We are subject to federal taxation in the United States and state taxation in the various jurisdictions in which we operate.

Segment Reporting

Our segments reflect the manner in which our operations are organized and reviewed by management. Segment results are based on how our CODM manages our business, makes operating decisions and evaluates operating performance.

We operate four reportable business segments: NEMT, PCS, RPM, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The PCS segment provides non-medical personal care and home health services. The RPM segment provides remote patient monitoring solutions. The Corporate and Other segment includes the costs associated with our corporate operations and as such, includes activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of an investment in innovation that we completed during the first quarter of 2023. The operating results of the NEMT, PCS and RPM segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to our Corporate operations as well as certain service revenue and operating expenses associated with the investment in innovation discussed above.

See Note 3, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Results of Operations

Q2 2024 compared to Q2 2023

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q2 2024 and Q2 2023 (in thousands):

	Three months ended June 30,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$698,299	100.0%	$699,107	100.0%
Grant income	—	—%	2,634	0.4%

Operating expenses:
Service expense	588,100	84.2%	589,255	84.3%
General and administrative expense	76,065	10.9%	79,240	11.3%
Depreciation and amortization	27,752	4.0%	25,909	3.7%
Impairment of goodwill	105,302	15.1%	183,100	26.2%
Total operating expenses	797,219	114.2%	877,504	125.5%

Operating loss	(98,920)	(14.2)%	(175,763)	(25.1)%

Interest expense, net	19,950	2.9%	16,967	2.4%
Loss before income taxes and equity method investment	(118,870)	(17.0)%	(192,730)	(27.6)%
Income tax benefit (provision)	(9,558)	(1.4)%	830	0.1%
Equity in net income (loss) of investee, net of tax	(456)	(0.1)%	956	0.1%
Net loss	$(128,884)	(18.5)%	$(190,944)	(27.3)%

Service revenue, net. Consolidated service revenue, net, for Q2 2024 remained consistent with Q2 2023. Service revenue, net decreased by $6.3 million for our NEMT segment, increased by $6.3 million for our PCS segment, and decreased by $0.2 million for our RPM segment. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Grant income. We received an immaterial amount in grant distributions in Q2 2024. We received $12.9 million in grant distributions in Q2 2023 and recognized $2.6 million in grant income, with the difference being funds that were previously held in accrued expenses for which the recognition criteria were met. When grant distributions are received, they are recognized either as grant income, if intended to offset lost revenues, an offset to service expense, if we incurred the expense for which the grants were intended to compensate, or as an accrued expense, if we have not yet incurred the expense for which the grants were intended to compensate. These funds were received by our NEMT and PCS segments and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19 and/or meet the eligibility requirements of the related fund.

Service expense. Service expense components are shown below (in thousands):

	Three months ended June 30,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$372,579	53.4%	$377,192	54.0%
Payroll and related costs	194,907	27.9%	192,917	27.6%
Other service expenses	20,614	3.0%	19,146	2.7%
Total service expense	$588,100	84.2%	$589,255	84.3%

Service expense for Q2 2024 remained consistent with Q2 2023. Service expense at our NEMT segment decreased by $13.9 million, which was offset by an increase in service expense at our PCS segment of $11.4 million along with an increase in service expense at our RPM segment of $1.5 million. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q2 2024 decreased $3.2 million, or 4.0%, compared to Q2 2023. General and administrative expense at our Corporate and Other segment decreased by $12.0 million, which was offset by an increase in general and administrative expense at our NEMT segment of $4.8 million along with an increase in general and administrative expense at our PCS segment of $3.3 million. General and administrative expense, expressed as a percentage of service revenue, net decreased to 10.9% for Q2 2024 compared to 11.3% for Q2 2023. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization increased from Q2 2023 to Q2 2024 with an increase of $1.8 million, or 7.1%, primarily related to the depreciation associated with the capitalization of internal use software.

Impairment of goodwill. Impairment of goodwill for Q2 2024 and Q2 2023 was $105.3 million and $183.1 million, respectively, and was driven by goodwill impairments recorded at our RPM reporting unit during Q2 2024 and at our PCS and RPM reporting units during Q2 2023 as a result of our quantitative goodwill impairment test. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net, for Q2 2024 and Q2 2023 was $20.0 million and $17.0 million, respectively, for an increase of $3.0 million, or 17.6% quarter over quarter. During Q2 2024, we incurred $8.1 million and $6.6 million of interest expense related to the 2025 Notes and 2029 Notes, respectively. The remainder of the interest expense in Q2 2024 is related to interest and fees on the Credit Facility, which increased during Q2 2024 due to increased borrowing on the Revolving Credit Facility as compared to Q2 2023. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q2 2024 of $0.5 million and our equity in net income of investee, net of tax, of $1.0 million for Q2 2023 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rates from operations for Q2 2024 and Q2 2023 were a tax provision of 8.0% and a tax benefit of 0.4%, respectively. For Q2 2024, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment. For Q2 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to the nondeductible goodwill impairment.

Six months ended June 30, 2024 compared to Six months ended June 30, 2023

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2024, which we refer to as “YTD 2024”, and for the six months ended June 30, 2023, which we refer to as “YTD 2023” (in thousands):

	Six months ended June 30,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$1,382,750	100.0%	$1,361,413	100.0%
Grant income	—	—%	4,098	0.3%

Operating expenses:
Service expense	1,171,666	84.7%	1,139,521	83.7%
General and administrative expense	153,242	11.1%	158,953	11.7%
Depreciation and amortization	54,855	4.0%	51,602	3.8%
Impairment of goodwill	105,302	7.6%	183,100	13.4%
Total operating expenses	1,485,065	107.4%	1,533,176	112.6%

Operating loss	(102,315)	(7.4)%	(167,665)	(12.3)%

Interest expense, net	38,636	2.8%	32,925	2.4%
Loss before income taxes and equity method investment	(140,951)	(10.2)%	(200,590)	(14.7)%
Income tax benefit (provision)	(9,015)	(0.7)%	2,703	0.2%
Equity in net income (loss) of investee, net of tax	(1,218)	(0.1)%	2,981	0.2%
Net loss	$(151,184)	(10.9)%	$(194,906)	(14.3)%

Service revenue, net. Consolidated service revenue, net, for YTD 2024 increased $21.3 million, or 1.6%, compared to YTD 2023. This change consists of an increase in revenue of $3.5 million at our NEMT segment, an increase in revenue of $15.7 million at our PCS segment, and an increase in revenue of $1.2 million at our RPM segment. See our Results of Operations - Segments, for further discussion.

Grant income. While we received approximately $14.0 million in grant distributions during YTD 2024, we did not recognize grant income, but recognized a portion of these funds as an offset to service expense once they met the conditions for recognition. We received $14.5 million in grant distributions during YTD 2023 and recognized $4.1 million in grant income, with the difference being recognized either as an offset to service expense, if we incurred the expense for which the grants were intended to compensate, or as an accrued expense, if we have not yet incurred the expense for which the grants were intended to compensate. These funds were received by our NEMT and PCS segments and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19 and/or meet the eligibility requirements of the related fund.

Service expense. Service expense components are shown below (in thousands):

	Six months ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$735,479	53.2%	$721,612	53.0%
Payroll and related costs	394,469	28.5%	382,562	28.1%
Other service expenses	41,718	3.0%	35,347	2.6%
Total service expense	$1,171,666	84.7%	$1,139,521	83.7%

Service expense for YTD 2024 increased $32.1 million, or 2.8%, compared to YTD 2023 primarily due to higher purchased services for our NEMT segment of $13.9 million related to an increase in transportation costs. Payroll and related costs across all segments increased by $11.9 million, which was driven by a large increase in payroll and related costs of $24.8 million at our PCS and RPM segments, which was offset by a large decrease in payroll and related costs of $13.0 million at our NEMT segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for YTD 2024 decreased by $5.7 million, or 3.6%, compared to YTD 2023. General and administrative expense at our Corporate and Other segment decreased by $13.9 million, which was offset by an increase in general and administrative expense at our NEMT segment of $2.7 million along with an increase in general and administrative expense at our PCS segment of $5.1 million. General and administrative expense, expressed as a percentage of service revenue, net decreased to 11.1% for YTD 2024 compared to 11.7% for YTD 2023. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization increased from YTD 2023 to YTD 2024 with an increase of $3.3 million, or 6.3%, primarily associated with the capitalization of internal use software.

Impairment of goodwill. Impairment of goodwill for YTD 2024 and YTD 2023 was $105.3 million and $183.1 million, respectively, and was driven by goodwill impairments that were recorded at our RPM reporting unit during YTD 2024 and at our PCS and RPM reporting units during YTD 2023. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net for YTD 2024 and YTD 2023 was $38.6 million and $32.9 million, respectively, for an increase of $5.7 million, or 17.3% year over year. During YTD 2024, we incurred $16.2 million and $13.3 million of interest expense related to the 2025 Notes and 2029 Notes, respectively. The remainder of the interest expense during YTD 2024 is related to interest and fees on the Credit Facility, which increased during YTD 2024 due to increased borrowing on the Revolving Credit Facility as compared to YTD 2023. Interest expense is recorded at our Corporate and Other segment.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax for YTD 2024 of $1.2 million and our equity in net income of investee, net of tax for YTD 2023 of $3.0 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rates from operations for YTD 2024 and YTD 2023 were a tax provision of 6.4% and a tax benefit of 1.3%, respectively. The YTD 2024 effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment. The YTD 2023 effective tax rate differed from the U.S. federal statutory rate primarily due to the nondeductible goodwill impairment.

Results of Operations - Segments

The following tables set forth certain financial information attributable to our business segments for the three and six months ended June 30, 2024 and 2023:

NEMT Segment

(in thousands, except for revenue per member per month, revenue per trip, and service expense per trip)

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$490,677	100.0%	$496,975	100.0%	$969,983	100.0%	$966,438	100.0%

Service expense	427,956	87.2%	441,897	88.9%	851,613	87.8%	849,583	87.9%
General and administrative expense	33,123	6.8%	28,337	5.7%	64,943	6.7%	62,212	6.4%
Depreciation and amortization	7,598	1.5%	6,739	1.4%	14,957	1.5%	13,505	1.4%
Operating income	$22,000	4.5%	$20,002	4.0%	$38,470	4.0%	$41,138	4.3%

Business Metrics(1)
Total paid trips	9,031		8,735		17,839		16,937
Average monthly members	29,703		34,312		29,387		34,008

Revenue per member per month	$5.51		$4.83		$5.50		$4.74
Revenue per trip	$54.33		$56.89		$54.37		$57.06
Service expense per trip	$47.39		$50.59		$47.74		$50.16
Utilization	10.1%		8.5%		10.1%		8.3%

(1)     These metrics are key performance indicators that management uses to evaluate our performance. Trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and understand the underlying drivers of costs and revenue for our business. We believe these metrics are useful to investors in evaluating and understanding our business but should not be used solely in assessing our performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole.

Our NEMT segment is the largest manager of non-emergency medical transportation programs for state governments and MCOs in the U.S.

Service revenue, net. Service revenue, net, remained consistent in Q2 2024 as compared to Q2 2023, with a decrease of 1.3%, and remained consistent in YTD 2024 as compared to YTD 2023, with an increase of 0.4%. While average monthly membership decreased 13.4% and 13.6% for the QTD and YTD periods, respectively, the revenue received per member per month increased by 14.1% and 16.0% over the same periods, leaving revenue relatively stable. Revenue per member per month is driven by increases in trip volume. These two factors are correlated due to contract repricing and the partial pass-through of costs associated with our reconciliation, risk corridor, and/or profit rebate contracts (which are considered shared-risk contracts due to the reconciliation provisions).

The change in average monthly members is correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared risk of transportation volumes. Declines in membership over the periods presented were anticipated and related to Medicaid redetermination, along with certain contract losses. While membership decreased, revenue had an offsetting increase due to increases in the average rate received per member, which increases in line with increases in utilization or trip volume in our shared risk contracts. As most of our capitated contracts have been restructured to a shared risk format, revenue remained stable despite the decline in membership. Trip volume increases also positively affected revenue for fee-for-service contracts due to a larger number of services performed.

Service expense. Service expense for our NEMT segment primarily consists of purchased services, which are costs paid to our third party transportation providers, and payroll and related costs, which consist of salaries of employees within our contact centers and operations centers. Other service expenses include occupancy costs related to our contact centers. Service expense components for the NEMT segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$372,579	75.9%	$377,192	75.9%	$735,479	75.8%	$721,612	74.7%
Payroll and related costs	42,619	8.7%	51,697	10.4%	90,777	9.4%	103,733	10.7%
Other service expenses	12,758	2.6%	13,008	2.6%	25,357	2.6%	24,238	2.5%
Total service expense	$427,956	87.2%	$441,897	88.9%	$851,613	87.8%	$849,583	87.9%

Service expense decreased by $13.9 million, or 3.2%, for Q2 2024 as compared to Q2 2023, primarily related to a decrease in payroll and related costs of $9.1 million, or 17.6%, and lower purchased services of $4.6 million, or 1.2%. Service expense remained consistent for YTD 2024 as compared to YTD 2023, as although purchased services increased $13.9 million, or 1.9%, this was offset by a decrease in payroll and related costs of $13.0 million, or 12.5%. The decrease in payroll and related costs over both periods demonstrates ongoing improvements from cost optimization and digitization efforts in our contact centers. Purchased services costs increased with the higher trip volume period over period, which is offset by lower purchased services cost per trip, due to reduction in trip expense from the implementation of our multi-modal strategy.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $4.8 million, or 16.9%, for Q2 2024 as compared to Q2 2023 and increased by $2.7 million, or 4.4%, for YTD 2024 as compared to YTD 2023. The increases are primarily related to higher professional service costs during both periods related to investments in system modernization.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.9 million, or 12.7%, for Q2 2024 as compared to Q2 2023 and increased by $1.5 million, or 10.8%, for YTD 2024 as compared to YTD 2023. Both increases are primarily associated with additional investment in internal use software.

PCS Segment

(in thousands, except service revenue per hour and service expense per hour)

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$186,610	100.0%	$180,325	100.0%	$370,178	100.0%	$354,456	100.0%
Grant income	—	—%	2,634	1.5%	—	—%	4,098	1.2%

Service expense	149,866	80.3%	138,468	76.8%	299,304	80.9%	274,558	77.5%
General and administrative expense	23,897	12.8%	20,565	11.4%	48,329	13.1%	43,228	12.2%
Depreciation and amortization	12,793	6.9%	12,872	7.1%	25,588	6.9%	25,740	7.3%
Impairment of goodwill	—	—%	137,331	76.2%	—	—%	137,331	38.7%
Operating income (loss)	$54	—%	$(126,277)	(70.0)%	$(3,043)	(0.8)%	$(122,303)	(34.5)%

Business Metrics(1)
Total hours	7,048		6,933		14,013		13,757
Service revenue per hour	$26.48		$26.01		$26.42		$25.77
Service expense per hour	$21.26		$19.97		$21.36		$19.96

(1)     These metrics are key performance indicators that management uses to evaluate our performance. Trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and understand the underlying drivers of costs and revenue for our business. We believe these metrics are useful to investors in evaluating and understanding our business but should not be used solely in assessing our performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole.

Our PCS segment’s services include placements of non-medical personal care assistants and home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including senior citizens and disabled adults.

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, increased by $6.3 million, or 3.5%, for Q2 2024, as compared to Q2 2023, primarily due to 1.7% higher hours worked by personal care providers, as well as 1.8% higher rates earned per hour. Service revenue, net, increased by $15.7 million, or 4.4%, for YTD 2024 as compared to YTD 2023, primarily due to 1.9% higher hours worked by personal care providers, as well as 2.5% higher rates earned per hour during the same period.

Grant income. During Q2 2024 and YTD 2024, we did not recognize grant income and during Q2 2023 and YTD 2023, we recognized $2.6 million and $4.1 million, respectively, related to government grant distributions received, primarily from the ARPA SLFRF. See discussion in the consolidated Results of Operations section for more information.

Service expense. Service expense for our PCS segment primarily consists of salaries for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$147,938	79.3%	$137,681	76.4%	$294,791	79.6%	$272,074	76.8%
Other service expenses	1,928	1.0%	787	0.4%	4,513	1.2%	2,484	0.7%
Total service expense	$149,866	80.3%	$138,468	76.8%	$299,304	80.9%	$274,558	77.5%

Service expense for Q2 2024 increased by $11.4 million, or 8.2%, as compared to Q2 2023, primarily as a result of a 6.5% increase in service expense per hour, as well as a 1.7% increase in hours of service provided. Service expense for YTD 2024 increased by $24.7 million, or 9.0%, as compared to YTD 2023, primarily as a result of a 7.0% increase in service expense per hour, as well as a 1.9% increase in hours of service provided. The increases in service expense per hour are driven primarily by increased wage rates for our caregivers, predominately from wage increases in New York and New Jersey.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $3.3 million, or 16.2%, for Q2 2024 as compared to Q2 2023 and general and administrative expense increased by $5.1 million, or 11.8%, for YTD 2024 as compared to YTD 2023. The increases are primarily related to increased legal fees from various audits and legal proceedings as well as increased software expense related to the implementation of a home care platform in certain markets in Q2 2024.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for Q2 2024 as compared to Q2 2023 and for YTD 2024 as compared to YTD 2023. This balance primarily consists of amortization expense on the payor network intangible asset.

Impairment of goodwill. As a result of our quantitative goodwill assessment, we determined that the goodwill within our PCS reporting unit was not impaired during Q2 2024 or YTD 2024. During Q2 2023, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $137.3 million during Q2 2023 and YTD 2023. See Note 7, Goodwill and Intangible Assets for additional details.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$19,025	100.0%	$19,211	100.0%	$39,127	100.0%	$37,923	100.0%

Service expense	8,175	43.0%	6,705	34.9%	16,538	42.3%	13,195	34.8%
General and administrative expense	6,008	31.6%	5,327	27.7%	11,448	29.3%	11,096	29.3%
Depreciation and amortization	7,087	37.3%	6,059	31.5%	13,761	35.2%	11,913	31.4%
Impairment of goodwill	105,302	553.5%	45,769	238.2%	105,302	269.1%	45,769	120.7%
Operating loss	$(107,547)	(565.3)%	$(44,649)	(232.4)%	$(107,922)	(275.8)%	$(44,050)	(116.2)%

Business Metrics(1)
Average monthly members	246		240		248		237
Revenue per member per month	$25.78		$26.68		$26.30		$26.67
Service expense per member per month	$11.08		$9.31		$11.11		$9.28

(1)     These metrics are key performance indicators that management uses to evaluate our performance. Trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and understand the underlying drivers of costs and revenue for our business. We believe these metrics are useful to investors in evaluating and understanding our business but should not be used solely in assessing our performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole.

Our RPM segment is a provider of remote patient monitoring solutions and manages a comprehensive suite of services, including personal emergency response systems monitoring, vitals monitoring and data-driven patient engagement solutions.

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue is generally driven by the number of enrolled members and the rate received per member per month. Service revenue, net, decreased by $0.2 million, or 1.0%, for Q2 2024 as compared to Q2 2023, primarily related to a 3.4% decrease in revenue per member per month. Service revenue, net, increased by $1.2 million, or 3.2%, for YTD 2024 as compared to YTD 2023, primarily related to a 4.6% increase in average monthly members from YTD 2023 to YTD 2024.

Service expense. Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services as well as occupancy costs. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30, 2023
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$4,233	22.2%	$3,311	17.2%	$8,569	21.9%	$6,527	17.2%
Other service expenses	3,942	20.7%	3,394	17.7%	7,969	20.4%	6,668	17.6%
Total service expense	$8,175	43.0%	$6,705	34.9%	$16,538	42.3%	$13,195	34.8%

Service expense increased by $1.5 million, or 21.9%, for Q2 2024 as compared to Q2 2023, primarily related to an increase of $0.9 million, or 27.8%, in payroll and related costs. Service expense increased by $3.3 million, or 25.3%, for YTD 2024 as compared to YTD 2023, primarily related to an increase of $2.0 million, or 31.3%, in payroll and related costs. Payroll and related costs increased due to increased wages and benefits for our monitoring employees as well as increased device installation costs.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense for Q2 2024 increased as compared to Q2 2023 by $0.7 million, or 12.8%. General and administrative expense for YTD 2024 increased as compared to YTD 2023 by $0.4 million, or 3.2%.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.0 million, or 17.0%, for Q2 2024 as compared to Q2 2023, primarily related to additional depreciation expense on an increased number of RPM devices used to service the 2.5% increase in average monthly members from Q2 2023. Depreciation and amortization expense increased by $1.8 million, or 15.5%, for YTD 2024 as compared to YTD 2023, primarily related to additional depreciation expense on an increased number of RPM devices used to service the 4.6% increase in average monthly members from YTD 2023.

Impairment of goodwill. As a result of our quantitative goodwill assessment, we determined that the goodwill within our RPM reporting unit was impaired which resulted in an impairment of goodwill charge of $105.3 million during Q2 2024 and YTD 2024 and $45.8 million during Q2 2023 and YTD 2023. See Note 7, Goodwill and Intangible Assets for additional details.

Corporate and Other Segment

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service revenue, net	$1,987	$2,596	$3,462	$2,596

Service expense	2,103	2,185	4,211	2,185
General and administrative expense	13,037	25,011	28,522	42,417
Depreciation and amortization	274	239	549	444
Operating loss	$(13,427)	$(24,839)	$(29,820)	$(42,450)

Our Corporate and Other segment includes our executive, accounting, finance, internal audit, tax, legal, public reporting and corporate development functions. This segment also includes the results of our equity investment in Matrix and the operating results of our investments in innovation related to data analytics products and solutions, which is comprised of our wholly-owned subsidiary, Higi Care, LLC (“Higi”), which was acquired during the first quarter of 2023. Higi provides certain data-driven personal health technologies and also began providing virtual clinical care management services (the "MSO") through an unaffiliated professional corporation (the "PC") owned and operated by a licensed physician in the third quarter of 2023.

Service revenue, net and Service expense: The acquisition of Higi, which was a strategic investment in growth, contributes to service revenue and service expense.

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment includes costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a minimal amount related to depreciation. The general and administrative expense decreased by $12.0 million, or 47.9%, for Q2 2024 as compared to Q2 2023 and decreased by $13.9 million, or 32.8%, for YTD 2024 as compared to YTD 2023. This decrease is primarily related to lower professional service costs and lower legal fees, which were higher in the prior year due to executive departure.

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

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts and costs associated with our strategic initiatives. We expect to meet our cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and occasional borrowings under our Revolving Credit Facility (as defined below). For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash used in operating activities during the six months ended June 30, 2024 was $45.7 million. Our balance of cash and cash equivalents, excluding restricted cash, was $10.5 million and $2.2 million at June 30, 2024 and December 31, 2023, respectively. We had restricted cash of $0.5 million and $0.6 million at June 30, 2024 and December 31, 2023, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2024 cash flows compared to YTD 2023

Operating activities. Cash used in operating activities was $45.7 million for YTD 2024 compared to cash used in operating activities of $110.9 million for YTD 2023. The increase in cash of $65.1 million was primarily a result of an increase in cash provided by changes in operating assets and liabilities of $74.1 million. The changes in operating assets and liabilities were partly driven by an increase in cash from a build in the accrued contract payables balance of $54.6 million during YTD 2024 coupled with an increase in the cash received from contract receivables during YTD 2024 of $26.3 million primarily related to cash collected on receivables related to certain risk corridor and reconciliation contracts. The increases from the changes in operating assets and liabilities are partially offset by a decrease in cash related to an increase in accounts receivable and other receivables of $12.4 million, primarily related to the timing of cash receipts, as compared to YTD 2023.

Investing activities. Net cash used in investing activities was $14.6 million in YTD 2024, which decreased by $7.7 million as compared to YTD 2023. This decrease is related to less cash spent on purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $68.6 million for YTD 2024, compared to $125.6 million for YTD 2023. The decrease of $57.1 million was primarily a result of the decrease of $57.3 million in net proceeds from our short-term borrowing on our Revolving Credit Facility during YTD 2024 as compared to YTD 2023.

Obligations and commitments

Senior Unsecured Notes. On November 4, 2020, we issued $500.0 million in the aggregate principal amount of 5.875% senior unsecured notes due on November 15, 2025 (the “2025 Notes”). Subsequently, on August 24, 2021, we issued an additional $500.0 million in the aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “2029 Notes” and, together with the 2025 Notes, the “Notes”). For information related to our senior unsecured notes, refer to Note 9, Debt, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Subsequent to quarter end, the 2025 Notes were redeemed in full on July 1, 2024 prior to contractual maturity, at a redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for a total redemption of $507.3 million, plus the payment of approximately $3.8 million in accrued and unpaid interest on the 2025 Notes. The 2025 Notes were redeemed in connection with the funding of the Term Loan Facility discussed below.

Revolving Credit Facility. We are party to the amended and restated credit agreement, dated as of February 3, 2022, (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement, as amended to date, provides us with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $325.0 million. The Revolving Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively.

The Credit Agreement contains financial and non-financial covenants, including an affirmative covenant regarding our Total Net Leverage Ratio, determined as of the end of each of our fiscal quarters, which is the ratio of (a) our total net indebtedness to (b) our earnings before interest, taxes, depreciation, amortization, and certain non-recurring charges, fees, and expenses, as set for the in the Credit Agreement. On June 26, 2023, we entered into the First Amendment to the Credit Agreement which amended the maximum permitted Total Net Leverage Ratio under the Credit Agreement. On February 22, 2024, we entered into the Second Amendment to the Credit Agreement which further amended the maximum permitted Total Net Leverage Ratio under the amended Credit Agreement as well as added a quarterly minimum liquidity covenant (the "Liquidity Covenant") that restricts us from permitting our Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of our available borrowing capacity under the Revolving Credit Facility plus the amount of our unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter. On July 1, 2024, we entered into the Third Amendment to the Credit Agreement, which, among other things, extended with respect to the lenders identified in the Third Amendment the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility to February 3, 2028. The existing financial covenants under the amended Credit Agreement were retained for the benefit solely of the Revolving Credit Facility lenders, and the minimum liquidity level required by the Liquidity Covenant was decreased from $100.0 million to $75.0 million. Certain other financial covenants and restrictions under the Credit Agreement were also modified by the Third Amendment, as previously disclosed. The fees associated with the Third Amendment of $0.2 million will be amortized over the life of the Revolving Credit Facility.

As of June 30, 2024, we were in compliance with all covenants contained in the amended Credit Agreement and our Total Net Leverage Ratio was 5.22:1.00. Based on our projections of financial performance, we expect to remain in compliance with the Total Net Leverage Ratio covenant and the Liquidity Covenant as set forth in the Second Amendment and revised in the Third Amendment to the Credit Agreement for the twelve-month period subsequent to the date of the filing of this Quarterly Report. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. For information related to our Revolving Credit Facility, refer to Note 9, Debt, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Term Loan Facility. On July 1, 2024, pursuant to the Third Amendment, we established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem our 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. We incurred approximately $6.6 million of deferred financing costs with respect to the Term Loan Facility.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ending September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) 0.0% if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

Interest on the Term Loan Facility is generally payable quarterly, in arrears, on the outstanding principal amount of the Term Loan Facility at the following rates for the interest period in effect for such borrowing: (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Term Loan Facility is subject to customary representations and warranties, affirmative and negative covenants, and events of default, as defined in the amended Credit Agreement.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and current liabilities and access to alternative sources of funds. Liquid assets include cash and cash equivalents, excluding restricted cash, of $10.5 million and accounts receivable, contract receivables, and other receivables of $403.6 million as of June 30, 2024. Current liabilities, which totaled $746.5 million at period end as detailed in the table below, included $88.9 million in guarantees and letters of credit that are not expected to be settled in cash. Other sources of liquidity include amounts currently available under our Revolving Credit Facility and expected future cash generated from operations. As of June 30, 2024, we had amounts currently available under our Revolving Credit Facility of up to approximately $62.0 million based on our Total Net Leverage Ratio of 5.50:1.00 as in effect for the quarter ended June 30, 2024.

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

In accordance with Accounting Standards Codification ("ASC") Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements included in this report are issued. As of the date of this report, we do not believe that substantial doubt exists about our ability to continue as a going concern and meet our obligations as they become due in the ordinary course of business for the next twelve months. On the contrary, we believe that, based on our current forecasts, the cash generated by our operations, amounts available under our Credit Agreement and our other current liquid assets will be sufficient to fund our operations and allow us to meet our obligations as they become due in the ordinary course of business for at least the next twelve months from the issuance of these financial statements. Management’s assessment of its liquidity is highly dependent on its ability to meet its operating projections, including cash generated by operations, and manage its working capital, including specifically the timely collection of outstanding contract receivables, which were $159.3 million at June 30, 2024. We have based our beliefs on estimates and assumptions that we believe are reasonable under the circumstances, but which may prove to differ from actual results due to factors beyond management's control. For example, while we believe we have sufficient liquidity to meet our obligations as they become due in the ordinary course of business for the next twelve months, there are factors that may impact negatively our ability to satisfy the Total Net Leverage Ratio covenant in our Revolving Credit Facility in the next twelve months subsequent to the release date of these financial statements. If we are unable to satisfy the Total Net Leverage Ratio covenant as of the certification date for such compliance following the end of any completed calendar quarter during the next twelve months, all of our outstanding obligations under the Credit Agreement and the 2029 Notes, by virtue of the cross-default provisions contained within the indenture covering the 2029 Notes, could become due and payable. In such circumstances, we would not expect to have sufficient liquidity on hand to meet all of our obligations to repay such indebtedness and we would be expected to be required to restructure our existing debt or seek additional equity or debt financing to meet our obligations and maintain our existence as a going concern. Our ability to seek any such remedial measures or raise additional capital is subject to a number of risks; see Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 26, 2024 for further discussion of such risks.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and borrowings under our Revolving Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

We have cash requirements of $746.5 million due in one year or less in addition to $1,197.2 million due in more than one year as of June 30, 2024. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of June 30, 2024 (in thousands):

	At June 30, 2024
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$1,000,000	$—	$1,000,000
Interest(1)	182,798	64,225	118,573
Contracts payable(2)	86,894	86,894	—
Transportation costs(3)	107,773	107,773	—
Deferred tax liabilities(4)	45,170	—	45,170
Operating leases(5)	41,579	8,474	33,105
Guarantees(6)	35,907	35,557	350
Letters of credit(6)	53,364	53,364	—
Purchased service commitment(7)	24,750	24,750	—
Short-term borrowings(8)	183,000	183,000	—
Other current cash obligations(9)	182,475	182,475	—
Total	$1,943,710	$746,512	$1,197,198

(1)See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes and the timing of expected future payments. Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of June 30, 2024. Interest payments on our short-term borrowings have been calculated by taking the expected borrowing on the Revolving Credit Facility for the next year at the weighted average interest rate of borrowings outstanding as of June 30, 2024 of 9.9%.
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
(6)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our Revolving Credit Facility and reduced our availability under the related Credit Agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
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
(8)Short-term borrowings shown in the table were provided by our Revolving Credit Facility and reduced our availability under the related Credit Agreement. See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Revolving Credit Facility.
(9)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of June 30, 2024, including accounts payable and accrued expenses as detailed at Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Our primary sources of funding include operating cash flows, available borrowing capacity under the Revolving Credit Facility and access to capital markets. In addition, there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Revolving Credit Facility, which has variable interest rates that may increase. We had $183.0 million of short-term borrowings outstanding on the Revolving Credit Facility and $53.4 million of outstanding letters of credit under the Revolving Credit Facility at June 30, 2024. Interest rates on the outstanding principal amount of the Revolving Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of June 30, 2024 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $1.8 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, such disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weaknesses described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management performed additional analysis and other procedures to ensure that the unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
(b) Changes in internal control over financial reporting
The Company, with the oversight of the Audit Committee of the Board of Directors, is in the process of ongoing remediation efforts related to the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
During the six months ended June 30, 2024, management continued updating certain internal controls and supporting processes to address the material weaknesses in internal control over financial reporting at the Company's PCS segment as described in our Annual Report on Form 10-K for the year ended December 31, 2023. The remediation plan put into place by management includes working with an independent third-party internal control specialist to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. The approach to the remediation plan is uniform and enterprise-wide to eliminate future enterprise risk and strengthen the Company's overall internal control over financial reporting. Key focus areas have been identified as general information technology control (GITC) deficiencies, namely change management controls and logical access controls, and process-level controls activities in the Company's revenue processes and payroll processes within the PCS segment.
To that effect, the Company has:
•Continued to make progress on the implementation of a new payroll system at one of the PCS business units;
•Started the process to implement the existing instance of the PCS revenue and billing system at the only remaining PCS business unit that is currently not on this system, creating standard systems, processes, and controls across the PCS segment;
•Continued to design, enhance and implement, the efforts with respect to which are ongoing, process-level control activities in payroll and revenue.

The Company's management continues to focus on projects that automate, standardize, and centralize the Company's control environment as it continues to integrate the PCS segment. Management believes that the remediation measures described above will address the material weaknesses and strengthen the Company's overall internal control over financial reporting. Management will continue to monitor the progress of these efforts, and may take additional measures or modify the remediation plan described above in order to effectively address the control deficiencies. The material weaknesses will not be considered remediated until the remediated controls have operated for a sufficient amount of time for management to conclude, through testing, that the controls are designed and operating effectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*+	Amendment, dated May 7, 2024, to the Offer Letter by and between the Registrant and Anne Bailey.

10.2*+	Separation Agreement, dated May 3, 2024, by and between the Registrant and Ilias Simpson.

10.3*+	Separation Agreement, dated May 31, 2024, by and between the Registrant and Anne Bailey.

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: August 7, 2024	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Barbara Gutierrez
Barbara Gutierrez Chief Financial Officer
(Principal Financial Officer)