Form 10-Q
period 2024-09-30
ModivCare Inc
filed 2024-11-07
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 14,283,664 shares outstanding (excluding treasury shares of 5,426,411) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,336	$2,217
Accounts receivable, net of allowance of $1,167 and $969, respectively	248,683	222,537
Contract receivables	110,431	143,960
Other receivables	16,803	8,616
Prepaid expenses and other current assets	38,648	27,028
Restricted cash	548	565
Total current assets	463,449	404,923
Property and equipment, net	84,451	85,629
Goodwill	680,252	785,554
Payor network, net	284,466	330,738
Other intangible assets, net	17,132	30,197
Equity investment	35,835	41,531
Operating lease right-of-use assets	39,839	39,776
Other assets	46,324	48,927
Total assets	$1,651,748	$1,767,275
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$52,109	$55,241
Accrued contract payables	47,300	117,488
Accrued transportation costs	95,023	97,245
Accrued expenses and other current liabilities	145,289	127,901
Current portion of operating lease liabilities	8,548	8,727
Short-term debt	233,250	113,800
Total current liabilities	581,519	520,402
Long-term debt, net of deferred financing costs of $32,313 and $16,243, respectively	986,125	983,757
Deferred tax liabilities	32,831	39,584
Operating lease liabilities, less current portion	34,364	33,784
Other long-term liabilities	33,905	33,553
Total liabilities	1,668,744	1,611,080
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,872,875 and 19,775,041, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	455,714	450,945
Accumulated deficit	(202,225)	(24,437)
Treasury shares, at cost, 5,573,918 and 5,571,004 shares, respectively	(270,505)	(270,333)
Total stockholders’ equity (deficit)	(16,996)	156,195
Total liabilities and stockholders’ equity (deficit)	$1,651,748	$1,767,275

 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service revenue, net	$702,037	$686,925	$2,084,787	$2,048,338
Grant income (Note 2)	—	551	—	4,649

Operating expenses:
Service expense	597,934	579,214	1,769,600	1,718,735
General and administrative expense	70,903	70,142	224,145	229,095
Depreciation and amortization	27,940	26,077	82,795	77,679
Impairment of goodwill	—	—	105,302	183,100
Total operating expenses	696,777	675,433	2,181,842	2,208,609

Operating income (loss)	5,260	12,043	(97,055)	(155,622)

Interest expense, net	28,493	17,844	67,129	50,769
Loss on debt extinguishment	11,797	—	11,797	—
Loss before income taxes and equity method investment	(35,030)	(5,801)	(175,981)	(206,391)
Income tax benefit	11,070	1,659	2,055	4,362
Equity in net income (loss) of investee, net of tax	(2,644)	(160)	(3,862)	2,821
Net loss	$(26,604)	$(4,302)	$(177,788)	$(199,208)

Loss per common share:
Basic	$(1.87)	$(0.30)	$(12.50)	$(14.06)
Diluted	$(1.87)	$(0.30)	$(12.50)	$(14.06)

Weighted-average number of common shares outstanding:
Basic	14,253,192	14,182,839	14,224,155	14,169,537
Diluted	14,253,192	14,182,839	14,224,155	14,169,537

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(177,788)	$(199,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,536	18,212
Amortization	59,259	59,467
Stock-based compensation	4,792	4,029
Deferred income taxes	(6,753)	(15,235)
Impairment of goodwill	105,302	183,100
Loss on debt extinguishment	11,797	—
Amortization of deferred financing costs and debt discount	4,752	3,907
Equity in net (income) loss of investee	5,360	(3,915)
Reduction of right-of-use assets	7,289	9,875
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(33,997)	14,242
Contract receivables	33,528	(58,143)
Prepaid expenses and other current assets	(11,382)	(4,499)
Accrued contract payables	(70,188)	(60,710)
Accounts payable and accrued expenses	14,256	(2,422)
Accrued transportation costs	(2,222)	6,123
Other changes in operating assets and liabilities	(3,994)	(12,150)
Net cash used in operating activities	(36,453)	(57,327)
Investing activities
Purchase of property and equipment	(22,281)	(31,143)
Net cash used in investing activities	(22,281)	(31,143)
Financing activities
Net proceeds from short-term debt	114,200	83,000
Issuance of long-term debt	525,000	—
Repayment of long-term debt	(508,657)	—
Payment of debt issuance costs	(25,512)	(376)
Restricted stock surrendered for employee tax payment	(591)	(861)
Other financing activities	396	346
Net cash provided by financing activities	104,836	82,109
Net change in cash, cash equivalents and restricted cash	46,102	(6,361)
Cash, cash equivalents and restricted cash at beginning of period	2,782	14,975
Cash, cash equivalents and restricted cash at end of period	$48,884	$8,614

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Nine months ended September 30,
Supplemental cash flow information	2024	2023
Cash paid for interest	$44,845	$32,816
Cash paid for income taxes	$7,226	$8,348
Assets acquired under operating leases	$7,352	$10,214

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Nine months ended September 30, 2024

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(22,300)	—	—	(22,300)
Stock-based compensation	—	—	1,973	—	—	—	1,973
Restricted stock issued	22,577	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,607	(64)	(64)
Shares issued for director stipends	1,559	—	37	—	—	—	37
Balance at March 31, 2024	19,799,177	$20	$452,955	$(46,737)	5,572,611	$(270,397)	$135,841
Net loss	—	—	—	(128,884)	—	—	(128,884)
Stock-based compensation	—	—	2,159	—	—	—	2,159
Restricted stock issued	13,947	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,706	(92)	(92)
Shares issued for director stipends	881	—	23	—	—	—	23
Shares issued for ESPP	—	—	48	—	(17,798)	420	468
Balance at June 30, 2024	19,814,005	$20	$455,185	$(175,621)	5,558,519	$(270,069)	$9,515
Net loss	—	—	—	(26,604)	—	—	(26,604)
Stock-based compensation	—	—	506	—	—	—	506
Restricted stock issued	57,251	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	15,399	(436)	(436)
Shares issued for director stipends	1,619	—	23	—	—	—	23
Balance at September 30, 2024	19,872,875	$20	$455,714	$(202,225)	5,573,918	$(270,505)	$(16,996)

	Nine months ended September 30, 2023

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(3,962)	—	—	(3,962)
Stock-based compensation	—	—	1,039	—	—	—	1,039
Restricted stock issued	24,903	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	6,000	(620)	(620)
Shares issued for bonus settlement and director stipends	1,006	—	85	—	—	—	85
Balance at March 31, 2023	19,755,832	$20	$445,379	$176,061	5,579,529	$(270,362)	$351,098
Net loss	—	—	—	(190,944)	—	—	(190,944)
Stock-based compensation	—	—	1,021	—	—	—	1,021
Exercise of employee stock options	549	—	31	—	—	—	31
Restricted stock issued	9,116	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,138	(221)	(221)
Shares issued for bonus settlement and director stipends	1,871	—	85	—	—	—	85
Shares issued for ESPP	—	—	178	—	(7,874)	193	371
Balance at June 30, 2023	19,767,368	$20	$446,694	$(14,883)	5,574,793	$(270,390)	$161,441
Net loss	—	—	—	(4,302)	—	—	(4,302)
Stock-based compensation	—	—	1,664	—	—	—	1,664
Restricted stock forfeited	1,583	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	482	(27)	(27)
Shares issued for bonus settlement and director stipends	2,685	—	85	—	—	—	85
Balance at September 30, 2023	19,771,636	$20	$448,443	$(19,185)	5,575,275	$(270,417)	$158,861

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring solutions ("RPM"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring solutions in its RPM segment include the monitoring of personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

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

Management's Liquidity Plans and Going Concern Considerations

ASC 205-40, Presentation of Financial Statements – Going Concern, requires Management to assess a Company’s ability to continue as a going concern for a period of one year from the date of financial statement issuance and to provide related footnote disclosures in certain circumstances. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since February 26, 2024, the date the Annual Report on Form 10-K was filed with the SEC, the Company has faced a lengthened time interval between earning revenue and collecting receivables under outstanding contracts with some customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements. This prolonged interval between the Company fulfilling its performance obligations and collecting the cash owed for its services from its customers, which the Company historically has not experienced to this extent, has lengthened collection periods and increased the uncertainty concerning the timing of the collection of these corresponding outstanding contract receivables.

As of the issuance date of these unaudited condensed consolidated financial statements, Management determined that the extended collection periods and uncertainty concerning the timing of the collection of outstanding contract receivables has changed the Company’s forecasts of its ability to meet certain financial covenants in its debt instruments, specifically related to the Total Net Leverage Ratio covenant in the amended Credit Agreement (as defined in Note 9, Debt). As a result, it has been determined that substantial doubt exists about the Company’s ability to meet its obligations as they come due within one year from the date of issuance of these unaudited condensed consolidated financial statements.

While the Company continues to monitor cash generated from operations, available credit, and other liquid assets, sustaining operations relies heavily on the timely collection of contract receivables, which were approximately $110.4 million at September 30, 2024, and compliance with the Total Net Leverage Ratio covenant in its Credit Agreement, as amended to date. Failure to meet this covenant or others could cause obligations under the Revolving Credit Facility (as defined in Note 9, Debt), the Term Loan Facility (as defined in Note 9, Debt), and the Company’s Notes due 2029 (as defined in Note 9, Debt), to become immediately due and payable, and the Company may not have sufficient liquidity to satisfy such obligations. In such event, the Company would expect to be required to restructure its existing debt or seek additional equity or debt financing to meet its obligations and maintain its existence as a going concern.

To address compliance with the financial covenants in the Company's debt instruments for the quarter ended September 30, 2024, the Company entered into Amendment No. 4 (the "Fourth Amendment") to its Credit Agreement on September 30, 2024. This amendment increased the maximum permitted Total Net Leverage Ratio under the amended Credit Agreement for the fiscal quarter ended September 30, 2024 (the "Relief Period") to 6.50:1.00 from 5.25:1.00. As a result of the Fourth Amendment, the Company was in compliance with all of its covenants under the Credit Agreement for the quarter ended September 30, 2024, at which time the Company's Total Net Leverage Ratio was 5.59:1.00. The Company did not amend its Total Net Leverage Ratio for periods beyond September 30, 2024 and may need to do so in order to remain compliant with its covenants for the quarter ended December 31, 2024 and beyond.

Management intends to undertake additional actions including continued discussions with its bank group on a collaborative long-term relief amendment to support ongoing compliance with its financial covenants and take other measures to further address these issues, support the funding of operations and improve liquidity. There can be no assurance, however, that any long-term relief amendment or additional funds will be available when needed on terms acceptable to the Company, or at all, or in an amount sufficient to enable the Company to satisfy its obligations or sustain operations in the future.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available, and for the Company's nonpublic debt are based on lender quotes, when available. See Note 9, Debt, for the fair value of the Company's long-term debt.

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

The Company completed its annual goodwill test on July 1 during which it performed a quantitative test comparing the carrying value of the Company's reporting units with their respective fair value. The fair value of the Company's reporting units was estimated using both the income approach and the market valuation approach. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model are primarily Level 3 inputs and include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The Company’s significant estimates in the market approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

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

Internal-use Software and Cloud Computing Arrangements

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40 and are included within "Property and equipment, net" on the unaudited condensed consolidated balance sheets. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from 3 to 10 years. As of September 30, 2024 and December 31, 2023, capitalized costs associated with the internal-use software, net of accumulated amortization were $26.3 million and $21.3 million, respectively. The amount of accumulated amortization as of September 30, 2024 and December 31, 2023 was $6.7 million and $2.6 million, respectively. Amortization expense during the three months ended September 30, 2024 and 2023 totaled $1.5 million and $0.7 million, respectively, and during the nine months ended September 30, 2024 and 2023, totaled $4.0 million and $1.5 million, respectively.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA include services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of September 30, 2024 and December 31, 2023, capitalized costs associated with CCA, net of accumulated amortization were $12.4 million and $14.6 million, respectively. The amount of accumulated amortization as of September 30, 2024 and December 31, 2023 was $9.0 million and $5.2 million, respectively. Amortization expense during the three months ended September 30, 2024 and 2023, totaled $1.5 million and $0.6 million, respectively, and during the nine months ended September 30, 2024 and 2023, totaled $3.8 million and $1.8 million, respectively.

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

Government Grants

The Company periodically receives government grants and other forms of government assistance which are not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Funding received from governmental entities under government programs generally requires that the recipient attests to and complies with certain terms and conditions of receiving the funding. Government grant distributions have been received primarily under the CARES Act PRF and the ARPA SLFRF to provide economic relief and stimulus to address the health and economic impacts of the COVID-19 pandemic, as well as from other entities that provide funds with specific stipulations on the usage of these funds. Distributions received are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic and provide stimulus to support long-term growth and recovery. When received, these government grants are generally recorded on the unaudited condensed consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they can be recognized on the unaudited condensed consolidated statement of operations. Once recognized, the Company records the funds as "Grant income" if the grant is related to the loss of revenues or as an offset to "Service expense" if the grant is used to offset certain costs for which the grants are intended to compensate. The Company received grant distributions of $2.2 million and $6.5 million during the three months ended September 30, 2024 and 2023, respectively. The Company received grant distributions of $16.2 million and $21.0 million during the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2024, no funds were recognized as grant income and $1.2 million and $19.1 million, respectively, were recognized as an offset to "Service expense." During the three and nine months ended September 30, 2023, $0.6 million and $4.6 million, respectively, were recognized as grant income and $0.9 million and $7.1 million, respectively, were recognized as an offset to "Service expense". The remaining balance is recorded on the unaudited condensed consolidated balance sheets in the "Accrued expenses and other current liabilities" line item until the conditions for recognition have been met. See further information in Note 8, Accrued Expenses and Other Current Liabilities.

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

As a condition of receiving SLFRF distributions, providers must agree to use the funds to respond to the PHE or its negative economic impacts, to respond to workers performing essential work by providing premium pay to eligible workers, and to offset reductions in revenue due to the COVID-19 PHE as stipulated by the states in which the funds were received. All recipients of SLFRF distributions are required to comply with the reporting requirements that the state in which the funds originated requests, in order for the states to meet the requirements as described in the terms and conditions as determined by the Department of the Treasury. The Company is in the process of complying with all known reporting requirements to date.

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

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30, 2024
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$492,253	$188,518	$19,448	$1,818	$702,037

Service expense	436,549	151,745	8,018	1,622	597,934
General and administrative expense	30,758	23,823	4,332	11,990	70,903
Depreciation and amortization	7,645	12,918	7,073	304	27,940
Operating income (loss)	$17,301	$32	$25	$(12,098)	$5,260

Equity in net income (loss) of investee, net of tax	$151	$—	$—	$(2,795)	$(2,644)
Equity investment	$2,026	$—	$—	$33,809	$35,835
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$525,768	$736,854	$232,633	$156,493	$1,651,748

	Nine months ended September 30, 2024
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,462,236	$558,696	$58,575	$5,280	$2,084,787

Service expense	1,288,162	451,049	24,556	5,833	1,769,600
General and administrative expense	95,701	72,152	15,780	40,512	224,145
Depreciation and amortization	22,602	38,506	20,834	853	82,795
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	$55,771	$(3,011)	$(107,897)	$(41,918)	$(97,055)

Equity in net income (loss) of investee, net of tax	$269	$—	$—	$(4,131)	$(3,862)
Equity investment	$2,026	$—	$—	$33,809	$35,835
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$525,768	$736,854	$232,633	$156,493	$1,651,748

	Three months ended September 30, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$485,951	$179,979	$19,779	$1,216	$686,925
Grant income(1)	—	551	—	—	551

Service expense	428,021	143,078	6,934	1,181	579,214
General and administrative expense	25,433	20,252	5,685	18,772	70,142
Depreciation and amortization	6,814	12,850	6,174	239	26,077
Operating income (loss)	$25,683	$4,350	$986	$(18,976)	$12,043

Equity in net income (loss) of investee, net of tax	$142	$—	$—	$(302)	$(160)
Equity investment	$1,552	$—	$—	$43,655	$45,207
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$512,032	$774,731	$346,257	$130,066	$1,763,086

	Nine months ended September 30, 2023
	NEMT	PCS	RPM	Corporate and Other	Total
Service revenue, net	$1,452,389	$534,435	$57,702	$3,812	$2,048,338
Grant income(1)	—	4,649	—	—	4,649

Service expense	1,277,604	417,636	20,129	3,366	1,718,735
General and administrative expense	87,645	63,480	16,781	61,189	229,095
Depreciation and amortization	20,319	38,590	18,087	683	77,679
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	$66,821	$(117,953)	$(43,064)	$(61,426)	$(155,622)

Equity in net income of investee, net of tax	$984	$—	$—	$1,837	$2,821
Equity investment	$1,552	$—	$—	$43,655	$45,207
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$512,032	$774,731	$346,257	$130,066	$1,763,086

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
NEMT capitated contracts	$389,110	$412,762	$1,199,506	$1,239,957
NEMT FFS contracts	103,143	73,189	262,730	212,432
Total NEMT service revenue, net	$492,253	$485,951	$1,462,236	$1,452,389

PCS FFS contracts	188,518	179,979	558,696	534,435
RPM PMPM contracts	19,448	19,779	58,575	57,702
Other service revenue	1,818	1,216	5,280	3,812
Total service revenue, net	$702,037	$686,925	$2,084,787	$2,048,338

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 10.7% and 11.4% were derived from one payor for the three months ended September 30, 2024 and 2023, respectively, and 11.2% and 11.2% were derived from one payor for the nine months ended September 30, 2024 and 2023, respectively. Of the PCS segment's revenue, 12.4% and 11.4% were derived from one payor for the three months ended September 30, 2024 and 2023, respectively, and 12.2% and 11.3% were derived from one payor for the nine months ended September 30, 2024 and 2023, respectively. Of the RPM segment's revenue, 18.6% and 19.3% were derived from one payor for the three months ended September 30, 2024 and 2023, respectively, and 18.7% and 17.4% were derived from one payor for the nine months ended September 30, 2024 and 2023, respectively.

Revenue Adjustments

During the three months ended September 30, 2024 and 2023, the Company recognized a reduction of $4.1 million and a reduction of $2.9 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the nine months ended September 30, 2024 and 2023, the Company recognized an increase of $7.1 million and a reduction of $3.9 million in service revenue, respectively, from contractual adjustments related to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$249,850	$223,506
Allowance for credit losses	(1,167)	(969)
Accounts receivable, net	$248,683	$222,537
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Accrued contract payables(1)	$47,300	$117,488
Contract receivables(2)	$110,431	$143,960
Deferred revenue, current	$3,155	$2,629
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
The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2023	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2024
Reconciliation contract payables	$12,294	$14,097	$(2,010)	$24,381
Profit rebate/corridor contract payables	94,775	(5,221)	(1,992)	87,562
Overpayments and other cash items	10,419	8,319	(2,282)	16,456
Total contract payables	$117,488	$17,195	$(6,284)	$128,399

Reconciliation contract receivables	$57,002	$26,294	$(10,919)	$72,377
Corridor contract receivables	86,958	20,443	(25,500)	81,901
Total contract receivables(1)	$143,960	$46,737	$(36,419)	$154,278

	March 31, 2024	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2024
Reconciliation contract payables	$24,381	$2,680	$(2,333)	$24,728
Profit rebate/corridor contract payables	87,562	(11,364)	(25,990)	50,208
Overpayments and other cash items	16,456	7,024	(11,522)	11,958
Total contract payables	$128,399	$(1,660)	$(39,845)	$86,894

Reconciliation contract receivables	$72,377	$31,996	$(29,788)	$74,585
Corridor contract receivables	81,901	19,734	(10,363)	91,272
Total contract receivables(1)	$154,278	$51,730	$(40,151)	$165,857

	June 30, 2024	Additional Amounts Recorded	Amounts Paid or Settled	September 30, 2024
Reconciliation contract payables	$24,728	$(12,978)	$(935)	$10,815
Profit rebate/corridor contract payables	50,208	(942)	(40,107)	9,159
Overpayments and other cash items	11,958	17,982	(2,614)	27,326
Total contract payables	$86,894	$4,062	$(43,656)	$47,300

Reconciliation contract receivables	$74,585	$30,916	$(52,712)	$52,789
Corridor contract receivables	91,272	18,459	(52,089)	57,642
Total contract receivables	$165,857	$49,375	$(104,801)	$110,431

(1)    Total contract receivables is comprised of the current and long-term contract receivables balances, which are broken out separately on the unaudited condensed consolidated balance sheets. As of September 30, 2024, no portion of the contract receivables balance was classified as long-term. Long-term contract receivables primarily represent future receivable balances on certain risk corridor, profit rebate and reconciliation contracts that may be received in greater than 12 months.

5.    Equity Investment

As of September 30, 2024 and December 31, 2023, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or loss is recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations within its Corporate and Other segment.

The Company's gross share of Matrix's operations for the three months ended September 30, 2024 and 2023 was a loss of $3.9 million and a loss of $0.4 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $2.8 million and a loss of $0.3 million, respectively. The Company's gross share of Matrix's operations for the nine months ended September 30, 2024 and 2023, was a loss of $5.7 million and income of $2.5 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $4.1 million and income of $1.8 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2024 and December 31, 2023 totaled $33.8 million and $39.9 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	September 30, 2024	December 31, 2023
Current assets	$49,951	$112,090
Long-term assets	$349,593	$351,143
Current liabilities	$31,174	$41,584
Long-term liabilities	$273,311	$314,316

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$67,654	$84,395	$235,032	$252,973
Operating income (loss)	$(2,467)	$7,593	$11,821	$32,196
Net income (loss)	$(8,524)	$(239)	$(10,190)	$6,976

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$8,650	$7,231
Prepaid income taxes	8,618	2,418
Deferred ERP implementation costs	4,408	2,875
Deferred financing costs on credit facility	2,876	2,638
Other prepaid expenses	14,096	11,866
Total prepaid expenses and other current assets	$38,648	$27,028

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

Goodwill

During the second quarter of 2024, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included changes in key assumptions from the prior year annual goodwill assessment as a result of lower than anticipated operating results during the first half of 2024 as compared to forecast which resulted in a decrease in the fair value of the Company's RPM reporting unit such that the fair value was less than its carrying value. As a result, during the second quarter of 2024, the Company recorded a non-cash goodwill impairment charge of $105.3 million in the RPM reporting unit. This impairment is recorded in “Impairment of goodwill” on the Company’s unaudited condensed consolidated statement of operations. No further impairment was taken during the three months ended September 30, 2024.

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

After recording the respective impairments of goodwill, the associated reporting units had a combined $545.0 million of goodwill remaining as of September 30, 2024 and $650.3 million as of December 31, 2023. If, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in the estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Changes in the carrying value of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	RPM	Corporate and Other	Total
Goodwill balance as of December 31, 2022, before cumulative loss	$231,186	$552,775	$280,663	$30	$1,064,654
Accumulated loss on impairment	(96,000)	—	—	—	(96,000)
Goodwill balance as of December 31, 2022, after cumulative loss	135,186	552,775	280,663	30	968,654
Impairment of goodwill	—	(137,331)	(45,769)	—	(183,100)
Balance at December 31, 2023	135,186	415,444	234,894	30	785,554
Impairment of goodwill	—	—	(105,302)	—	(105,302)
Balance at September 30, 2024	$135,186	$415,444	$129,592	$30	$680,252

The accumulated impairment losses on goodwill totaled $384.4 million as of September 30, 2024 and $279.1 million as of December 31, 2023.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the three and nine months ended September 30, 2024 that would require an impairment test for the intangible assets.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and related liabilities	$39,834	$48,033
Insurance reserves	30,336	22,014
Accrued interest	28,073	10,498
Accrued legal fees	16,158	10,148
Accrued operating expenses	9,188	15,884
Accrued government grants(1)	7,920	9,156
Deferred revenue	3,155	2,629
Union pension obligation	428	1,573
Other	10,197	7,966
Total accrued expenses and other current liabilities	$145,289	$127,901

(1)     Accrued government grants include payments received from government entities, such as SLFRF or other government assistance funds, to offset increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of September 30, 2024 and December 31, 2023.

9.    Debt

The Company's long-term debt and short-term debt as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

Description	Date of Issuance	September 30, 2024	December 31, 2023
Senior Unsecured Notes
$500.0 million 5.875% due November 15, 2025	11/4/2020	$—	$494,011
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.386%)	8/24/2021	490,910	489,746
Term Loan Facility
$525.0 million SOFR + 4.750% due July 1, 2031(1)	7/1/2024	495,215	—
Total long-term debt		$986,125	$983,757

Revolving Credit Facility	2/3/2022	$228,000	$113,800
Current Portion of Term Loan Facility(2)	7/1/2024	5,250	—
Total short-term debt		$233,250	$113,800

(1)     The $525.0 million Term Loan Facility bears interest at (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement) and matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes (as defined below) remain outstanding on that date.

(2)     The Term Loan Facility requires principal payments of $1.3 million on a quarterly basis and accordingly, a portion of the Term Loan Facility in the amount of $5.3 million is classified as a current liability within the "Short-term debt" line item on the unaudited condensed balance sheets as of September 30, 2024.

Senior Unsecured Notes

The Company pays interest on the senior unsecured notes semi-annually in arrears. Principal payments are not required until the maturity date. Debt issuance costs of $14.5 million in relation to the issuance of the senior unsecured notes due 2025 (the "2025 Notes") were incurred and these costs were deferred and are amortized to interest cost over the term of the 2025 Notes. In connection with the redemption of the 2025 Notes on July 1, 2024 (discussed below), the remaining unamortized debt issuance costs were recognized in the loss on debt extinguishment that was recorded during the third quarter of 2024. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the senior unsecured notes due 2029 (the "2029 Notes" and, together with the 2025 Notes, the "Notes") and these costs were deferred and are amortized to interest cost over the term of the 2029 Notes. As of September 30, 2024, the 2029 Notes had $9.1 million of unamortized deferred issuance costs that were netted against the long-term debt balance on the unaudited condensed consolidated balance sheets.

As of September 30, 2024, the 2025 Notes were fully redeemed and thus had no associated fair value as of that date and as of December 31, 2023, had a fair value of $499.2 million. The fair value of the 2029 Notes as of September 30, 2024 and December 31, 2023 was $315.0 million and $410.0 million, respectively. The fair value of the Notes was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. The indenture covering the Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. The Company was in compliance with all covenants, as amended by the Fourth Amendment to the Credit Agreement discussed in detail in the Revolving Credit Facility section below, as of September 30, 2024.

The 2025 Notes were redeemed in full on July 1, 2024 prior to contractual maturity, at a redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for a total redemption of $507.3 million, plus the payment of approximately $3.8 million in accrued and unpaid interest on the 2025 Notes. As a result of the early redemption of the 2025 Notes, the Company recorded a loss on debt extinguishment of $11.8 million on the unaudited condensed consolidated statements of operations. This loss consisted of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million. The 2025 Notes were redeemed in connection with the funding of the Term Loan Facility discussed below.

Credit Agreement

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

On July 1, 2024, the Company entered into Amendment No. 3 (the "Third Amendment") to the Credit Agreement, which, among other things, extended with respect to the lenders identified in the Third Amendment the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility to February 3, 2028. The existing financial covenants under the amended Credit Agreement were retained for the benefit solely of the Revolving Credit Facility lenders, and the minimum liquidity level required by the Liquidity Covenant was decreased from $100.0 million to $75.0 million. Certain other financial covenants and restrictions were also modified under the amended Credit Agreement, as previously disclosed. The fees associated with the Third Amendment of $0.3 million will be amortized over the life of the Revolving Credit Facility.

On September 30, 2024, the Company entered into Amendment No. 4 (the "Fourth Amendment") to its Credit Agreement, which increased the maximum permitted Total Net Leverage Ratio under the amended Credit Agreement for the fiscal quarter ended September 30, 2024 (the "Relief Period") to 6.50:1.00 from 5.25:1.00. In addition, the Fourth Amendment reduced the minimum interest coverage ratio for the quarter ended September 30, 2024 to 2.00:1.00 and increased the applicable margin on the Revolving Credit Facility by 0.25% until the Company delivers the required financial statements and compliance certificate for the fiscal year ending December 31, 2024.

As of September 30, 2024, the Company had $228.0 million of short-term borrowings outstanding under the Revolving Credit Facility and had $55.6 million of outstanding letters of credit under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding as of September 30, 2024 was 9.3% per annum. As of December 31, 2023, the Company had $113.8 million of short-term borrowings outstanding under the Revolving Credit Facility and had $40.4 million of outstanding letters of credit under the Revolving Credit Facility.

Under the amended Credit Agreement, the Company has an option to request an increase in the amount of the Revolving Credit Facility so long as, after giving effect to the incremental facility, the pro forma secured net leverage ratio does not exceed 2.70:1.00. The Company may prepay the Revolving Credit Facility in whole or in part, at any time without premium or penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in connection with prepayments. The unutilized portion of the commitments under the Revolving Credit Facility may be irrevocably reduced or terminated by the Company at any time without penalty.

Interest on the outstanding principal amount of the loans under the Revolving Credit Facility accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the amended Credit Agreement, in each case, plus an applicable margin. With respect to the loans under the Revolving Credit Facility during the Relief Period as stipulated by the Fourth Amendment, the applicable margin ranges from 2.50% to 4.25% in the case of RFR loans, as defined in the amended Credit Agreement, and 1.50% to 3.25% in the case of the Alternate Base Rate loans, as defined in the amended Credit Agreement, in each case, based on the Company’s Total Net Leverage Ratio. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the Revolving Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 2.50% to 4.25%, respectively, in each case, based on the Company’s Total Net Leverage Ratio.

The amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, give guarantees, pay dividends, sell assets and merge and consolidate. The Company's borrowing capacity under the Revolving Credit Facility is currently limited by, among other covenants, compliance with the Total Net Leverage Ratio covenant and the Liquidity Covenant for each fiscal period. The Company was in compliance with all covenants, as amended by the Fourth Amendment to the Credit Agreement, as of September 30, 2024.

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

Term Loan Facility

On July 1, 2024, the Company, pursuant to the Third Amendment, established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem the Company's 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. The Company paid approximately $24.4 million of deferred issuance costs with respect to the Term Loan Facility. As of September 30, 2024, the Term Loan Facility had $23.2 million of unamortized deferred issuance costs that were netted against the long-term balance on the unaudited condensed consolidated balance sheets. The fair value of the Term Loan Facility as of September 30, 2024 was $523.7 million, which was determined based on lender quotes for the Company's debt, and therefore designated as Level 2 within the fair value hierarchy.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ending September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding on the date of issuance. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) 0.0% if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

Interest on the Term Loan Facility is generally payable quarterly, in arrears, on the outstanding principal amount of the Term Loan Facility at the following rates for the interest period in effect for such borrowing: (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Term Loan Facility is subject to customary representations and warranties, affirmative and negative covenants, and events of default, as defined in the amended Credit Agreement. As of September 30, 2024, the weighted average interest rate on the Term Loan Facility was 10.08%. The amended Credit Agreement, as it relates to the Term Loan Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million.

The Company was in compliance with all covenants, as amended by the Fourth Amendment to the Credit Agreement, as of September 30, 2024.

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

Stock options. The Company recognized immaterial stock-based compensation expense for non-qualified stock options (“NQs”) for the three months and nine months ended September 30, 2024, and 2023, in general and administrative expense. At September 30, 2024, the Company had 50,096 stock options outstanding with a weighted-average exercise price of $116.62.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs"), collectively, of $1.3 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, in general and administrative expense. The Company had 15,948 unvested RSAs and 287,947 unvested RSUs outstanding at September 30, 2024 with a weighted-average grant date fair value of $48.90 and $42.28, respectively.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded a reversal of stock-based compensation expense related to PRSUs of $0.8 million in general and administrative expense for the three months ended September 30, 2024 due to forfeitures that occurred during the period and recorded $0.4 million of stock-based compensation expense for the three months ended September 30, 2023. The Company recorded an immaterial amount of stock-based compensation expense related to PRSUs for the nine months ended September 30, 2024 due to the impact of the reversal of previously recognized stock-based compensation expense during the period from forfeitures and recorded $0.5 million of stock-based compensation expense for the nine months ended September 30, 2023. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 267,345 unvested PRSUs outstanding at September 30, 2024 with a weighted-average grant date fair value of $46.53.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the Plan for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three and nine months ended September 30, 2024 and 2023, the Company recorded an immaterial amount of stock-based compensation expense related to the ESPP. As of September 30, 2024, 966,172 shares remain available for future issuance under the ESPP.

11.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(26,604)	$(4,302)	$(177,788)	$(199,208)

Denominator:
Denominator for basic and diluted earnings per share -- weighted-average shares	14,253,192	14,182,839	14,224,155	14,169,537

Loss per share:
Basic loss per share	$(1.87)	$(0.30)	$(12.50)	$(14.06)
Diluted loss per share	$(1.87)	$(0.30)	$(12.50)	$(14.06)

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

The following weighted-average shares were not included in the computation of diluted loss per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	58,948	90,579	70,183	96,725
Restricted stock awards and restricted stock units	300,752	141,712	290,693	97,719

12.    Income Taxes

The Company’s effective tax rate to arrive at the tax benefit for the three months ended September 30, 2024 and 2023 was 31.6% and 28.6%, respectively, and for the nine months ended September 30, 2024 and 2023 was 1.2% and 2.1%, respectively. For the three and nine months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and nondeductible goodwill impairment. For the three and nine months ended September 30, 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, nondeductible expenses, and the nondeductible goodwill impairment.

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

Since 2017, one of the Company's PCS segment subsidiaries, All Metro Home Care Services of New York, Inc. d/b/a All Metro Health Care (“All Metro”), has been subject to a class action lawsuit in state court claiming that, among other things, All Metro failed to properly pay live-in caregivers who stay in patients’ homes for 24 hours per day (“live-ins”). The Company pays live-ins for 13 hours per day as supported through a written opinion letter from the New York State Department of Labor (“NYSDOL”). The New York Court of Appeals (New York's highest court) in a similar case involving this issue issued an order in 2019 that agreed with the NYSDOL’s interpretation to pay live-ins for 13 hours per day instead of 24 hours if certain conditions were being met. Notwithstanding the court of appeals' order in the similar case, the parties to date have been unable to settle their dispute through mediation or otherwise, and therefore discovery in the matter is continuing. If the plaintiffs prove successful in this class action lawsuit, All Metro may be liable for back wages and liquidated damages dating back to November 2011. All Metro believes that it is and has been in compliance in all material respects with the laws and regulations covering pay for live-in caregivers (including the conditions described by the New York Court of Appeals in its order), intends to continue to defend itself vigorously with respect to this matter, and the Company does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2024 and 2023 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2023. For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q3 2024" and "Q3 2023" mean the three months ended September 30, 2024 and the three months ended September 30, 2023, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to continue as a going concern, ability to meet financial covenants, contracts or market opportunities. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other factors are those summarized under the caption “Summary Risk Factors” in Part I, and described in further detail under the caption “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 31, 2023. Hyperlinks to such sections of our Annual Report are contained in the text included within the quotation marks.

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

Overview of Our Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and remote patient monitoring solutions ("RPM"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s remote patient monitoring solutions in its RPM segment include the monitoring of personal emergency response systems, vitals monitoring and data-driven patient engagement solutions.

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
•a shift in membership dynamics as a result of Medicaid redetermination efforts, the effects of which are largely complete, however there are several states still in process of completing these efforts, which have and may continue to decrease membership levels at our NEMT segment;
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
•uncertain macroeconomic conditions, including rising interest rates, could have an effect on our debt and short-term borrowings, which may have a negative impact on our results; and
•the extended collection periods and uncertainty concerning the timing of the collection of outstanding contract receivables with some customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements.

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

Our business environment is competitive, the structural changes in our industry related to the COVID-19 pandemic have been lasting, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023, impairment tests may be required in addition to the annual impairment testing that occurs on July 1st of each year if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. We monitor the performance of the business and the value of our stock price and estimated fair values of our reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. During the second quarter of 2024, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. These factors included lower than anticipated operating results during the first half of 2024 as compared to forecast. As a result of our quantitative assessment during the second quarter of 2024, we determined that the goodwill at our RPM reporting unit was impaired. See Note 7, Goodwill and Intangible Assets, for additional details.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended September 30, 2024 on our borrowings outstanding under the Credit Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Loss on debt extinguishment. During Q3 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment.

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

Results of Operations

Q3 2024 compared to Q3 2023

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q3 2024 and Q3 2023 (in thousands):

	Three months ended September 30,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$702,037	100.0%	$686,925	100.0%
Grant income	—	—%	551	0.1%

Operating expenses:
Service expense	597,934	85.2%	579,214	84.3%
General and administrative expense	70,903	10.1%	70,142	10.2%
Depreciation and amortization	27,940	4.0%	26,077	3.8%
Total operating expenses	696,777	99.3%	675,433	98.3%

Operating income	5,260	0.7%	12,043	1.8%

Interest expense, net	28,493	4.1%	17,844	2.6%
Loss on debt extinguishment	11,797	1.7%	—	—%
Loss before income taxes and equity method investment	(35,030)	(5.0)%	(5,801)	(0.8)%
Income tax benefit	11,070	1.6%	1,659	0.2%
Equity in net loss of investee, net of tax	(2,644)	(0.4)%	(160)	—%
Net loss	$(26,604)	(3.8)%	$(4,302)	(0.6)%

Service revenue, net. Consolidated service revenue, net, for Q3 2024 increased $15.1 million, or 2.2%, compared to Q3 2023. Service revenue, net increased $6.3 million for our NEMT segment, increased $8.5 million for our PCS segment, and decreased $0.3 million for our RPM segment. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Grant income. We recognized no grant income in Q3 2024 and recognized $0.6 million of grant income in Q3 2023.

Service expense. Service expense components are shown below (in thousands):

	Three months ended September 30,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$383,769	54.7%	$363,594	52.9%
Payroll and related costs	194,904	27.8%	197,009	28.7%
Other service expenses	19,261	2.7%	18,611	2.7%
Total service expense	$597,934	85.2%	$579,214	84.3%

Service expense for Q3 2024 increased $18.7 million, or 3.2%, compared to Q3 2023. Service expense at our NEMT segment increased $8.5 million, service expense at our PCS segment increased $8.7 million and service expense increased at our RPM segment $1.1 million. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q3 2024 increased $0.8 million, or 1.1%, compared to Q3 2023. General and administrative expense at our Corporate and Other segment decreased $6.8 million and at our RPM segment decreased $1.4 million. These decreases were offset by an increase in general and administrative expense at our NEMT segment of $5.3 million along with an increase in general and administrative expense at our PCS segment of $3.6 million. General and administrative expense, expressed as a percentage of service revenue, net decreased to 10.1% for Q3 2024 compared to 10.2% for Q3 2023. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization increased $1.9 million, or 7.1% in Q3 2024 as compared to Q3 2023 primarily related to the depreciation associated with the capitalization of internal use software.

Interest expense, net. Interest expense, net, for Q3 2024 and Q3 2023 was $28.5 million and $17.8 million, respectively, for an increase of $10.6 million, or 59.7% quarter over quarter. During Q3 2024, we incurred $6.6 million and $14.7 million of interest expense related to the 2029 Notes and the Term Loan Facility, respectively. Since the 2025 Notes were redeemed in full on July 1, 2024, and all remaining interest was paid as part of that transaction, there was no interest expense associated with the 2025 Notes during Q3 2024. The remainder of the interest expense in Q3 2024 is related to interest and fees on the Credit Facility, which increased during Q3 2024 due to increased borrowing on the Revolving Credit Facility as compared to Q3 2023. Interest expense is recorded at our Corporate and Other segment.

Loss on debt extinguishment. During Q3 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment. This balance consists of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q3 2024 of $2.6 million and our equity in net loss of investee, net of tax, of $0.2 million for Q3 2023 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rate to arrive at the tax benefit from operations for Q3 2024 and Q3 2023 was 31.6% and 28.6%, respectively. For Q3 2024, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, and nondeductible expenses. For Q3 2023, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes and nondeductible expenses.

Nine months ended September 30, 2024 compared to Nine months ended September 30, 2023

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024, which we refer to as “YTD 2024”, and for the nine months ended September 30, 2023, which we refer to as “YTD 2023” (in thousands):

	Nine months ended September 30,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$2,084,787	100.0%	$2,048,338	100.0%
Grant income	—	—%	4,649	0.2%

Operating expenses:
Service expense	1,769,600	84.9%	1,718,735	83.9%
General and administrative expense	224,145	10.8%	229,095	11.2%
Depreciation and amortization	82,795	4.0%	77,679	3.8%
Impairment of goodwill	105,302	5.1%	183,100	8.9%
Total operating expenses	2,181,842	104.7%	2,208,609	107.8%

Operating loss	(97,055)	(4.7)%	(155,622)	(7.6)%

Interest expense, net	67,129	3.2%	50,769	2.5%
Loss on debt extinguishment	11,797	0.6%	—	—%
Loss before income taxes and equity method investment	(175,981)	(8.4)%	(206,391)	(10.1)%
Income tax benefit	2,055	0.1%	4,362	0.2%
Equity in net income (loss) of investee, net of tax	(3,862)	(0.2)%	2,821	0.1%
Net loss	$(177,788)	(8.5)%	$(199,208)	(9.7)%

Service revenue, net. Consolidated service revenue, net, for YTD 2024 increased $36.4 million, or 1.8%, compared to YTD 2023. This change consists of an increase in revenue of $9.8 million at our NEMT segment, an increase in revenue of $24.3 million at our PCS segment, and an increase in revenue of $0.9 million at our RPM segment. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

Grant income. While we received approximately $16.2 million in grant distributions during YTD 2024, we did not recognize grant income, but recognized a portion of these funds as an offset to service expense once they met the conditions for recognition. We received $21.0 million in grant distributions during YTD 2023 and recognized $4.6 million in grant income, with the difference being recognized either as an offset to service expense, if we incurred the expense for which the grants were intended to compensate, or as an accrued expense, if we have not yet incurred the expense for which the grants were intended to compensate. These funds were received by our NEMT and PCS segments and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19 and/or meet the eligibility requirements of the related fund.

Service expense. Service expense components are shown below (in thousands):

	Nine months ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Purchased services	$1,119,248	53.7%	$1,085,206	53.0%
Payroll and related costs	589,373	28.3%	579,571	28.3%
Other service expenses	60,979	2.9%	53,958	2.6%
Total service expense	$1,769,600	84.9%	$1,718,735	83.9%

Service expense for YTD 2024 increased $50.9 million, or 3.0%, compared to YTD 2023 primarily due to higher purchased services for our NEMT segment of $34.0 million related to an increase in transportation costs. Payroll and related costs across all segments increased $9.8 million, which was driven by an increase in payroll and related costs of $33.8 million at our PCS and RPM segments, which was partially offset by a decrease in payroll and related costs of $24.2 million at our NEMT segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for YTD 2024 decreased $5.0 million, or 2.2%, compared to YTD 2023. General and administrative expense at our Corporate and Other segment decreased $20.7 million and at our RPM segment decreased $1.0 million, which was offset by an increase in general and administrative expense at our NEMT segment of $8.1 million along with an increase in general and administrative expense at our PCS segment of $8.7 million. General and administrative expense, expressed as a percentage of service revenue, net decreased to 10.8% for YTD 2024 compared to 11.2% for YTD 2023. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization increased $5.1 million, or 6.6% in YTD 2024 as compared to YTD 2023, primarily associated with the capitalization of internal use software.

Impairment of goodwill. Impairment of goodwill for YTD 2024 and YTD 2023 was $105.3 million and $183.1 million, respectively, and was driven by goodwill impairments that were recorded at our RPM reporting unit during YTD 2024 and at our PCS and RPM reporting units during YTD 2023. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net for YTD 2024 and YTD 2023 was $67.1 million and $50.8 million, respectively, for an increase of $16.4 million, or 32.2% year over year. During YTD 2024, we incurred $16.3 million, $19.9 million and $14.7 million of interest expense related to the 2025 Notes, the 2029 Notes, and the Term Loan Facility, respectively. The remainder of the interest expense during YTD 2024 is related to interest and fees on the amended Credit Facility, which increased during YTD 2024 due to increased borrowing on the Revolving Credit Facility as compared to YTD 2023. Interest expense is recorded at our Corporate and Other segment.

Loss on debt extinguishment. During Q3 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment. This balance consists of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax for YTD 2024 of $3.9 million and our equity in net income of investee, net of tax for YTD 2023 of $2.8 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rate to arrive at the tax benefit from operations for YTD 2024 and YTD 2023 was a tax benefit of 1.2% and 2.1%, respectively. The YTD 2024 effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment. The YTD 2023 effective tax rate differed from the U.S. federal statutory rate primarily due to the nondeductible goodwill impairment.

Results of Operations - Segments

The following tables set forth certain financial information attributable to our business segments for the three and nine months ended September 30, 2024 and 2023:

NEMT Segment

(in thousands, except for revenue per member per month, revenue per trip, and service expense per trip)

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$492,253	100.0%	$485,951	100.0%	$1,462,236	100.0%	$1,452,389	100.0%

Service expense	436,549	88.7%	428,021	88.1%	1,288,162	88.1%	1,277,604	88.0%
General and administrative expense	30,758	6.2%	25,433	5.2%	95,701	6.5%	87,645	6.0%
Depreciation and amortization	7,645	1.6%	6,814	1.4%	22,602	1.5%	20,319	1.4%
Operating income	$17,301	3.5%	$25,683	5.3%	$55,771	3.8%	$66,821	4.6%

Business Metrics(1)
Total paid trips	9,418		8,824		27,257		25,761
Average monthly members	30,023		33,660		29,599		33,892

Revenue per member per month	$5.47		$4.81		$5.49		$4.76
Revenue per trip	$52.27		$55.07		$53.65		$56.38
Service expense per trip	$46.35		$48.51		$47.26		$49.59
Utilization	10.5%		8.7%		10.2%		8.4%

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

Service revenue, net. Service revenue, net, remained consistent in Q3 2024 as compared to Q3 2023, with an increase of 1.3%, and remained consistent in YTD 2024 as compared to YTD 2023, with an increase of 0.7%. While average monthly membership decreased 10.8% and 12.7% for the QTD and YTD periods, respectively, the revenue received per member per month increased by 13.7% and 15.3% over the same periods, helping to maintain a consistent revenue level. Revenue per member per month is driven by increases in trip volume. These two factors are correlated due to contract repricing and the partial pass-through of costs associated with our reconciliation, risk corridor, and/or profit rebate contracts (which are considered shared-risk contracts due to the reconciliation provisions).

The change in average monthly members is correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared risk of transportation volumes. Declines in membership over the periods presented were anticipated and related to Medicaid redetermination, along with certain contract losses. While membership decreased, revenue had an offsetting increase due to increases in the average rate received per member, which increases in line with increases in utilization or trip volume from our shared risk contracts. As most of our capitated contracts have been restructured to a shared risk format, revenue remained consistent despite the decline in membership. Increases in trip volume also positively affected revenue from fee-for-service contracts due to a larger number of services performed.

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

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$383,769	78.0%	$363,594	74.8%	$1,119,248	76.5%	$1,085,206	74.7%
Payroll and related costs	40,383	8.2%	51,655	10.6%	131,160	9.0%	155,388	10.7%
Other service expenses	12,397	2.5%	12,772	2.6%	37,754	2.6%	37,010	2.5%
Total service expense	$436,549	88.7%	$428,021	88.1%	$1,288,162	88.1%	$1,277,604	88.0%

Service expense increased $8.5 million, or 2.0%, for Q3 2024 as compared to Q3 2023, primarily related to an increase in purchased services of $20.2 million, or 5.5%, which was partially offset by a decrease in payroll and related costs of $11.3 million, or 21.8%. Service expense increased $10.6 million, or 0.8%, for YTD 2024 as compared to YTD 2023, primarily related to an increase in purchased services of $34.0 million, or 3.1%, which was offset by a decrease in payroll and related costs of $24.2 million, or 15.6%. The decrease in payroll and related costs over both periods demonstrates ongoing improvements from cost optimization and digitization efforts in our contact centers. Purchased services costs increased with the 6.7% higher trip volume for Q3 2024 as compared to Q3 2023 and the 5.8% higher trip volume for YTD 2024 as compared to YTD 2023. This is partially offset by lower purchased services cost per trip, due to reduction in trip expense from the implementation of our multi-modal strategy.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased $5.3 million, or 20.9%, for Q3 2024 as compared to Q3 2023 and increased $8.1 million, or 9.2%, for YTD 2024 as compared to YTD 2023. The increases are primarily related to higher salaries for administrative employees during both periods.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.8 million, or 12.2%, for Q3 2024 as compared to Q3 2023 and increased $2.3 million, or 11.2%, for YTD 2024 as compared to YTD 2023. Both increases are primarily associated with the depreciation expense recorded as a result of additional investment in internal use software.

PCS Segment

(in thousands, except service revenue per hour and service expense per hour)

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$188,518	100.0%	$179,979	100.0%	$558,696	100.0%	$534,435	100.0%
Grant income	—	—%	551	0.3%	—	—%	4,649	0.9%

Service expense	151,745	80.5%	143,078	79.5%	451,049	80.7%	417,636	78.1%
General and administrative expense	23,823	12.6%	20,252	11.3%	72,152	12.9%	63,480	11.9%
Depreciation and amortization	12,918	6.9%	12,850	7.1%	38,506	6.9%	38,590	7.2%
Impairment of goodwill	—	—%	—	—%	—	—%	137,331	25.7%
Operating income (loss)	$32	—%	$4,350	2.4%	$(3,011)	(0.5)%	$(117,953)	(22.1)%

Business Metrics(1)
Total hours	7,174		6,995		21,187		20,752
Service revenue per hour	$26.28		$25.73		$26.37		$25.75
Service expense per hour	$21.15		$20.45		$21.29		$20.13

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, increased $8.5 million, or 4.7%, for Q3 2024, as compared to Q3 2023, primarily due to 2.6% higher hours worked by personal care providers, as well as 2.1% higher rates earned per hour. Service revenue, net, increased $24.3 million, or 4.5%, for YTD 2024 as compared to YTD 2023, primarily due to 2.1% higher hours worked by personal care providers, as well as 2.4% higher rates earned per hour during the same period.

Grant income. During Q3 2024 and YTD 2024, we did not recognize grant income and during Q3 2023 and YTD 2023, we recognized $0.6 million and $4.6 million, respectively, related to government grant distributions received, primarily from the ARPA SLFRF. See discussion in the consolidated Results of Operations section for more information.

Service expense. Service expense for our PCS segment primarily consists of wages for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$150,132	79.6%	$141,921	78.9%	$444,923	79.6%	$413,995	77.5%
Other service expenses	1,613	0.9%	1,157	0.6%	6,126	1.1%	3,641	0.7%
Total service expense	$151,745	80.5%	$143,078	79.5%	$451,049	80.7%	$417,636	78.1%

Service expense for Q3 2024 increased $8.7 million, or 6.1%, as compared to Q3 2023, primarily as a result of a 3.4% increase in service expense per hour, as well as a 2.6% increase in hours of service provided. Service expense for YTD 2024 increased $33.4 million, or 8.0%, as compared to YTD 2023, primarily as a result of a 5.8% increase in service expense per hour, as well as a 2.1% increase in hours of service provided. The increases in service expense per hour are driven primarily by increased wage rates for our caregivers, predominately from wage increases in New York, New Jersey, and West Virginia.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased $3.6 million, or 17.6%, for Q3 2024 as compared to Q3 2023 and general and administrative expense increased $8.7 million, or 13.7%, for YTD 2024 as compared to YTD 2023. The increases are primarily related to increased legal fees from various audits and legal proceedings as well as increased software maintenance expense related to the implementation of a home care platform in certain markets in Q3 2024.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for Q3 2024 as compared to Q3 2023 and for YTD 2024 as compared to YTD 2023. This balance primarily consists of amortization expense on the payor network intangible asset.

Impairment of goodwill. During Q3 2024 and Q3 2023, we did not record any impairment charge on the goodwill at our PCS reporting unit. During YTD 2024 we also did not record any impairment charge on the goodwill at our PCS reporting unit. During YTD 2023, as a result of our quantitative goodwill assessment on July 1, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $137.3 million. See Note 7, Goodwill and Intangible Assets for additional details.

RPM Segment

(in thousands, except Revenue per member per month and Service expense per member per month)

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$19,448	100.0%	$19,779	100.0%	$58,575	100.0%	$57,702	100.0%

Service expense	8,018	41.2%	6,934	35.1%	24,556	41.9%	20,129	34.9%
General and administrative expense	4,332	22.3%	5,685	28.7%	15,780	26.9%	16,781	29.1%
Depreciation and amortization	7,073	36.4%	6,174	31.2%	20,834	35.6%	18,087	31.3%
Impairment of goodwill	—	—%	—	—%	105,302	179.8%	45,769	79.3%
Operating income (loss)	$25	0.1%	$986	5.0%	$(107,897)	(184.2)%	$(43,064)	(74.6)%

Business Metrics(1)
Average monthly members	246		247		247		241
Revenue per member per month	$26.35		$26.69		$26.35		$26.60
Service expense per member per month	$10.86		$9.36		$11.05		$9.28

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

Service revenue, net. RPM contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue is generally driven by the number of enrolled members and the rate received per member per month. Service revenue, net, decreased $0.3 million, or 1.7%, for Q3 2024 as compared to Q3 2023, primarily related to a 1.3% decrease in revenue per member per month paired with a small decrease in average monthly members. Service revenue, net, increased $0.9 million, or 1.5%, for YTD 2024 as compared to YTD 2023, primarily related to a 2.5% increase in average monthly members from YTD 2023 to YTD 2024.

Service expense. Service expense for our RPM segment primarily consists of salaries for the employees providing the remote monitoring services as well as occupancy costs. Service expense components for the RPM segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$4,281	22.0%	$3,414	17.3%	$12,850	21.9%	$9,941	17.2%
Other service expenses	3,737	19.2%	3,520	17.8%	11,706	20.0%	10,188	17.7%
Total service expense	$8,018	41.2%	$6,934	35.1%	$24,556	41.9%	$20,129	34.9%

Service expense increased $1.1 million, or 15.6%, for Q3 2024 as compared to Q3 2023, primarily related to an increase of $0.9 million, or 25.4%, in payroll and related costs. Service expense increased $4.4 million, or 22.0%, for YTD 2024 as compared to YTD 2023, primarily related to an increase of $2.9 million, or 29.3%, in payroll and related costs. Payroll and related costs increased due to increased wages and benefits for our monitoring employees as well as increased device installation costs.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense for Q3 2024 decreased as compared to Q3 2023 by $1.4 million, or 23.8%. General and administrative expense for YTD 2024 decreased as compared to YTD 2023 by $1.0 million, or 6.0%.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million, or 14.6%, for Q3 2024 as compared to Q3 2023, and increased $2.7 million, or 15.2%, for YTD 2024 as compared to YTD 2023, primarily related to additional depreciation expense on an increased number of RPM devices used to service the 2.5% increase in average monthly members from YTD 2023.

Impairment of goodwill. During Q3 2024 and Q3 2023, we did not record any impairment charge on the goodwill at our RPM reporting unit. During YTD 2024 and YTD 2023, as a result of our quantitative goodwill assessment on July 1, we determined that the goodwill within our RPM reporting unit was impaired which resulted in an impairment of goodwill charge of $105.3 million and $45.8 million, respectively. See Note 7, Goodwill and Intangible Assets for additional details.

Corporate and Other Segment

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service revenue, net	$1,818	$1,216	$5,280	$3,812

Service expense	1,622	1,181	5,833	3,366
General and administrative expense	11,990	18,772	40,512	61,189
Depreciation and amortization	304	239	853	683
Operating loss	$(12,098)	$(18,976)	$(41,918)	$(61,426)

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

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment includes costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a minimal amount related to depreciation. The general and administrative expense decreased $6.8 million, or 36.1%, for Q3 2024 as compared to Q3 2023 and decreased $20.7 million, or 33.8%, for YTD 2024 as compared to YTD 2023. This decrease is primarily related to lower professional service costs and lower legal fees, which were higher in the prior year due to executive departure.

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

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts and costs associated with our strategic initiatives. We expect to meet our short-term cash requirements through available cash on hand, cash generated from operations, net of capital expenditures, and borrowings under our Revolving Credit Facility (as defined below). For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash used in operating activities during the nine months ended September 30, 2024 was $36.5 million. Our balance of cash and cash equivalents, excluding restricted cash, was $48.3 million and $2.2 million at September 30, 2024 and December 31, 2023, respectively. We had restricted cash of $0.5 million and $0.6 million at September 30, 2024 and December 31, 2023, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2024 cash flows compared to YTD 2023

Operating activities. Cash used in operating activities was $36.5 million for YTD 2024 compared to cash used in operating activities of $57.3 million for YTD 2023. The decrease in cash used of $20.9 million between periods was primarily a result of an increase in cash provided by changes in operating assets and liabilities of $43.6 million. The changes in operating assets and liabilities were partly driven by an increase in cash collected from contract receivables during YTD 2024 of $91.7 million on certain risk corridor and reconciliation contracts. This increase from the changes in operating assets and liabilities is partially offset by an increase in the accounts receivable and other receivables balance of $48.2 million primarily related to the timing of cash receipts on our trade accounts receivable and other receivables, as well as a decrease in our contract payables of $9.5 million related to payments made on certain risk corridor and reconciliation contracts as compared to YTD 2023.

Investing activities. Net cash used in investing activities was $22.3 million in YTD 2024, which decreased by $8.9 million as compared to YTD 2023. This decrease is related to less cash spent on purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $104.8 million for YTD 2024, compared to $82.1 million for YTD 2023. The increase of $22.7 million was primarily a result of the issuance of a Term Loan Facility in the aggregate principal amount of $525.0 million which was partially offset by the redemption of our 2025 Notes for $507.3 million. The increase is also driven by an increase of $31.2 million in net proceeds from our short-term borrowing on our Revolving Credit Facility during YTD 2024 as compared to YTD 2023, partially offset by higher debt issuance costs of $25.1 million related to the Third and Fourth Amendments to the Credit Agreement.

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

On July 1, 2024, we entered into the Third Amendment to the Credit Agreement, which, among other things, extended with respect to the lenders identified in the Third Amendment the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility to February 3, 2028. The existing financial covenants under the amended Credit Agreement were retained for the benefit solely of the Revolving Credit Facility lenders, and the minimum liquidity level required by the Liquidity Covenant was decreased from $100.0 million to $75.0 million. Certain other financial covenants and restrictions under the Credit Agreement were also modified by the Third Amendment, as previously disclosed. The fees associated with the Third Amendment of $0.3 million will be amortized over the life of the Revolving Credit Facility.

On September 30, 2024, we entered into the Fourth Amendment to the Credit Agreement, which amended the maximum permitted Total Net Leverage Ratio under the amended Credit Agreement for the fiscal quarter ended September 30, 2024 to 6.50:1.00. In addition, the Fourth Amendment reduced the minimum interest coverage ratio for the quarter ended September 30, 2024 to 2.00:1.00 and increased the applicable margin on the Revolving Credit Facility by 0.25% until we deliver the required financial statements and compliance certificate for the fiscal year ending December 31, 2024.

As of September 30, 2024, we were in compliance with all covenants contained in the amended Credit Agreement and our Total Net Leverage Ratio was 5.59:1.00.

Term Loan Facility. On July 1, 2024, pursuant to the Third Amendment, we established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem our 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. We incurred approximately $24.4 million of deferred financing costs with respect to the Term Loan Facility.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ending September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding on the date of issuance. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) 0.0% if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

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

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. Our liquidity position is supported by management of liquid assets and current liabilities and access to alternative sources of funds. Liquid assets include cash and cash equivalents, excluding restricted cash, of $48.3 million and accounts receivable, contract receivables, and other receivables of $375.9 million as of September 30, 2024. Current liabilities, which totaled $768.8 million at period end as detailed in the table below, included $83.5 million in guarantees and letters of credit that are not expected to be settled in cash. Other sources of liquidity include amounts currently available under our Revolving Credit Facility and expected future cash generated from operations. As of September 30, 2024, we had amounts available under our Revolving Credit Facility of up to approximately $41.4 million.

Management’s assessment of our liquidity is highly dependent on our ability to meet operating forecasts, including cash generated by operations, and manage working capital, including specifically the timely collection of outstanding contract receivables, which were $110.4 million at September 30, 2024. During YTD 2024, we have faced a lengthened time interval between earning revenue and collecting receivables under outstanding contracts with customers due to complexities in

Medicare, Medicaid, and nongovernmental payor arrangements. This prolonged interval between fulfilling our performance obligations and collecting the cash owed for our services, which we have not historically experienced to this extent, has lengthened overall collection periods and increased the uncertainty concerning the timing of the collection of these outstanding contract receivables.

As of the issuance date of these unaudited condensed consolidated financial statements, Management determined that the extended collection periods and uncertainty concerning the timing of the collection of outstanding contract receivables has changed our forecasts of our ability to meet certain financial covenants in our debt instruments, specifically related to our Total Net Leverage Ratio covenant in our amended Credit Agreement. As a result, it has been determined that substantial doubt exists about our ability to meet our obligations as they come due within one year from the date of issuance of these unaudited condensed consolidated financial statements.

While we continue to monitor cash generated from operations, available credit, and other liquid assets, sustaining operations relies heavily on the timely collection of contract receivables and compliance with the Total Net Leverage Ratio covenant in our Credit Agreement, as amended to date. Failure to meet this covenant or others could cause our obligations under the Revolving Credit Facility, Term Loan Facility, and the Company’s Notes due 2029 to become immediately due and payable, and we may not have sufficient liquidity to satisfy such obligations. In such event, we would expect to be required to restructure our existing debt or seek additional equity or debt financing to meet our obligations and maintain our existence as a going concern.

To address our compliance with the financial covenants in our debt instruments for the quarter ended September 30, 2024, we entered into the Fourth Amendment to our Credit Agreement on September 30, 2024. This amendment increased the maximum permitted Total Net Leverage Ratio under the amended Credit Agreement for the fiscal quarter ended September 30, 2024 to 6.50:1.00 from 5.25:1.00. As a result of the Fourth Amendment, we were in compliance with all of our covenants under the Credit Agreement for the quarter ended September 30, 2024.

Management intends to undertake additional actions including continuing our discussions with our bank group on a collaborative long-term relief amendment to support ongoing compliance with financial covenants and take other measures to further address these issues, support the funding of operations and improve liquidity. There can be no assurance, however, that any long-term relief amendment or additional funds will be available when needed on terms acceptable to us, or at all, or in an amount sufficient to enable us to satisfy our obligations or sustain operations in the future.

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

We have cash requirements of $768.8 million due in one year or less in addition to $1,371.3 million due in more than one year as of September 30, 2024. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of September 30, 2024 (in thousands):

	At September 30, 2024
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$500,000	$—	$500,000
Term Loan Facility(1)	523,688	5,250	518,438
Revolving Credit Facility(1)	228,000	228,000	—
Interest(2)	372,290	91,399	280,891
Contracts payable(3)	47,300	47,300	—
Transportation costs(4)	95,023	95,023	—
Deferred tax liabilities(5)	32,831	—	32,831
Operating leases(6)	42,912	8,548	34,364
Guarantees(7)	32,704	27,954	4,750
Letters of credit(7)	55,556	55,556	—
Purchased service commitment(8)	12,375	12,375	—
Other current cash obligations(9)	197,398	197,398	—
Total	$2,140,077	$768,803	$1,371,274

(1)See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes, Term Loan Facility, and Revolving Credit Facility and the timing of expected future payments.
(2)Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of September 30, 2024. Interest payments on our Term Loan Facility are typically paid quarterly in arrears and have been calculated at the SOFR-based benchmark plus the applicable margin of 4.75% as of September 30, 2024. Interest payments on our Revolving Credit Facility have been calculated by taking the expected borrowing on the Revolving Credit Facility for the next year at the weighted average interest rate of borrowings outstanding as of September 30, 2024 of 9.3%.
(3)See Note 4 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.
(4)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2023 filed on February 26, 2024 for further detail of our accrued transportation cost.
(5)Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
(6)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 15 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Form 10-K for the year ended December 31, 2023 filed on February 26, 2024 for further detail of our operating leases.
(7)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our Revolving Credit Facility and reduced our availability under the related Credit Agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
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
(9)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of September 30, 2024, including accounts payable and accrued expenses as detailed at Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Our primary sources of funding include operating cash flows, available borrowing capacity under the Revolving Credit Facility and access to capital markets. In addition, there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Except as disclosed herein, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Refer to Note 2, “Significant Accounting Policies and Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K for a description of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since the 2023 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Revolving Credit Facility and our Term Loan Facility, which have variable interest rates that may increase. We had a combined $233.3 million of short-term debt outstanding on the Revolving Credit Facility and Term Loan Facility and $55.6 million of outstanding letters of credit under the Revolving Credit Facility at September 30, 2024. Interest rates on the outstanding principal amount of the Revolving Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. Interest rates on the outstanding principal amount of the Term Loan Facility vary and accrue at a per annum rate equal to the SOFR-based benchmark, a prime rate, or other alternate base rate, as applicable and each as defined in the amended Credit Agreement, in each case plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of September 30, 2024 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $2.3 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that, to the extent of the material weaknesses identified in internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, such disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
During the fiscal quarter ended September 30, 2024, management began executing on the newly designed internal controls and supporting processes to address the material weaknesses in internal control over financial reporting at the Company's PCS segment as described in our Annual Report on Form 10-K for the year ended December 31, 2023. The remediation plan put into place by management includes working with an independent third-party internal control specialist to lead the remediation efforts as well as the addition of resources within the organization to improve structure and help mitigate risks previously identified. The approach to the remediation plan is uniform and enterprise-wide to eliminate future enterprise risk and strengthen the Company's overall internal control over financial reporting. Key focus areas have been identified as general information technology control (GITC) deficiencies, namely change management controls and logical access controls, and process-level controls activities in the Company's revenue processes and payroll processes within the PCS segment.
To that effect, the Company has:
•Successfully brought the remaining PCS business unit onto an existing payroll system, creating standard systems, processes, and controls related to payroll across the PCS segment;
•Successfully brought the remaining PCS business unit onto the existing PCS revenue and billing system, creating standard systems, processes, and controls related to revenue and billing across the PCS segment;
•Executed on test of design for newly designed controls and processes in payroll and revenue.

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

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. The discussion of the risks included under that caption in our Annual Report remains current in all material respects, and there have been no material changes from the risk factors disclosed in the Annual Report, except as otherwise set forth below:

Substantial doubt exists about our ability to meet our obligations as they come due within one year from the date of issuance of the financial statements included within this report, the existence of which may have a material adverse effect on our stock price, our ability to raise capital or enter into strategic transactions, and our relationships with key stakeholders.

As discussed in Note 1, Management's Liquidity Plans and Going Concern Considerations, to the unaudited financial statements included in this report, and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in this report, the Company has faced a lengthened time interval between earning revenue and collecting receivables under outstanding contracts with some of its customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements. This prolonged interval between the Company fulfilling its performance obligations and collecting the cash owed for its services from its customers has lengthened collection periods and increased the uncertainty concerning the timing of the collection of these corresponding outstanding contract receivables. The extended collection periods and uncertainty concerning the timing of the collection of outstanding contract receivables has changed the Company’s forecasts of, among other things, its ability to meet the Company’s Total Net Leverage Ratio financial covenant in its amended Credit Agreement. Any failure to maintain compliance with such financial or other covenant could cause the Company’s obligations under the Credit Agreement and the Company’s Notes due 2029 to become immediately due and payable, and the Company may not have sufficient liquidity to satisfy such obligations. As a result, it has been determined that substantial doubt exists about the Company’s ability to meet its obligations as they come due within one year from the date of issuance of the financial statements included in this report.

The Company is analyzing various alternatives to support ongoing compliance with financial covenants and the continued funding of operations and to improve liquidity, including continuing discussions with the Company’s bank group on a collaborative long-term relief amendment with respect to the Company’s financial covenants. There can be no assurance, however, that any long-term relief amendment, additional funds or strategic transactions will be available when needed on terms acceptable to the Company, or at all, or in an amount sufficient to enable the Company to satisfy its obligations or sustain operations in the future. In addition, if the Company issues equity to raise funds, these securities may have rights, preferences, or privileges senior to those of the Company’s common stock, and the Company’s current stockholders may experience dilution.

Furthermore, as a result of the determination itself that substantial doubt exists about the Company’s ability to meet its obligations as they come due within one year from the date of issuance of the financial statements included in this report, there may be material adverse impacts to the Company’s stock price, the Company’s ability to raise capital or enter into strategic transactions on terms acceptable to the Company or at all, or the Company’s relationships with its key stakeholders. If the Company is unable to obtain sufficient, timely financial resources and improve liquidity, its business, results of operations, financial condition, and cash flows could be materially and adversely affected. Any of these adverse impacts could result in a significant or complete loss of your investment.

The risk factors discussed by us do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 3, dated as of July 1, 2024, to Credit Agreement, dated as of February 3, 2022, among ModivCare Inc., the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 3, 2024).

10.2*
Amendment No. 4, dated as of September 30, 2024, to Credit Agreement, dated as of February 3, 2022, among ModivCare Inc., the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

ModivCare Inc.

Date: November 6, 2024	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Barbara Gutierrez
Barbara Gutierrez Chief Financial Officer
(Principal Financial Officer)