Form 10-K
period 2024-12-31
ModivCare Inc
filed 2025-03-06
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

(720) 258-2130
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold on The NASDAQ Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $291.8 million.

As of February 21, 2025, there were 14,340,049 shares outstanding (excluding treasury shares of 5,420,769) of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Annual Report on Form 10-K: the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission under cover of Schedule 14A with respect to the registrant’s 2025 Annual Meeting of Stockholders; provided, however, that if such proxy statement is not filed on or before April 30, 2025, such information will be included in an amendment to this Annual Report on Form 10-K filed on or before such date.

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
•inadequacies in, or security breaches of, our information technology systems, including the systems intended to protect our own, our clients’, our consumers', and our employees' confidential information; and
•the effects of any public health emergency;

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
•any failure to successfully implement our business plan, including planned strategic divestitures of certain assets;
•historical operating losses and negative cash flow and any failure to improve our financial condition;
•significant turnover of our senior management team and across our organization;
•ongoing negotiations related to new capital investments may require a substantial portion of time from our management; and
•pandemics and other infectious diseases;

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
•the extended collection periods and uncertainty concerning the timing of the collection of outstanding contract receivables; and
•any misclassification of the drivers we engage as independent contractors rather than as employees; and
•significant interruptions in our communication and data services;

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

Risks Related to Our Monitoring Segment

•our operating in the competitive patient monitoring industry, and failing to develop and enhance related technology applications; and
•any failure to innovate and provide services that are useful to customers and to achieve and maintain market acceptance;

Risks Related to Our Corporate and Other Segment

•our lack of sole decision-making authority with respect to our minority investment in Matrix and any failure by Matrix to achieve positive financial position and results of operations;
•our investment in innovation includes a management services organization ("MSO") - professional corporation ("PC") model, whereby the PC is owned and operated by a licensed physician and provides virtual clinical care management services, and the MSO provides administrative services under an administrative services agreement, which could become subject to legal challenges;
•the PC and medical practitioners providing virtual clinical care services may become subject to medical liability claims which may impact their ability to deliver the service; and
•failure for telehealth flexibilities currently permitted under the Consolidated Appropriations Act of 2023 to be extended, which would limit our ability for new patient encounters to occur;

Risks Related to Governmental Regulations

•the cost of our compliance or non-compliance with existing laws;
•changes to the healthcare regulatory landscape applicable to our businesses including the final rule by the Centers for Medicare and Medicaid Services ("CMS") titled Ensuring Access to Medicaid Services Final Rule;
•a loss of Medicaid coverage by Medicaid beneficiaries as a result of state Medicaid eligibility redetermination processes;
•changes in budgetary priorities of the government entities or private insurance programs that fund our services;
•regulations relating to privacy and security of patient and service user information, including recent and future revisions to the HIPAA Rules related to reproductive health and cybersecurity, among others;
•any failure to comply with applicable interoperability and information blocking rules and nondiscrimination requirements;
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
•inability to generate sufficient cash to service all of our indebtedness which may require us to raise additional capital in the future;
•any expiration of our Credit Agreement (as defined below) or loss of available financing alternatives;
•our ability to incur substantial additional indebtedness; and
•our substantial doubt about our ability to meet our obligations as they come due within one year from the date of issuance of the financial statements included within this report;

Risks Related to Our Common Stock

•any failure to successfully remediate any control deficiency or material weakness in our internal control over financial reporting;
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

Item 1.     Business.

Overview

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and in-home monitoring solutions ("Monitoring"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing, and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s in-home monitoring solutions in its Monitoring segment include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

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

ModivCare has grown its business since its IPO into the company it is today through organic growth as well as a series of acquisitions of companies operating primarily in related, or tangentially related, industries, as follows, with respect to its continuing operations:

•In December 2007, we acquired all of the outstanding equity of Charter LCI Corporation, the parent company of LogistiCare, Inc. (now ModivCare Solutions, LLC), which formed the foundation of our NEMT segment operations, for cash and 418,952 shares of our common stock totaling approximately $220.0 million;
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
•In May 2020, we acquired all of the outstanding equity of National MedTrans, LLC, which expanded our NEMT business to include more than five million trips to its approximately two million members on behalf of state Medicaid agencies and Managed Care Organizations (MCOs) across 12 states, for cash totaling approximately $80.0 million;
•In November 2020, we acquired all of the outstanding equity of OEP AM, Inc., a Delaware corporation doing business as Simplura Health Group, or Simplura, which formed the foundation of our PCS segment operations, for cash totaling approximately $575.0 million subject to customary adjustments;
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
•In September 2021, we acquired all of the outstanding equity of VRI Intermediate Holdings, LLC, or VRI, which formed the foundation of our Monitoring segment operations, for cash totaling approximately $315.0 million subject to customary adjustments;

•In May 2022, we acquired all of the outstanding equity of Guardian Medical Monitoring, or GMM, which expanded our Monitoring segment operations, for cash totaling approximately $71.3 million subject to customary adjustments;
•In May 2022, we acquired customer contracts from an entity in the personal care industry, which expanded our PCS segment operations, for cash totaling approximately $7.6 million subject to customary adjustments; and
•In March 2023, we acquired developed technology in our Corporate and Other segment as an investment in innovation related to expanding our virtual care, digital engagement, monitoring capabilities, and member insights and analytics.

Our Strategies

ModivCare has grown from a stand-alone non-emergency medical transportation provider to a company with multi-faceted supportive care solutions focused on improving SDoH. Our services include non-emergency medical transportation, personal care services and in-home monitoring solutions. Our strategic framework emphasizes our focus on centralizing and standardizing operations to support all of our supportive care services. By adhering to this strategy, we aim to cultivate best practices, achieve operational scalability and efficiencies, and standardize processes to ensure an optimal experience for both our members and customers. ModivCare is focused on aligning our people, processes, and technology for each business segment while integrating data across our point solutions to better serve our members and customers.

ModivCare is focused on execution, growth, and results. To highlight a couple of strategic initiatives in our business segments:

•NEMT – our transportation network is selected using a partnership model with credentialed transportation providers to ensure we provide our members with high quality service and on-time performance. Our multi-modal strategy ensures that members receive the most appropriate type of ride, whether it is a traditional sedan, ride share, public transit, or a family member driving the member and receiving mileage reimbursement. Our focus is to make sure our members have the best transportation experience tailored to their individualized transportation needs. Our NEMT segment strategy is to drive operational efficiencies and optimize performance, using our omnichannel member engagement model, multi-modal network strategy, and digital customer integration.

•PCS – our personal care team remains focused on streamlining its operations through centralizing and standardizing non-clinical functions and certain operational processes across our network of personal care offices. This strategy will empower and enable caregivers to focus on providing high quality services to members and minimize the time spent on administrative functions and expand our workforce development to improve recruiting and retention efforts. This operational advancement in PCS coupled with the recruiting and retention efforts deployed to enhance our caregiver engagement will drive growth and ensure increased member and caregiver satisfaction.

•Monitoring – our monitoring team is focused on gaining market share through referral sales growth and strengthening our long-standing relationships with managed care organizations. We are continuing to innovate and invest in technology and comprehensive data analytics to advance our position as a leader in the in-home monitoring industry.

Technology Enhancements

At the core of our operational and technological strategies is a focus on driving member satisfaction and enhancing our technological capabilities to support each members care experience. Our technology solutions at our NEMT segment aim to improve the member experience by providing real-time visibility into trip status, optimized trip routing, and automated trip assignments and billing. Our technology platform and continued technological enhancements reduce inbound calls from members that require assistance identifying the location of the transportation provider, improve on-time performance, and reduce costs while increasing efficiency and member satisfaction. Specifically, our platform and continuous investment in technology improvements, as well as digital customer integration, provide opportunities for revenue growth and reduced costs as well as the following additional benefits:

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

With respect to our Monitoring segment, the suite of technology-enabled in-home solutions provides improved patient outcomes with peace-of-mind support and reduced costs to payers which drives value and deepens our engagement with members. Greater access to real time information, enabled through our technology and monitoring devices, provides us the ability to shorten cycle times to help identify and resolve client and member issues.

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

•Monitoring Segment. We see the opportunity for in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions, to provide an alternative to existing costly healthcare services, which can be obtained in the safety and comfort of our members' homes. We believe that there is a natural untapped market with considerable growth opportunities that we can reach by leveraging our existing relationships with Medicaid and Medicare Advantage plans and marketing the reduced cost of providing coverage for in-home monitoring solutions while also resulting in improved patient outcomes and enhanced patient engagement and experience. Further, we believe that demographic trends such as the aging population and increasing prevalence of chronic illness increase the addressable market to support patients that demand in-home solutions where they are able to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Along with the demographic trends, structural changes in the healthcare industry driven by the pandemic have accelerated the shift to virtual healthcare solutions and highlighted the efficiencies and cost effectiveness of providing virtual health solutions. By addressing this sizable market that is expected to increase with the shift in the demographic trends and structural changes in the industry toward value-based solutions, we also see an opportunity to address additional payors in order to provide awareness of the benefits of in-home monitoring solutions in order to expand the number of payors that offer coverage for this solution and expand our geographic span as we strive to be the provider of choice for in-home monitoring services.

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

•Monitoring Segment. We believe there are opportunities for growth through acquisitions in the in-home monitoring market. The in-home monitoring industry is highly fragmented, and we believe that our scale and healthcare-centric platform provide us with the ability to acquire companies in new markets and regions and expand our breadth of operations. Technological innovation is also a critical component of the industry’s growth. We believe that our technology agnostic platform allows us to efficiently acquire companies that offer newer technologies and service offerings that we can leverage to accelerate our existing technology and offerings. We will continue to evaluate acquisition opportunities in the Monitoring segment to supplement our growth going forward.

Strategic Capital Allocation

We seek to manage and allocate capital in a way that creates value and supports the execution of our business strategy. The operations of our respective business segments contribute the primary source of capital to the Company supplemented by any issuances by the Company in the capital markets. Our NEMT segment has continued to generate strong revenue growth for the Company. Further, our PCS segment has shown consistent revenue growth and maintains an asset-light model. Our Monitoring segment has also contributed to our continued growth with a strong profit margin. We will continue to focus on operational efficiencies by investing in platforms that streamline our operations and seek to enhance our technical capabilities through technological initiatives in an effort to enhance our client and member experience. We are implementing technology enhancements and service protocols intended to promote best practices, enhance the member experience, and improve the operating effectiveness and efficiency of our case management, training, staffing, scheduling and labor management. We will also continue to assess the opportunities for capital deployment in order to create value for stockholders, which may include dividends, share repurchases and acquisitions.

Our Operations

We are a technology-enabled, healthcare services company that is the nation’s largest manager of non-emergency medical transportation programs for state governments and MCOs, a leading in-home personal care services provider in the seven eastern states where we provide those services, and a leading provider of in-home monitoring solutions. Our core competencies in NEMT include contact center management, network credentialing, claims management and non-emergency medical transport management. Our in-home personal care services include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities, including senior citizens and disabled adults. Our in-home monitoring services include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

By offering our suite of integrated supportive care solutions for our payors and members, we are focused on becoming among the nation’s preeminent SDoH companies and delivering better care in the home, enhancing patient lives, and reducing healthcare costs. We report our operations as described above under four separate business segments: NEMT; PCS; Monitoring; and Corporate and Other, each of which is described below in greater detail following the next subsection captioned “Business Trends”.

Business Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to healthcare industry trends and shifts in demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services including required transportation to such healthcare services, in-home personal care services, and monitoring services;
•increasing prevalence of chronic illnesses that require active and ongoing monitoring of health data which can be accomplished at a lower cost and result in better health outcomes through in-home personal care and monitoring services;
•a movement towards value-based care versus fee-for-service and cost plus care and budget pressure on governments, both of which may increase the use of corporations to provide necessary and innovative services;
•increasing demand for in-home care, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement, including remote monitoring and similar internet-based health related services;
•a shift in membership dynamics as a result of any Medicaid redetermination efforts, which have and may continue to decrease membership levels at our NEMT segment;
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
•macroeconomic conditions, including the impact of inflationary matters and changes in interest rates, which may impact the industries in which we operate and our customers' ability to utilize the services we and our competitors provide; and
•extended collection periods, which may cause uncertainty concerning the timing of the collection of outstanding contract receivables with some customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements.

Changes in the composition of the United States population are expected to continue to drive an increase in demand for all health-related services, including non-emergency medical transportation, in-home personal care, and monitoring services. These demographic shifts include, but are not limited to, an aging U.S. population, increased life expectancy, increased prevalence of chronic health conditions, and patients' preference to receive home-based care. The population of individuals aged 65 years and older nationally has been consistently growing and the U.S. Census Bureau estimates that starting in 2030, when all baby boomers will be older than 65 years, Americans 65 years and older will make up 20.6% of the population. Presently, Americans 65 years and older are estimated to make up 18.3% of the population. Concurrently, approximately 60.0% of adults in the U.S. have one reported chronic health condition with approximately 40.0% of adults in the U.S. reporting two or more. With the increasing population of Americans aged 65 and older and the significant increase in the occurrence of chronic diseases, demand for lower-cost solutions in lieu of costly doctor visits and institutional care will continue to grow.

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

The in-home monitoring services market also supports the shift toward value-based care as it provides patient self-management and care management operations which support and enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long-term care facilities, preventable emergency room use, hospitalization, and hospital readmission. With the increasing population of Americans 65 and older and the significant increase in the occurrence of chronic diseases, demand for at-home care solutions in lieu of costly doctor visits and institutional care will continue to grow. This is further driven by structural changes that have occurred in the healthcare industry as a result of the COVID-19 pandemic toward virtual healthcare solutions. As in-home monitoring has continued to grow in popularity, this has supported the underlying trend showing increased desire of seniors and individuals to "age-in-place" while also receiving a comparable standard of care.

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

NEMT Segment

We provide non-emergency medical transportation solutions to our members after obtaining contracts with the third-party payors that we have relationships with, including state governments and MCOs, in 48 states and the District of Columbia. Throughout 2024, approximately 29.5 million average monthly members were eligible to receive our transportation services and we managed approximately 36.8 million trips.

We primarily contract with state Medicaid programs and MCOs, including Medicare Advantage plans, for the coordination of their members’, who are our “end-users”, non-emergency medical transportation needs. Our customers are typically Medicaid or Medicare eligible members whose limited mobility or financial resources hinder their ability to access necessary healthcare and social services. We believe our transportation services enable access to care, as well as access to meals, shelter, socialization, and the pharmacy, that not only improve the quality of life and health of the populations we serve, but also enable many of the individuals we serve to pursue independent living in their homes rather than in more expensive institutional care settings. We provide access to non-emergency medical transportation services on a more cost-effective basis than self-administered state Medicaid or MCO transportation programs while improving the lives and health outcomes of the populations we serve.

To fulfill the transportation needs of our customers, we apply our proprietary technology platform to an extensive network of approximately 4,100 transportation resources. This includes our in-network roster of fully contracted third-party transportation providers who operate sedans, wheelchair equipped vehicles, multi-passenger vans and ambulances. Our system also utilizes relationships with on-demand transportation network companies, mass transit entities, mileage reimbursement programs, taxis and county-based emergency medical service providers. To promote safety, quality and compliance, our in‑network transportation providers undergo an in-depth credentialing and education process.

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

Contracts with state Medicaid agencies are typically for three to five years with multiple renewal options. Contracts with MCOs continue until terminated by either party upon reasonable notice in accordance with the terms of the contract and allow for regular price adjustments based upon utilization and transportation cost. As of December 31, 2024, 24.0% of NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal within the next 12 months. While we typically expect to renew these contracts as they approach their term, we may receive notice from customers that they are terminating or not renewing their contracts upon expiration.

The NEMT segment generated 80.9% of its revenue in 2024 under capitated contracts. Under capitated contracts, payors pay a fixed amount per eligible member. We assume the responsibility of meeting the covered healthcare related transportation requirements based on per-member per-month fees for the number of eligible members in the customer’s program. Revenue is recognized based on the population served during the period. Certain of our capitated contracts are structured as shared risk contracts and have provisions for reconciliations, risk corridors or profit rebates. For shared risk contracts with reconciliation provisions, capitation payment is received as a prepayment during the month service is provided. These prepayments are periodically reconciled based on actual cost and/or trip volume and may result in refunds to the customer, or additional payments due from the customer. Contracts with risk corridor or profit rebate provisions allow for profit within a certain corridor and once we reach profit level thresholds or maximums, we discontinue recognizing revenue and instead record a liability within the accrued contract payable account. This liability may be reduced through future increases in trip volume or periodic settlements with the customer. While a profit rebate provision could only result in a liability from this profit threshold, a risk corridor provision could potentially result in receivables if the Company does not reach certain profit minimums, which would be recorded in the contract receivables account.

The remaining 19.1% of NEMT segment revenue was generated under other types of fee arrangements, including administrative services only and fee-for-service ("FFS"), under which fees are generated based upon billing rates for specific services or defined membership populations. Revenue under FFS contracts represents revenue earned under non-capitated contracts in which we bill and collect a specified amount for each service that we provide. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

As further discussed in the sections titled "Risk Factors" and "Management's Discussion and Analysis - Liquidity," shared risk contracts with provisions for reconciliation, risk corridors, or profit rebates have resulted in an extended amount of time between the fulfillment of our performance obligations and the collection of cash owed for our services. In an effort to shorten collection times, we have been focused on transitioning some of our shared risk contracts to FFS contracts.

•Customers. In 2024, contracts with state Medicaid agencies and MCOs, including Medicare agencies, represented 100.0% of NEMT segment revenue. The NEMT segment does not derive any of its revenue from private pay or other contracts. The NEMT segment derived approximately 10.9%, 11.2% and 10.9% of its revenue from a single state Medicaid agency for the years ended December 31, 2024, 2023 and 2022, respectively. The next four largest NEMT segment customers by revenue comprised in the aggregate approximately 22.4%, 19.8% and 19.8% of NEMT segment revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

•Development Efforts and New Product Offerings. The delivery of our NEMT program is dependent upon a highly integrated platform of technology and business processes as well as the management of a multifaceted network of third-party transportation providers. Our technology platform is purpose-built for the unique needs of our industry and is highly scalable; capable of supporting substantial growth in our clients’ current and future membership base. In addition, our technology platform efficiently provides a broad interconnectivity among end-users, customers, and our network of transportation providers. We believe this technological capability and our industry experience position us well as a leader in the evolving healthcare industry to introduce valuable population insights. We also believe that it will enable us to deliver to our customers and end-users a single repeatable model that standardizes our offerings and is more customer-centric across each contact center. We provide service offerings and technological features for end-users to improve service levels, lower costs and build the foundation for additional data analytics capabilities. We have implemented a modern, cloud based, interactive, voice responsive automated call distribution and work force management system across all contact centers. Our technology also allows for real time notifications to members on their mobile devices, integration with a wide variety of ATMS and transportation network companies, real time ride tracking, network management and analytics.

•Competition. We compete with a variety of national organizations that provide similar healthcare and social services related to transportation, such as Medical Transportation Management, Southeastrans (nka Verida), Access2Care, and SafeRide, as well as local and regional providers. Most local competitors seek to win contracts for specific counties or small geographic territories, whereas we and other larger competitors seek to win contracts for an entire state or large regional area. We compete based upon a number of factors, including our nationwide network, technical expertise, experience, service capability, service quality, and price.

•Seasonality. While we experience minor fluctuations in trip volume as a result of seasonal variations in the business, principally due to lower transportation demand during the winter season and higher demand during the summer season, our quarterly operating income and cash flows do not materially fluctuate as a result of these minor seasonal shifts.

PCS Segment

We provide in-home personal care services to our customers with agency branches across various states, including in several of the nation’s largest home care markets: New York, New Jersey, Florida, Pennsylvania, Massachusetts, West Virginia and Connecticut. We place non-medical personal care assistants, home health aides and skilled nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting, including persons who are at increased risk of hospitalization or institutionalization. Our personal care services include bathing, personal hygiene, grooming, oral care, dressing, medication reminders, meal planning, preparation and feeding, housekeeping, transportation services, prescription reminders, and assistance with dressing and ambulation, all of which enable aging-in-place and support overall wellness. Within New York, Pennsylvania and New Jersey, our PCS Private Duty Nursing program provides services targeted to assisting medically fragile children. As of December 31, 2024, we had approximately 18,300 trained caregivers throughout all of our branch locations serving, on average, approximately 20,700 patients and providing approximately 28.2 million hours of patient care annually.

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

•Customers. In 2024, contracts with state Medicaid agencies and MCOs represented approximately 96.7% of PCS segment revenue, with the remaining revenue derived from private pay and other contracts. The PCS segment derived approximately 12.5%, 11.3% and 12.0% of its revenue from a single state Medicaid agency for the years ended December 31, 2024, 2023 and 2022, respectively. The next four largest PCS segment customers by revenue comprised in the aggregate approximately 33.5%, 32.2% and 29.6% of segment revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

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

•Seasonality. While we experience minor fluctuations in hours of care provided as a result of seasonal variations in the business, principally due to somewhat lower demand for in-home services from caregivers during the summer and periods with major holidays, as patients may spend more time with family and less time alone needing outside care during those periods, our quarterly operating income and cash flows do not materially fluctuate as a result of these minor seasonal shifts.

Monitoring Segment

We provide in-home monitoring services to support patient self-management and care management operations that enable seniors, the chronically ill, and persons with disabilities to maintain their independence and avoid long‐term care facilities, preventable emergency room use, hospitalization, and hospital readmission. Services include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care and data-driven patient engagement solutions. With high-touch engagement, the Monitoring segment has several million annual person-to-person interactions which served a population of approximately 247,000 actively monitored health plan members throughout 2024.

We market our in-home monitoring services to national and regional health plans, government funded benefit programs, healthcare provider organizations, and individuals. Our commercial insurance payor clients are continuously seeking opportunities to control costs.

◦Customers. In 2024, the Company served approximately 247,000 members within national and regional health plans, government-funded benefit programs, and healthcare provider organizations members, and individuals across the country. We have a diverse base of customers across multiple end markets including Medicare Advantage, State and Managed Medicaid, and Health Systems or Distributors.

◦Development Efforts and New Product Offerings. Our device-agnostic technology platform allows our Monitoring segment to rapidly adopt and seamlessly integrate new products as hardware innovation continues across the industry. Currently, the Company is contracted with over 30 manufacturers and integrated across more than 200 devices. The Monitoring segment continuously evaluates new products, integrating several devices annually with rapid onboarding for quick deployment in the field.

◦Competition. We compete with a variety of Monitoring solution providers that include both new entrants to the healthcare industry and legacy healthcare providers. Top providers include Livongo, Omada, Medical Guardian, Connect America, and Best Buy Health. Given the rapidly changing technology that supports the health-tech industry, any Company that is able to innovate and provide a more efficient and effective solution could enter the Monitoring market, however there are significant barriers to entry, including long contracting and licensing timeframes, multiple compliance audits necessitating numerous internal tracking systems and complicated reimbursement processes and rules.

•Seasonality. While we experience minor fluctuations in membership as a result of seasonal variations in the business, our quarterly operating income and cash flows do not materially fluctuate as a result of these minor seasonal shifts.

Corporate and Other Segment

Our Corporate and Other segment supports the strategic objectives and continued growth of the ModivCare business and includes the activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment. The Corporate and Other segment also includes the operating results of our non-controlling equity interest in Matrix Medical Network ("Matrix"). In addition, the Corporate and Other Segment includes the results of our investment in innovation, made during the first quarter of 2023, related to expanding our virtual care, digital engagement, monitoring capabilities, and member insights and analytics. As part of this investment in innovation, such wholly-owned subsidiary also began providing virtual clinical care management services (the "MSO") through an unaffiliated professional corporation (the "PC") owned and operated by a licensed physician in the third quarter of 2023.

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

COVID-19 Public Health Emergency Orders

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. Emergency, public health and executive orders, issued, extended, or declared by the U.S. federal and state governments in response to the COVID-19 pandemic have waived numerous legal requirements while also imposing new legal restrictions which are issued, rescinded or modified with little advance notice. These emergency, public health and executive orders have created significant uncertainty in the legal and operational duties of health care providers. The declaration of the end of the public health emergency has and will continue to result in the rescission and modification of a number of regulatory requirements which will likely increase the uncertainty of the legal and operational duties of health care providers. While we have taken measures to plan for and mitigate this uncertainty in the regulatory environment, failure to adjust our operations based upon the public health emergency reaching its end and the resulting wind down of certain regulatory measures put in place to respond to public health concerns as a result of the global pandemic could have a material adverse impact on our business.

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

California Climate Disclosure Laws

On Oct. 7, 2023, California enacted three climate-related bills imposing extensive new climate-related disclosure obligations applicable to companies doing business in California. The Climate Corporate Data Accountability Act (SB 253) requires covered companies with total annual revenues of $1 billion or more to disclose annually their Scope 1 (direct emissions from owned and controlled sources) and Scope 2 (indirect emissions from energy purchased and used) greenhouse gas (“GHG”) emissions beginning in 2026, and Scope 3 (indirect emissions up and down value chain) greenhouse gas emissions beginning in 2027. Certain attestation requirements also apply to these Scope 1, Scope 2 and Scope 3 GHG emission reports, pursuant to which assurance must be provided by an approved third-party assurance provider. The information required to make the disclosures is complex and requires sophisticated internal and third party GHG risk management and data collection procedures.

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

Human Capital Management

Attracting, developing, and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. Our vision statement, “We drive positive health outcomes by transforming the way we connect to care” is at the core of everything we do. We understand that our success is directly correlated to ensuring that we employ the right team members and that each of our team members is passionate about the important role that they play in executing our vision and improving the health outcomes of our members. As such, we aim to attract and retain qualified and passionate people that represent a diverse array of perspectives and skills who work together as a cohesive team that embodies our values and support our mission.

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

Team Member Development and Advancement

We invest significant resources to develop team members with the right capabilities to deliver the growth and innovation needed to support our strategy. We seek to ensure that we are building the organizational capabilities required for success in the years to come. We offer team members and their managers several tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including an in-

house continuing education program. We also have a practice of investing in our next generation of leaders and offer team members a number of leadership development programs. We believe in and encourage our team members and managers to maintain a growth mindset, a belief that qualities and talents can be developed through dedication and hard work, and have aligned our performance management programs to support our culture transformation with increased focus on continuous learning and development.

As of December 31, 2024, we had approximately 23,675 team members, of which approximately 3,400 were dedicated to our NEMT and our Corporate and Other segments, approximately 19,900 were dedicated to our PCS segment, and approximately 375 were dedicated to our Monitoring segment. Approximately 2,500 of our PCS segment caregivers were unionized in New York at the end of 2024, and we believe that we have good relationships with all of our team members.

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

We also include additional team member information in our annual Sustainability reports (formerly Environmental, Social, and Governance ("ESG") reports), which are available on our website.

Environmental, Social and Governance

In May 2024, we released our 2023 Sustainability report. This was our second publication of the report and we will continue to prepare this report annually to enhance our disclosures and provide key information about our work toward our commitment to eliminating inequities in healthcare while enhancing our sustainability and governance efforts.

Environmental

Making connections to care is our purpose. We strive to bring equity, hope, and healing to those who need it most, one member at a time. We do this through our NEMT segment where we connect our members to their non-emergency medical appointments so they can receive necessary care; through our PCS segment where our caregivers provide necessary services to our members who need assistance performing daily-living activities in the comfort of their homes; and through our Monitoring segment where our real-time monitoring services allow our members to live peacefully in their homes while assisting and engaging in response services in the event that an emergency occurs. While our mission to be a leader in addressing the SDoH has our members at the forefront of each decision we make, we are also committed to being a responsible environmental steward in the communities in which we serve. This includes using our multi-modal strategy within the NEMT segment in order to not only provide the most appropriate mode of transportation for each individual member, but to also increase the use of public transit or multi-passenger vehicles when possible. Additionally, we work with our transportation providers to find more efficient routes, eliminate unnecessary trips and assist with procurement of more fuel-efficient fleets.

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

Governance

Our board of directors regularly evaluates our corporate governance structure and processes to help steer the Company's direction and ensure we are operating with the utmost business integrity. More information about our directors, executive officers and governance will be included in our 2025 Proxy Statement for our 2025 Annual Meeting of Stockholders.

Additional Information

The Company makes available to the public on its website at www.modivcare.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. Our SEC filings are also available to the public at www.sec.gov. Copies are also available, without charge, upon request to ModivCare Inc., 6900 E Layton Avenue, 12th Floor, Denver, Colorado 80237, (720) 258-2130, Attention: Investor Relations. In addition, we routinely post important information for investors on our website and may use our website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report or any other report or document we file with or furnish to the SEC.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the Medicare managed care program, also known as Medicare Advantage or MA, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on MCOs to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. For instance, the New York Consumer Directed Personal Assistance Program, or CDPAP, Medicaid program allows Medicaid beneficiaries in the State of New York that are in need of home care services to recruit, hire and train the caregiver of their choice, which can include friends or family members. The New York CDPAP also includes the creation of a statewide partnership with more than 30 regional home care partners by mid-2025, of which these partners have not yet been confirmed. This program and any similar program could result in a loss of business as existing patients may elect to have friends or family members provide these necessary services in lieu of our personal care providers or we may not be selected by the state as one of the home care partners. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the MCOs, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance, and if we are not successful in these areas our business could be materially harmed and our financial condition materially adversely affected.

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

Our information technology, or IT, systems are critically important to our operations and we must implement and maintain appropriate and sufficient infrastructure and IT systems to support our existing and future business processes. We provide services to individuals and others that require us to collect, process, maintain and retain a variety of sensitive and personal confidential information in our computer systems, including proprietary information, intellectual property, patient identifiable health information, employee information, financial information and other personal information about our customers and end-users, such as names, addresses, phone numbers, email addresses, identification numbers, sensitive health information, and payment account information. As a result, we are subject to complex and evolving United States privacy laws and regulations, including those pertaining to the handling of personal information, such as HIPAA, CCPA, and others. Most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information, and to require notification in the case of a breach of such information. California residents and households in particular are afforded significantly expanded privacy protections under the CCPA. The enacted laws often provide for civil penalties for violations, as well as a private right of action for privacy and security incidents or breaches, which may increase litigation. Further, while we are using internal and external resources to monitor compliance with and to continue to modify our information processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our information handling practices fail to address all the requirements of certain of these laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over confidential information, the training of employees and vendors on privacy, security, and breaches and the policies, procedures and practices we implemented or may implement in the future will successfully prevent the improper disclosure of confidential information. Improper disclosure of confidential information, including in violation of the CCPA and/or of other state, federal, and international personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which, in turn, could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business, consolidated results of operations, financial condition and cash flows.

We also rely on our IT systems (some of which are supported by third party vendors) to manage the information, communications and business processes for other business functions, including a wide variety of health care infrastructure and operations such as marketing, sales, logistics, customer service, accounting and administrative functions. Furthermore, our systems include interfaces to third-party stakeholders, often connected via the internet. In addition, some of our services or information related to our services are carried out or hosted within our customers’ IT systems, and any failure or weaknesses in their IT systems may negatively impact our ability to deliver the services, for which we may not receive relief from contractual performance obligations or compensation for services provided. All of these systems, no matter how sophisticated, are vulnerable to a variety of cyber-attacks. As a result of the information we and our vendors maintain, we are all subject to increasing cybersecurity risks related to such valuable information. The nature of our business, where services are often performed outside of locations where network security can be assured, adds additional risk. If we or our vendors do not allocate and effectively manage the resources necessary to build, sustain and protect an appropriate technology infrastructure, our business or financial results could be negatively impacted.

Furthermore, cyber, insider, and other criminal attacks are increasingly sophisticated and operate large scale and complex automated attacks, and our information technology systems may be vulnerable to material privacy and security incidents or breaches (including the access to or acquisition of customer, employee or other confidential information), cyber-attacks or other material system failures arising out of malware or ransomware attacks, denial of services, or other attacks or security incidents, any of which could adversely impact our operations and financial results, our relationships with business partners and customers, and our reputation. Because the techniques used to obtain unauthorized access to, acquire confidential information from, or sabotage systems frequently change and may be difficult to detect for long periods of time, we may be unable to implement adequate preventative measures sufficient to prevent a breach of our systems and protect sensitive data, including confidential information. Any breach of our security could result in an unauthorized release, transfer, or theft of confidential information, including customer or employee information, or the loss of valuable business data or cause a disruption in our business. A failure to prevent, detect and respond in a timely manner to a material breach of our security or to other cybersecurity threats could result in system disruption, business continuity issues or compromised integrity of confidential information. These events or any other failure to safeguard personal data could give rise to unwanted media attention, damage our reputation, damage our customer relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a privacy or security incident or breach. If we are unable to prevent material failures, our operations may be impacted, and we may suffer other negative consequences such as reputational damage, litigation, remediation costs, a requirement not to operate our business until defects are remedied, or penalties under various state and federal laws and regulations, any of which could detrimentally affect our business, financial condition and results of operations.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our end-users and the physical proximity required by our operations, which could harm our business disproportionately to other businesses.

The majority of our end-users are older individuals with complex medical challenges or multiple ongoing diseases or chronic illnesses, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable end-users. Our employees could also have difficulty attending to our end-users if a program of social distancing or quarantine is instituted in response to a public health emergency, or if any “stay at home” orders are instituted. If a public health emergency were to occur, we could suffer significant losses to our consumer population or a willingness by our end-users to utilize our services, in particular in our PCS segment, or a reduction in the availability of our employees and, at an inflated cost, we could be required to hire replacements for affected workers. Accordingly, public health emergencies could have a disproportionate material adverse effect on our financial condition and results of operations.

Risks Related to Our Business and Operations

We derive a significant amount of our revenues from a limited number of payors, and any changes in the funding, financial viability or our relationships with these payors could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of our revenue from a limited number of payors under a relatively small number of contracts. For example, for the year ended December 31, 2024, approximately 33.3% of our NEMT segment revenue was derived from only five payors, and one of which, a single state Medicaid agency, contributed 10.9% to our aggregate NEMT segment revenue during that period. As it relates to our other segments, for the year ended December 31, 2024, approximately 12.5% of our PCS segment revenue was derived from one U.S. state Medicaid program, and approximately 18.9% of our Monitoring segment revenue was derived from one health plan. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts could have a material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

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

During our July 1 annual assessment of goodwill for both 2024 and 2023, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. For the 2024 assessment, these factors included changes in key assumptions from the prior year annual goodwill assessment as a result of lower than anticipated operating results during the first half of 2024 as compared to forecast which resulted in a decrease in the fair value of the Company's Monitoring reporting unit such that the fair value was less than its carrying value. As a result of our quantitative assessment, we determined that the goodwill at our Monitoring reporting unit was impaired and the Company recorded a non-cash goodwill impairment charge of $105.3 million during fiscal year 2024, all of which was recorded in the Monitoring reporting unit.

For the 2023 assessment, these factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result, the Company performed a quantitative assessment and determined that the goodwill at its PCS and Monitoring reporting units was impaired and the Company recorded a non-cash goodwill impairment charge of $183.1 million during fiscal year 2023, of which $137.3 million was recorded in the PCS reporting unit and $45.8 million was recorded in the Monitoring reporting unit.

As of December 31, 2024, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $680.3 million, $282.3 million, $31.4 million and $82.4 million, respectively. We continue to monitor the carrying value of these long-lived assets. If future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

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

Our ability to achieve the anticipated potential benefits of any strategic acquisition is subject to a number of risks and uncertainties, and depends in part on our ability to integrate any such acquisition into our business operations. Integration of any acquired assets, data, or businesses may place significant demands on our management, systems, internal controls and financial and physical resources and could require us to incur significant expense for, among other things, hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our IT infrastructure. The nature of our business is such that qualified management personnel can be difficult to find.

Acquisitions and other transactions, arrangements, and investments are subject to a number of risks and uncertainties, many of which are outside of our control, including:

•challenges and unanticipated costs associated with integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets;
•difficulties harmonizing differences in the business cultures of an acquired business;
•difficulties in integrating an acquisition with our business in a manner that permits us to achieve the cost savings and other anticipated benefits from the acquisition;
•challenges associated with known and unknown legal or financial liabilities associated with acquisitions;
•the risk of entering markets in which we have little or no experience;
•to the extent we incur debt to fund any acquisitions, the impact of such debt on our overall capital structure, any material restrictions thereunder on our ability to conduct our business, our ability to maintain compliance with any financial covenants and dilution to stockholders to the extent such debt instruments are convertible;
•to the extent we use cash to pay for acquisitions, the commensurate limitation of other potential uses for our cash;
•to the extent we issue equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships;
•the inability to maintain, or changes in, the relationships with key customers and partners of an acquired business;
•the difficulties in retaining key management and other key employees;
•potential write-offs of acquired assets or investments, impairments of goodwill or intangible assets, or potential financial and credit risks associated with acquired customers; and
•challenges relating to the structure of an investment, such as governance, accountability, and decision-making conflicts that may arise in the context of a joint venture or other shared ownership investments.

There can also be no assurance that any acquisitions we complete, will generate income or incur expenses at the historical or projected levels on which we based our acquisition decisions, that we will be able to realize operating and economic efficiencies upon integration of such acquisitions or that the acquisitions will not adversely affect our results of operations or financial condition. We may also decide to restructure, divest, or sell businesses, products, or technologies that we have acquired or in which we invested.

The occurrence of any of the above risks and uncertainties could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Adverse general economic, political, credit and/or capital market conditions in the markets in which we do business could adversely affect our financial performance, our ability to grow or sustain our business, financial condition, and results of operations, and our ability to access capital markets.

Adverse economic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, supply chain challenges, labor shortages and volatility in capital markets have had and could continue to have an adverse effect on our business, results of operations, and financial condition. Increased inflation rates could result in higher costs related to employee wages and other inputs to our services, including fuel costs, and could result in us incurring higher debt obligations than expected. If we incur higher costs than originally anticipated, including under our FFS contracts, and are unable to adjust the rates to reflect the changes in costs due to the structure of our contracts, our results of operations and financial condition may be adversely affected.

In addition, adverse economic conditions and economic uncertainty may lead to increased credit risk, higher borrowing costs, reduced liquidity, and reduced availability of capital and credit markets, which could impact our access to financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Higher interest rates and borrowing costs as well as increased costs of labor as a result of the tight labor market, particularly in the healthcare industry, could create additional economic challenges. With the majority of our payors being governmental healthcare agencies who are also under significant operational and budgetary strain, these significantly increased labor and supply costs without a commensurate increase in revenue may lead to a continued deterioration of operating margins across our business.

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

We may not be successful in implementing our business plan, which may force us to seek additional strategic alternatives in the future.

We are undertaking a number of actions pursuant to our go-forward business plan in order to improve the performance of our business, including, but not limited to, contract renegotiations, cost cutting, lowering capital expenditures, centralizing various back-office processes, using technology to streamline processes and practicing efficient management of our workforce.

The timely improvement of our business as well as our ability to maintain an adequate level of liquidity are subject to various risks, some of which are outside of our control. Such risks have included, and continue to include, difficulties in managing our revenue cycle and cash flows. In particular, our ability to collect outstanding contract receivables for services rendered is critical to the success of our business plan. We face a prolonged time interval between earning revenue and collecting receivables under outstanding contracts with some of our customers due to complexities in Medicare, Medicaid and non-governmental payor arrangements, particularly with respect to shared-risk contracts that have reconciliation provisions. This prolonged interval between the Company fulfilling its performance obligations and collecting the cash owed for its services from its customers has lengthened collection periods and increased the uncertainty concerning the timing of the collection of these corresponding outstanding contract receivables. While we are making various efforts to reduce collection periods, we cannot give assurance that such efforts will be successful and that our customers will cooperate and effectively allow us to bill and collect payment for our services in a more timely manner. Although our transition to fee-for-service contracts is intended to reduce the extended collection delays we face under shared-risk contracts, such fee-for-service contracts may also involve a prolonged interval between the Company fulfilling its obligations and receiving the cash it is owed. Unlike our full-risk contracts where we are paid a fixed fee per member for service provided or our shared-risk contracts where we are paid a lower fixed monthly fee per member with an additional amount to be paid at a future date as described above, our fee-for-service contracts provide for a payment on a per-ride or per-customer basis but the payments will only be made in arrears, typically 60 to 75 days after the services are rendered. Accordingly, we expect a near-term impact on our cash flows as we manage this transition. Delays experienced in connection with collections have had, and further delays could have, an adverse effect on our business, financial condition, results of operations and liquidity.

In recent years we have underperformed in implementing our business plan. If we are not successful in implementing our business plan, our business, financial condition, results of operations and liquidity may be adversely affected, which may force us to consider additional strategic alternatives, including (subject to market conditions) restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, selling assets, other strategic transactions and/or other measures. For example, as previously announced, we are commencing a strategic review of our assets, which may include divestitures of certain of our assets. Such strategic alternatives involve significant uncertainties, potential delays, significant costs and other risks, and there can be no assurance that any of these alternatives will be available on acceptable terms, or at all, in the current market environment or in the foreseeable future. Our ability to pursue any strategic alternatives will depend on, among other things, our business plans, operating performance, including the operating performance of the assets that may become subject to divestiture, changes in the economic or business environment, investor demand, the condition of the capital markets and the support of our existing lenders and stockholders. The agreements governing our indebtedness also contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in any strategic alternative opportunities.

In addition, the agreements governing our indebtedness restrict our ability to dispose of certain assets and may restrict the use of the proceeds from any such dispositions to the repayment of outstanding indebtedness. Therefore, even if we successfully consummate such transactions, we may not be able to use the proceeds of such sales to, for example, meet our liquidity needs or make other investments in our business. The process of negotiating with buyers and implementing a sale may also take a prolonged period of time, may adversely affect our relationships with existing and potential customers and may lead to increased employee turnover, any of which may harm our business, financial condition, results of operation and liquidity.

Our failure to implement our business plan or successfully consummate strategic alternatives could have important consequences, including the following:

•our ability to continue as a going concern could be adversely affected;
•our ability to obtain financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements could be adversely affected;
•we would be required to dedicate a substantial portion of our cash flows to debt payments instead of for other purposes;
•our ability to attract and retain employees and capitalize on business opportunities may be adversely affected;
•we could be placed at a competitive disadvantage compared to our competitors that may have less debt;
•our flexibility in planning for and reacting to changes in the industry in which we compete could be limited; and
•our vulnerability to general adverse economic conditions could increase.

We have a history of operating losses and negative cash flow and failure to improve our financial condition could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We have a history of operating losses and expect to continue to generate negative cash flows from operations in the near term. We incurred net losses of $201.3 million for the year ended December 31, 2024 and $204.5 million for the year ended December 31, 2023. As a result, we face uncertainty regarding the adequacy of our long-term liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and will continue to incur, significant professional fees and other costs in connection with advisory services provided to the Company regarding its financial condition and related transactions. We cannot assure you that available cash on hand and cash generated from operations, net of capital expenditures, will be sufficient to continue to fund our operations.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and our ability to generate cash flow from operations (including, but not limited to, our ability to collect outstanding contract receivables in a timely manner).

On January 9, 2025, we entered into an amendment to our credit agreement, pursuant to which we obtained $75.0 million of additional capital from a consortium of our existing lenders in the form of an incremental term loan (the “Incremental Term Loan”), which will mature on January 10, 2026. This amendment increased the interest rates across our revolving and term loan credit facilities and made more restrictive certain of our operating and financial covenants. This amendment also provided the Company with financial covenant relief in the form of (i) a covenant holiday with respect to the maximum net leverage ratio and interest coverage ratio from the fourth fiscal quarter of 2024 through and including the second fiscal quarter of 2025 as well as the liquidity covenant for the fourth fiscal quarter of 2024, (ii) resetting the maximum total net leverage ratio covenant to 6.75:1.00 for the third fiscal quarter of 2025 and the fourth fiscal quarter of 2025 and (iii) resetting the minimum interest coverage ratio to 1.65:1.00 for the third fiscal quarter of 2025 and the fourth fiscal quarter of 2025. The Company will also be required to maintain minimum liquidity of $25.0 million and be subject to a cash variance compliance test with respect to aggregate disbursements and aggregate receipts, subject to customary cures. If our financial condition does not improve organically and if we are unable to obtain adequate additional financing to meet our liquidity needs or consummate other appropriate strategic alternatives, we may need further covenant relief in the future. In the event additional financing or covenant relief is required in the future, we may be required to pay additional fees to our creditors and/or agree to additional covenants that limit our ability to engage in specified types of transactions. There can be no assurance that additional financing and/or covenant relief will be available in the future on acceptable terms, or at all. Failure to improve our financial condition and/or failure to obtain covenant relief from our creditors in the future may require us to delay, limit or curtail our operations or otherwise impede our business strategy, which may have a material adverse effect on our business, financial condition, results of operations and liquidity and our ability to continue as a going concern.

We have experienced significant turnover in our senior management team and across our organization, including our board of directors, and our failure to attract and retain qualified personnel, skilled workers and key officers and directors could have an adverse effect on us.

We have recently experienced and will continue to experience significant turnover in our board of directors and senior management team. In December 2024, two of our directors resigned, and two other directors were appointed to the board. In February 2025, an additional director was appointed to the board and two directors resigned. In connection with the Incremental Term Loan, we agreed to appoint three lender-approved directors to the board, one of whom was appointed in February 2025, and, once all three new appointments are made, to reduce and limit the total number of our directors to seven. We have also recently experienced reductions in our workforce. Our ability to retain key employees in the long-term is affected by our financial situation, our business performance and our ability to successfully implement our go-forward business plan. As a result of our negotiations with lenders and other investors, we may continue to experience turnover in our senior management team and board of directors. Our business may be adversely affected by the transitions in our senior management team and reduction in workforce, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations and our ability to fully implement our business plan and growth strategy. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our business, financial condition, results of operations and liquidity could be negatively impacted as a result. Competition for key management personnel is intense. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, financial condition, results of operations and liquidity. The search for permanent replacements could also result in significant recruiting and relocation costs, as well as increased salary and benefit costs.

Negotiations regarding new capital investment in the Company, as well as efforts to effect strategic divestitures of certain of our assets, may consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and liquidity.

Our management has spent, and may continue to be required to spend, a significant amount of time and effort focusing on negotiations with existing debt and equity holders of the Company and new investors. In addition, our management is expected to engage in efforts to effect strategic divestitures of certain of our assets during fiscal year 2025, which could require a significant amount of time and attention of our management. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our business, financial condition, results of operations and liquidity, particularly if such negotiations with existing debt and equity holders or regarding the strategic divestitures of certain of our assets are protracted.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, including our contact center employees who may be disproportionately impacted by health epidemics or pandemics, which could disrupt our business and adversely affect our financial results.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic disruptions could materially adversely affect our business and results of operations. Any such outbreak, health epidemic or pandemic or other health crisis, as well as measures taken by governmental authorities and private actors to contain such health crisis could interfere with, and may continue to interfere with the ability of our employees, suppliers, transportation providers and other business providers to carry out their assigned tasks at ordinary levels of performance relative to the conduct of our business, which may cause us to materially curtail portions of our business operations. Any such widespread health crisis could adversely impact our business in a number of ways, such as limiting customer and member demand for certain of our services; limiting our ability to provide our services as a result of, among other things, travel restrictions, disruptions in our contact centers, people working from home and taking the opportunity to provide personal care services that we might otherwise provide through our PCS segment, and the willingness or ability of our employees to work due to health issues or concerns, childcare issues or enhanced unemployment benefits, including after “shelter in place” and other related “stay at home restrictions” are lifted or modified; increased costs to us responding to a health crisis and protecting the health and safety of our employees, including increased spending for hazard pay and personal protective equipment; and the ability of our payors to pay for our services.

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

Our NEMT segment contracts are subject to frequent renewal and, from time to time, requests for renegotiation during a contract term. For example, many of our state Medicaid contracts, which represented approximately 37.5% of our NEMT segment revenue for the year ended December 31, 2024, have terms ranging from three to five years and are typically subject to a competitive procurement process near the end of the term. We also contract with MCOs, which represented approximately 62.5% of our NEMT segment revenue for the year ended December 31, 2024. Our MCO contracts for NEMT segment services typically continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and sometimes a contractual counterparty will seek to renegotiate the pricing and other terms of a contract to our detriment prior to the stated termination date of a contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts through their contractual duration on terms originally negotiated or at all. For the year ended December 31, 2024, 24.0% of our NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal during 2025.

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

The market in which we operate is influenced by technological developments that affect cost-efficiency and quality of services, and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services that address these changing needs and to provide technology needed to deliver these services on a cost-effective basis. Our competitors may better utilize technology to change the way services in our industry are designed and delivered and they may be able to provide our customers with different or greater capabilities than we can provide, including better contract terms, technical qualifications, price and availability of qualified professional personnel. In addition, new or disruptive technologies and methodologies by our competitors may make our services noncompetitive. For example, in recent years there has been an industry shift toward virtual health solutions which may reduce the number of in-person visits an end-user may be required to make to healthcare providers in order to receive care, which could reduce the utilization of our NEMT services.

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

We obtain, and will continue to seek to obtain, a significant portion of our business from state government entities, which generally entails responding to a government request for proposal, or RFP. To propose effectively, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations and submit the most attractive proposal with respect to both technical and price specifications. The accurate estimate of costs is based on historical experience with similar contracts and future expectation around transportation costs, which may be inaccurately forecasted due to uncertainties driven by the current macroeconomic environment which poses supply chain shortages, uncertain inflationary impacts, and the current geopolitical environment. We must also assemble and submit a large volume of information within rigid and often short timetables. Our ability to respond successfully to an RFP will greatly affect our business. If we misinterpret bid requirements as to performance criteria or do not accurately estimate performance costs in a binding bid for an RFP, there can be no assurance that we will be able to modify the proposed contract and we may be required to perform under a contract that is not profitable, which could materially adversely affect our results of operations.

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

During 2024, 2023, and 2022, 80.9%, 85.3%, and 87.8% of our NEMT segment revenue, respectively, was generated under capitated contracts with the remainder generated through fee for service ("FFS") contracts. Under most of our capitated contracts, we assume the responsibility of managing the needs of a specific geographic population by contracting out transportation services to local transportation companies on a per ride or per mile basis. We use “pricing models” to determine applicable contract rates, which take into account factors such as estimated utilization, state specific data, previous experience in the state or with similar services, the medically covered programs outlined in the contract, identified populations to be serviced, estimated volume, estimated transportation provider rates and availability of mass transit. The amount of the fixed per-member, monthly fee is determined in the bidding process, but is predicated on actual historical transportation data for the subject geographic region as provided by the payor, actuarial work performed in-house as well as by third party actuarial firms and actuarial analysis provided by the payor. If the utilization of our services is more than we estimated, the contract may be less profitable than anticipated, or may not be profitable at all.

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

Delays in collection, or non-collection, of our accounts receivable, particularly concerning the timing of collection of outstanding contract receivables from certain NEMT customers due to complexities in Medicare, Medicaid and nongovernmental payor arrangements, could adversely affect our business, financial position, results of operations and liquidity.

In addition to the risk of delays in collection, or non-collection, of our accounts receivable included in the "Risks Related to our Business" discussion above, the NEMT segment is subject to additional risk from delays in collection specific to its outstanding contract receivables from certain customers. Certain capitated contracts in the NEMT segment are structured in a shared risk format that include provisions for reconciliations, risk corridors, or profit rebates. While these contracts provide some margin protection against unprofitable contracts, these shared risk contracts pose certain risks to cash management and liquidity as contracts under this structure can lead to large contract payables and contract receivables balances on our balance sheet that have longer payment terms than typical cycles. Because the amount of the fixed per-member fee is determined based on actual realized transportation volumes or costs, the reconciliation provisions may result in a delay in billing and collection on our contract receivables that are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations and liquidity.

The timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid managed programs. Any delays experienced for the foregoing or other reasons could have a material adverse effect on our business, results of operations, financial position, and liquidity.

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

Although we obtained approval to effectuate the change of control of our licensed in-home personal care services agency business in the State of New York, which permits our management team to manage those operations, our board may not, absent the consent of the New York Department of Health, be able to influence the management of that business in the State of New York, which would have an adverse impact on our expected results from that acquisition and could result in a material adverse effect on our business and operations.

Our operation of our licensed in-home personal care services agency business in the State of New York is subject to a “no control” affidavit that limits the influence our board may have on that business. We have, however, successfully obtained the change of ownership approval from the New York Department of Health with respect to our Simplura acquisition, which permits our management team to now control the day to day operations of that personal care business in the State of New York. Pursuant to the affidavit, our board cannot exercise day to day management of these entities, and our current management will operate the business. There is no prohibition on these entities making cash distributions to us while the affidavit of "no control" is in effect. The affidavit that limits the influence of our board may limit our ability to achieve the synergies and operational benefits expected from the Simplura acquisition as contemplated and our business and results of operations could be materially adversely affected.

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

Risks Related to Our Monitoring Segment

We operate in a competitive industry, and any failure to develop and enhance technology applications could harm our business, financial condition and results of operations.

Strategic shifts in the industry as a result of the pandemic toward in-home care solutions have accelerated the growth in the Monitoring industry which is a competitive industry and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the Monitoring industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed health plans have in some cases developed their own telehealth, expert medical service or chronic condition management tools and may provide these solutions to their customers at discounted prices. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

We hold a non-controlling interest in Matrix, which, as of December 31, 2024, constituted 1.8% of our consolidated assets. We do not have unilateral power to direct the activities that most significantly impact Matrix’s economic performance. The arrangement with Matrix involves risks not present with respect to our wholly-owned subsidiaries and that may negatively impact our financial condition and results of operations or make the arrangement less successful than anticipated. Factors that may negatively impact the success of our Matrix investment include the following:

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

The MSO, the PC and the medical practitioners providing virtual clinical care services through such PC may become subject to medical liability claims which may impact their ability to deliver the service and could have an adverse impact on our business.

The relationships and arrangements between the MSO, the PC and the medical practitioners providing virtual clinical care services through such PC entail the risk of medical liability claims against the MSO. Although the PC carries insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the PC business, successful medical liability claims could result in substantial damage awards that exceed the limits of the PC's insurance coverage, and/or plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. In addition, such liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the services offered by the MSO. As a result, adequate liability insurance may not be available to the MSO in the future at acceptable costs or at all. Any claims made against the MSO that are not fully covered by insurance could be costly to defend, result in substantial damage awards against the MSO and divert the attention of our or the MSO’s management, as well as cause the PC to be unable to provide services on our behalf, which could have an adverse effect on our business, financial condition and results of operations.

The MSO and the PC remote patient monitoring business model depends on the ability for new patient encounters to occur remotely by means of telehealth, and if the telehealth flexibilities currently permitted under the Consolidated Appropriations Act of 2023 are not extended, this business model may no longer be feasible and our results of operations could be adversely affected.

In response to the COVID-19 pandemic, CMS made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including the “established patient” restriction which required an initiating in-person visit with the physician, initiating site requirements for both the providers and patients and telehealth modality requirements. The Consolidated Appropriations Act of 2023 extended many of the COVID-19 public health emergency provisions related to telehealth until December 31, 2024, and many, but not all, of the telehealth provisions were extended to March 31, 2025 in the American Relief Act, 2025,including the flexibility to permit a patient’s home to be an originating cite and to permit telehealth by means of audio only communication. Although CMS has indicated support for continuing certain telehealth flexibilities, including utilizing audio only communication, in its 2025 Physician Fee Schedule final rule, it is unclear if Congress will enact further legislation to extend coverage of these telehealth services. The provision of telehealth is largely regulated at the state level. Although state laws applicable to telehealth, particularly licensure requirements, have been relaxed in many jurisdictions as a result of the COVID-19 pandemic, many state waivers in relation to COVID-19 have already expired. Our ability to conduct telehealth services in a particular jurisdiction directly depend on applicable laws governing remote healthcare. It is unclear which, if any, of these changes pertaining to telehealth services will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict the ability of physicians to deliver care through telehealth modalities, including with respect to the initiating visit, our results of operations may be adversely affected.

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

Changes to the regulatory landscape applicable to our businesses could have a material adverse effect on our results of operations and financial condition, including the final rule by the Centers for Medicare and Medicaid Services ("CMS") titled Ensuring Access to Medicaid Services as well as potential changes to legislative and administrative actions at the federal level related to Medicaid funding.

Our PCS segment locations that maintain a Medicare certified home healthcare line of business (for example, in Pennsylvania and Massachusetts) must comply with ever changing federal conditions or participation, where compliance is difficult to achieve and hard to monitor. The regulatory landscape with respect to Medicaid and Medicare is particularly subject to change during presidential transitions, such as the current year. Recently implemented requirements for which adherence is particularly challenging include the need to:

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

CMS could adopt new requirements or guidelines that may further increase the costs associated with the provision of certified services, which could harm our business and have a material adverse effect on our results of operations. As an example, CMS finalized components of its 2023 proposed rule entitled Ensuring Access to Medicaid Services, which proposes advancements in access to care, quality of care, and improved health outcomes for Medicaid beneficiaries, include stipulations which would require that 80.0% of Medicaid payments for personal care services be spent on compensation for the direct care workforce rather than other administrative or overhead expenses by 2028. This requirement would limit our ability to achieve a gross margin that would allow us to continue to invest in technological platforms that would ease the administrative burden and allow our care providers to focus on higher quality of care, which could have a material adverse effect on our results of operations and financial condition.

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

Further, legislation and administrative actions at the federal level may impact the funding for, or structure of, the Medicaid program, and may shape the administration of the Medicaid program at the state level, including by affecting reimbursement rates and eligibility and coverage policies. For example, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid could have a significant impact, particularly in states that expanded Medicaid under the ACA and especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding for the expansion populations is reduced.

Congress, CMS and state authorities may implement changes to reimbursement for or coverage of items and services that affect our business and operations. For example, CMS periodically revises the reimbursement systems used to reimburse healthcare providers, including through changes to the home health and hospice reimbursement systems, which may result in reduced Medicare and/or Medicaid payments. In addition, delays or issues implementing reimbursement-related rules, including periodic payment updates for government programs, and interruptions in the distribution of governmental funds, could have an adverse impact on our business. The shift toward value-based care continues, including through the implementation of alternative payment models and various demonstration projects. Some states have obtained CMS approval to test new or existing approaches to payment and delivery of Medicaid benefits. Payment policies for different types of providers and for various items and services continue to evolve, and future health reform efforts could impact both federal and state programs.

If changes in Medicare, Medicaid or other state and local medical and social programs result in a reduction in available funds for the services we offer, a reduction in the number of beneficiaries eligible for our services or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our revenues and profitability could be negatively impacted. Our profitability depends principally on the levels of government-mandated payment rates and our ability to manage the cost of providing services. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates and policies. As a result, changes to government healthcare programs that reduce Medicare, Medicaid or other payments may negatively impact payments from private payors, as well. Any reduction in reimbursements from governmental or private payors or policies that negatively affect utilization of our services, such as the imposition of co-payments or prior authorization requirements, could also materially adversely affect our profitability.

State eligibility redetermination processes and potential reduction of eligible Medicaid beneficiaries as a result of such revalidation efforts could diminish the demand for our services, affect the profitability of our capitated contracts with our customers, and have a material adverse effect on our results of operations and financial condition.

States must revalidate the eligibility of each Medicaid beneficiary to participate in the program, based on factors such as income, age or disability, at least once every 12 months. During this process, existing Medicaid beneficiaries could lose

Medicaid coverage, not only because of changed circumstances such as regained employment, but also as a result of clerical and other errors that may leave otherwise eligible beneficiaries off the rolls due to the administrative burden to be placed on short-staffed state and local offices. A drop in Medicaid enrollment could affect adversely our ability to be reimbursed by our customers for the services we provide to our end-users, our NEMT per-member per-month fee generation under our capitated contracts, and our FFS payments and the demand for our services generally, the occurrence of any of which could harm our business and have a material adverse effect on our results of operations and financial condition.

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

As also discussed above, there are numerous state, federal and international regulations addressing patient information privacy, security, and breach requirements. In particular, the federal regulations issued under HIPAA contain provisions that:

•protect individual privacy by limiting the uses and disclosures of patient information;
•provide individuals with significant rights to their information;
•require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and
•prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

Compliance with applicable state, federal, and international privacy laws and regulations requires considerable resources. These costs and investments could negatively impact our financial position and results of operations. Further, the HIPAA regulations and state privacy laws expose us to increased regulatory risk, as the penalties associated with a failure to comply or with information security breaches, even if unintentional, could be substantial and have a material adverse effect on our financial position and results of operations.

If the MSO or the PC fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.

The 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In May 2020, CMS and the HHS Office of the National Coordinator for Health Information Technology (“ONC”) published the Cures Act final rule, which went into effect on April 5, 2021, to clarify provisions of the Cures Act regarding interoperability and information blocking, and to include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems (“EHRs”). The final rule transforms the way in which healthcare providers, health IT developers, health information exchanges/health information networks, (“HIEs/HINs”), and health plans share patient information, and creates significant requirements for healthcare industry participants. For example, the final rule prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information (“EHI”), also known as “information blocking.” To further support access and exchange of EHI, the final rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. As a relatively new rule, the interpretation of these requirements is continuing to evolve and any failure of the MSO or the PC to comply with these rules could have an adverse effect on our business, results of operations and financial condition.

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

We are subject to the federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by a federally funded healthcare program. Any of our financial relationships with healthcare providers will be potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Violations of the Anti-Kickback Statute could result in substantial civil or criminal penalties, including criminal fines of up to $100,000 per violation, imprisonment of up to ten years, civil penalties under the Civil Monetary Penalties Law of up to $100,000 per violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $28,619 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicaid and Medicare programs. Any such penalties could have a significant negative effect on our operations. Furthermore, the exclusion could result in significant reductions in our revenues, which could materially and adversely affect our business, financial position and results of operations.

Increasing scrutiny and changing expectations with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.

Increased focus, including from regulators, investors, employees and clients, on ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees or our customers, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us. At the same time, various stakeholders may have divergent views on ESG matters.This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied if we adopt ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

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

Risks Related to Our Indebtedness and Economic Conditions

Our existing debt agreements contain restrictions that limit our flexibility in operating our business and impose affirmative covenants requiring us to maintain certain financial and liquidity targets, and these limitations or an inability to maintain compliance with covenants could have a material adverse effect on our business and results of operations.

Our agreements covering our outstanding indebtedness, including the Credit Agreement dated February 2022 governing our Revolving Credit Facility, Term Loan Facility and the Incremental Term Loan (as amended to date, the "Credit Agreement") and the indenture governing our 5.000% Senior Unsecured Notes due in October 2029 in an aggregate principal amount of $500.0 million (the "Notes due 2029") contain various covenants that limit or will limit our ability to engage in specified types of transactions. These agreements may, among other things, limit our ability to:

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

In addition, our agreements covering our outstanding indebtedness, including the Credit Agreement and the indenture governing our Notes due 2029, require us to meet financial covenants associated with that debt, and contain cross-default provisions. For example, the Credit Agreement contains an affirmative covenant regarding our Total Net Leverage Ratio and interest coverage ratio as of the end of each of our fiscal quarters, and a covenant to maintain minimum liquidity of $25.0 million, which will be tested each week through the week ending April 11, 2025, each month through the month ending June 30, 2025 and, thereafter, each fiscal quarter. In order to maintain compliance with certain of our financial covenants under the Credit Agreement, including with respect to our Total Net Leverage Ratio, we have had to enter into amendments to our Credit Agreement increasing such limits, as recently as January 9, 2025. Pursuant to the Fifth Amendment to the Credit Agreement, we have been provided a covenant holiday with respect to certain financial covenants from the fourth fiscal quarter of 2024 through and including the second fiscal quarter of 2025. There can be no assurance that we will be able to maintain compliance with any such covenants upon expiration of the covenant holiday or any other covenants not subject to the covenant holiday or that our lenders will agree to further amend or waive any covenants in the future. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Credit Agreement and our financial covenants thereunder.

A breach of any of these covenants or restrictions could result in a default under the applicable agreements that govern our indebtedness including as a result of cross default provisions, and, in the case of our Revolving Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Agreement, the lenders could elect to declare all amounts outstanding under our Credit Agreement, including the Revolving Credit Facility and the Incremental Term Loan, to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness resulting in our other indebtedness being declared immediately due and payable, including our Notes due 2029. We cannot provide any assurance that the holders of such indebtedness would waive a default, including as a result of a cross default. In the event of acceleration of our outstanding indebtedness, we would not have sufficient liquidity to satisfy such obligations and would be required to restructure our existing debt or to seek additional equity or debt financing. Even if new financing is made available to us, it may not be on terms acceptable to us. If we were unable to repay these amounts, certain debt holders could proceed against the collateral granted to them to secure the indebtedness, including the equity of subsidiary guarantors that we have pledged as collateral, pursuant to our Credit Agreement. If any of the foregoing were to occur, our business and results of operations could be materially adversely affected and the value of our equity could be materially diminished.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations, including raising additional capital in the future. Such capital may be unavailable to us on acceptable terms or at all.

We have a substantial amount of indebtedness which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness, and prevent us from meeting our obligations under the Credit Agreement and our Notes due 2029. As of December 31, 2024, we had $269.0 million in obligations outstanding under our Revolving Credit Facility, $522.4 million in obligations outstanding under our Term Loan Facility, and $500.0 million in obligations outstanding under our Notes due 2029. In addition, on January 9, 2025, we borrowed an additional $75.0 million under the Credit Agreement in the form of the Incremental Term Loan. Our substantial indebtedness could have important consequences, including:

•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under the Revolving Credit Facility, are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our ability to maintain compliance with restrictive covenants under our debt instruments;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•imposing restrictions on the operation of our business that may hinder our ability to take advantage of strategic opportunities or to grow our business;
•limiting our ability to obtain additional financing for working capital, capital expenditures (including real estate acquisitions), debt service requirements and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to any of our competitors who are less leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our ability to make scheduled payments or refinance our obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. In connection with the borrowing of the Incremental Term Loan, we agreed to pay higher interest rates on amounts borrowed under our revolving credit facility and our term loan credit facility, thus increasing our overall interest expense. We also agreed to repay the Incremental Term Loan on or prior to January 10, 2026.

In addition, on January 9, 2025, we entered into a purchase and exchange agreement (the "Purchase and Exchange Agreement") with an existing stockholder, Coliseum Capital Partners, L.P. (“Coliseum”), and Blackwell Partners LLC - Series A (together, the "Coliseum Investors"), pursuant to which the Coliseum Investors have committed to purchase $30.0 million of new second lien senior notes due 2029, subject to the approval of 66-2/3% of the Company’s stockholders other than Coliseum under Section 203 of the Delaware General Corporation Law. We cannot give assurance that we will obtain such stockholder approval in a timely manner, or at all. If we do not obtain such stockholder approval or are otherwise unable to consummate the transactions contemplated by the Purchase and Exchange Agreement, we will need to pursue other financing options to ensure compliance with certain financial covenants in our debt instruments. These financing alternatives may be dilutive to our stockholders and more expensive than the financing that would be provided by the Purchase and Exchange Agreement.

If our cash flows and capital resources are insufficient to fund our obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our existing indebtedness and other obligations. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt obligations. If we are unable to effect any such alternative measures to fund our obligations, it may have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, in case we are able to raise additional capital through equity offerings, we may issue shares of our common stock or other securities. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or other operating restrictions that could adversely impact our ability to conduct our business.

If we cannot make scheduled payments on our debt, or if we violate certain covenants in our debt agreements and such violations are not cured or waived within the applicable time periods, we will be in default and, as a result, lenders under any of our existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under our debt instruments could terminate their commitments to issue letters of credit and our secured lenders could foreclose against the assets securing such borrowings. In these or other circumstances, we may be forced to pursue reorganization or restructuring proceedings under applicable bankruptcy or insolvency laws, including seeking protection under Chapters 7 or 11 of the U.S. Bankruptcy Code. Any or all of these events could result in you losing your investment.

Expiration of our Credit Agreement, loss of available financing or an inability to renew or refinance our debt could have an adverse effect on our financial condition and results of operations.

The indebtedness subject to our Notes matures in 2029, amounts outstanding under our Revolving Credit Facility mature in 2027 and 2028, amounts outstanding under our Term Loan Facility mature on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes remain outstanding on that date, and amounts outstanding under our Incremental Term Loan mature on January 10, 2026. There can be no assurance that we will be able to payoff timely, refinance or extend our Notes due 2029 or our indebtedness under our Credit Agreement or incur any additional indebtedness on terms that are acceptable to us, or at all. If our cash on hand is insufficient, or we are unable to generate sufficient cash flows in the future to cover our cash flow and liquidity needs and service our debt, we may be required to seek additional sources of funds, including extending or replacing our indebtedness, refinancing all or a portion of our existing or future indebtedness, incurring additional indebtedness to maintain sufficient cash flow to fund our ongoing operating needs and fund anticipated expenditures. There can be no assurance that any new financing or refinancing will be possible or obtained on terms acceptable to us, or at all. If we are unable to obtain needed financing, we may (i) be unable to satisfy our ongoing obligations, (ii) be unable to pursue future business opportunities or fund acquisitions, (iii) find it more difficult to fund future operating costs, tax payments or general corporate expenditures, and (iv) become vulnerable to adverse general economic, capital markets and industry conditions. Any of these circumstances could have a material adverse effect on our financial position, liquidity and results of operations.

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

As discussed in Note 1, Organization and Basis of Presentation, to the financial statements included in this report under the caption "Going Concern" as well as under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in this report, we have experienced financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of contracts, membership declines, and a lengthened time interval between earning revenue and collecting receivables under outstanding contracts with some of our customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements. These factors, including the increased uncertainty regarding timing of the collection of outstanding contract receivables, have negatively impacted our liquidity and working capital and have changed our forecasts of, among other things, our ability to meet one or more financial covenants in our Credit Agreement. Any failure to maintain compliance with such financial or other covenants could cause our obligations under the Credit Agreement and our Notes due 2029 to become immediately due and payable, and we may not have sufficient liquidity to satisfy such obligations. In addition, these factors outlined above have raised substantial doubt about our ability to satisfy our obligations, including the repayment of the Incremental Term Loan, as they become due within one year from the issuance date of these financial statements. As a result, it has been determined that substantial doubt exists about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm at the beginning of the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report includes an explanatory paragraph about our ability to continue as a going concern.

We are analyzing various alternatives to support ongoing compliance with financial covenants and the continued funding of operations and to improve liquidity, including certain strategic divestitures. There can be no assurance, however, that any additional funds or strategic transactions will be available when needed on terms acceptable to us, or at all, or in an amount sufficient to enable us to satisfy our obligations or sustain operations in the future. In addition, if we issue equity to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and the current stockholders may experience dilution.

Furthermore, as a result of the determination itself that substantial doubt exists about our ability to meet our obligations as they come due within one year from the date of issuance of the financial statements included in this report, there may be material adverse impacts to our stock price, our ability to raise capital or enter into strategic transactions on terms acceptable to us or at all, or our relationships with our key stakeholders. If we are unable to obtain sufficient, timely financial resources and improve liquidity, our business, results of operations, financial condition, and cash flows could be materially and adversely affected. Any of these adverse impacts could result in a significant or complete loss of your investment.

Risks Related to Our Common Stock

If we experience a material weakness or other deficiency in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

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

We have identified as recently as of the fiscal year ended December 31, 2023, control deficiencies that, in the aggregate, constituted a material weakness in our internal control over financial reporting. While such deficiencies have been since adequately remediated to eliminate the material weakness, if we are unable to successfully remediate a future material weakness or other deficiency in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete strategic transactions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, NASDAQ listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and we may suffer defaults, accelerations, or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches. Further, remediation efforts to correct any such internal control deficiencies could place a significant burden on management and add increased pressure to our financial resources and processes. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.

Future sales of shares of our common stock by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2024, we had 19,882,026 shares of common stock outstanding that were freely transferable without restriction or further registration under the Securities Act, unless held by or purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Shares of our common stock held by or purchased by our affiliates are restricted or “covered” securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

With respect to our stockholders Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC - Series A, as well as our former stockholder Coliseum Capital Co-Invest, L.P, which we sometimes refer to collectively as the Coliseum Stockholders, any or all of which may continue to be considered an affiliate or affiliates of ours, we have an effective registration statement under the Securities Act covering the resale by the Coliseum Stockholders of an aggregate of 3,145,102 shares of our common stock. As a result, such shares may be sold pursuant to the registration statement without regard to the volume and other limitations of Rule 144 under the Securities Act that would otherwise be applicable to such sales.

We also have effective registration statements under the Securities Act covering all shares of common stock to be issued under our Amended and Restated 2006 Long-Term Incentive Plan ("Incentive Plan") and shares of common stock purchased pursuant to our Employee Stock Purchase Plan ("ESPP"). As a result, all shares of common stock acquired upon exercise of stock options or vesting of shares of restricted stock, restricted stock units or performance-based restricted stock units granted under our Incentive Plan or shares of common stock purchased under our ESPP will also be freely tradable under the Securities Act, unless purchased or acquired by our affiliates under the plan. As of December 31, 2024, there were vested stock options outstanding and exercisable to purchase a total of 39,656 shares of our common stock and there were 572,625 shares of our common stock subject to restricted stock awards, restricted stock units, and performance-based restricted stock units under the Incentive Plan. In addition, 601,519 shares of our common stock are reserved for future issuances under the Incentive Plan and 949,037 shares of our common stock are reserved for future purchases under the ESPP.

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

In addition, the stock markets, and in particular NASDAQ, have experienced considerable price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stockholders have recently and in the past instituted securities class action litigation following periods of market volatility. Please refer to Note 17, Commitments and Contingencies, for more information. If we become involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

The Company depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments or to fund stock repurchases, if any, and there can be no assurance that our subsidiaries will make available to us the funds necessary for us to fund our operations and capital needs.

Our operations are conducted entirely through our subsidiaries. Our ability to generate cash to fund all of our operations and expenses, to pay dividends or complete stock repurchase programs, or to meet any debt service obligations is highly dependent on our subsidiaries’ earnings and the receipt of funds from our subsidiaries by way of dividends or intercompany loans. We have not paid any cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to invest our and our subsidiaries’ future earnings, if any, to fund our growth, to develop our business, invest in our technology, service our debt obligations, for working capital needs and for general corporate purposes. To the extent that we determine in the future to pay dividends on our common stock, however, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Similarly, our subsidiaries are not obligated to make funds available to us to fund stock repurchases. Further, our Credit Agreement significantly restricts the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, Delaware law imposes solvency restrictions on our ability to pay dividends to holders of our common stock. Therefore, you are not likely to receive any dividends on our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. Furthermore, if the subsidiaries are unable or unwilling to fund our cash needs when needed or desired, our results of operations and business and financial condition could be materially adversely affected.

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

Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Our second amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may also make it difficult for stockholders to replace or remove our management, including, no cumulative voting for the election of directors and provisions governing director vacancies, which are filled only by remaining directors (including vacancies resulting from removal or other cause). These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Item 1B.     Unresolved Staff Comments.

None.

Item 1C.     Cybersecurity.

Risk Management and Strategy.

Our information technology ("IT") systems are critically important to our existing business operations and growth strategy. We provide services to individuals and others that require us to collect, process, maintain and retain sensitive and personal client confidential information in our IT systems, including protected health information ("PHI"), personally identifiable information ("PII"), financial information and other personal information about our customers and end-users, such as names, addresses, phone numbers, email addresses, identification numbers, sensitive health data, and payment account information. As a result, we are subject to complex and evolving United States privacy laws and regulations, including those pertaining to the handling of personal data, such as HIPAA and CCPA. In addition to protecting the privacy of all health-related information for our members, our IT infrastructure supports the operations of all aspects of our business and ensures that we are able to continue to serve our members' transportation, personal care, and monitoring needs and execute our strategy to better connect people with care.

The Company's Enterprise Risk Management Team (the "ERM Team"), led by Internal Audit, works in collaboration with the Company's Information Security Team to set the enterprise risk strategy and make risk-informed decisions, which include the assessment and response to cybersecurity risk. The Company maintains an information security, technology, and cybersecurity risk management program overseen by the Chief Information Security Officer (the "CISO") that uses a risk-based methodology to support the security, confidentiality, integrity, and availability of its information. Controls over security, confidentiality, integrity, and availability are tested by external audit agencies, resulting in the Company's HITRUST, ISO 27007/27701, SOC2, and HIPAA certifications. The Company's information security, technology, and cybersecurity risk management program provides the structure for managing the respective risks utilizing a combination of automated tools, documented processes, and third-party assessments to identify and assess potential cybersecurity risks.

As part of the risk program, third parties engaged by the Company are subject to initial and continuous security monitoring activities including the use of Security Information Event Monitoring ("SIEM") software and regularly scheduled vulnerability assessments performed by an independent third-party to capture and identify vulnerabilities, security events, and potential incidents. The Company also maintains a formal information security training program that includes training on matters such as phishing and email security best practices as well as data privacy which is required for all employees on an annual basis.

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

Despite the security measures we have implemented, certain cyber incidents could materially disrupt our operational systems, compromise PHI or PII regarding customers or employees, delay our ability to provide critical services to our customers, and/or jeopardize the security of our facilities. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

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

Management's Roles and Responsibilities

In collaboration with the ERM team and the Audit Committee, the Company's Information Security Team, overseen by the CISO, is responsible for assessing and managing cybersecurity risks including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The Information Security Team is comprised of various Technology groups with the knowledge and expertise needed to execute the technical aspect of the Incident Response Plan. This team is led by the CISO and other technical leaders with significant experience in the information security field. The CISO has over 19 years of experience serving as a CISO and in other security leadership positions in the information security and cybersecurity fields, including roles as VP of Enterprise Technology, VP of Information Security, Director of Infrastructure and Cybersecurity, Director of Information Security, and Manager of Information Security. In addition to his work experience, the CISO holds a certification as a Certified Information System Security Professional (CISSP). The CISO works closely with other management positions, including the Chief Accounting Officer, Chief Information Officer, Chief Audit Officer, General Counsel, and VP of Investor Relations through the Cybersecurity Incident Committee in order to ensure that the Company has effective communication and understanding of its cybersecurity risk management.

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

Item 2.     Properties.

Our principal executive offices are located in Denver, Colorado, where we have leased approximately 73,000 square feet of corporate office and operations space through September 2032. This space, in addition to 27 other leased facilities that serve as both office and operational space, are utilized substantially in our Corporate and NEMT locations.

We maintain offices for our PCS segment in Valley Stream, New York, where we have leased through November 2025 corporate office and operations space. This office as well as an additional 70 locations of leased office and operational space support our PCS segment. To support our Monitoring segment operations, we rent coworking space in various locations as needed.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Common Stock, our only class of common equity, is quoted on NASDAQ under the symbol "MODV". As of February 21, 2025, there were 10 holders of record of our Common Stock.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our Common Stock, Russell 2000 Index, and NASDAQ Health Services Index and assuming an investment of $100 in each on December 31, 2019.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our Common Stock by or on behalf of the Company or any affiliated purchaser during the three months ended December 31, 2024.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements”. These risks and uncertainties include but are not limited to those set forth in Item 1A. “Risk Factors”.

Overview of Our Business

Please refer to Item 1. “Business” of this Annual Report for a discussion of our services and corporate strategy.

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and in-home monitoring solutions ("Monitoring"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s in-home monitoring solutions in its Monitoring segment include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

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

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends, such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect growth within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services including required transportation to such healthcare services, in-home personal care services, and monitoring services;
•increasing prevalence of chronic illnesses that require active and ongoing monitoring of health data which can be accomplished at a lower cost and result in better health outcomes through in-home personal care and monitoring services;
•a movement towards value-based care versus fee-for-service and cost plus care and budget pressure on governments, both of which may increase the use of corporations to provide necessary and innovative services;
•increasing demand for in-home care, driven by cost pressures on traditional reimbursement models and technological advances enabling remote engagement, including remote monitoring and similar internet-based health related services;
•a shift in membership dynamics as a result of any Medicaid redetermination efforts, which have and may continue to decrease membership levels at our NEMT segment;
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

•macroeconomic conditions, including the impact of inflationary matters and changes in interest rates, which may impact the industries in which we operate and our customers' ability to utilize the services we and our competitors provide; and
•extended collection periods, which may cause uncertainty concerning the timing of the collection of outstanding contract receivables with some customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements.

In recent years, we have experienced increased trip volume, service hours, and caregiver visits. While this indicates increased demand for our non-emergency medical transportation, personal care and monitoring services, adverse economic conditions, including high inflation rates, high interest rates, supply chain challenges, labor shortages, volatility in capital markets and recession risks, have had and could continue to have an adverse effect on our business, results of operations, and financial condition. For the NEMT segment, increased trip volume and utilization of non-emergency medical transportation services exposes us to cost containment risk as labor costs and trip costs are rising at a higher rate than reimbursement, which results in lower profit margins than previously reported. The increase in trip costs is driven, in part, by headwinds from the current macroeconomic environment which limit the NEMT segment's ability to provide services at a reasonable cost to achieve historic profit margins. For the PCS segment, the labor shortage, particularly related to availability of healthcare workers including caregivers, will continue to impact the volume of service hours that can be provided while also driving increased wage rates, which limits our ability to be profitable in contracts with set reimbursement rates for various care services. Any of these circumstances and factors could have a material adverse impact on our reputation and business and any long-term macroeconomic impacts that have arisen could continue to create ongoing challenges for our business.

Our business environment is competitive, the healthcare industry's regulatory requirements are increasingly complex, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in an impairment of the goodwill in our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023, impairment tests may be required in addition to the annual impairment testing that occurred as of July 1, 2024, if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. The Company monitors the performance of the business and the value of its stock price and estimated fair values of its reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time. During our July 1, 2024 annual assessment of goodwill, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to perform a quantitative assessment to test our goodwill for impairment. As a result of our quantitative assessment, we determined that the goodwill at our Monitoring reporting unit was impaired. See Note 9, Goodwill and Intangible Assets, for additional details.

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

Accrued Transportation Costs

Description. We generally pay our transportation providers for completed trips based on documentation submitted after services have been provided. The transportation service is initiated at the time a member submits a request for transportation services from our providers. At this time, we calculate an estimated transportation cost for each trip based on historical experience. This portion of the accrued transportation cost is based on requests for services we have received and the amount we expect to be billed by our transportation providers. All completed trips (both unbilled and billed) for which we have not yet issued payment reconcile to our total accrued transportation cost, however the critical accounting estimate that requires significant judgment is the portion of the accrual that is estimated related to claims not yet received or those pending adjudication.

Judgments and Uncertainties. The transportation cost accrual requires significant judgment as it is calculated using historical trip experience. We estimate the amount of transportation cost incurred for claims which have not yet been received or pending adjudication. The estimates are routinely monitored and compared to actual invoiced costs. Actual cost could be greater or less than the amounts estimated due to facts and circumstances that differ from historical trends.

Sensitivity of Estimate to Change. The estimates for the transportation accrual are developed using assumptions based on the best information available to the Company at the time, but which are inherently uncertain and unpredictable and as a result, actual results may differ significantly from estimates. In determining our estimate each period, we use data around historical trip experience. Our December 31, 2024 estimated portion of the accrued transportation costs was $33.2 million greater than our estimated portion at December 31, 2023. The increase from 2023 to 2024 is driven by timing of claims adjudication. The assumptions used in the estimate inputs include estimated trip costs and estimated trip volume. If we were to assume that our estimate of future transportation costs was changed to the upper end or lower end of the range we developed in the course of formulating our estimate, the estimate for future transportation costs as of December 31, 2024 would range from $65.6 million to $80.1 million.

Recoverability of Goodwill

Description. In accordance with ASC 350, Intangibles-Goodwill and Other, we review goodwill for impairment annually, and more frequently if events and circumstances indicate that the value may be impaired. Such circumstances could include, but are not limited to: (1) the loss or modification of significant contracts, (2) a significant adverse change in legal factors or in business climate, (3) unanticipated competition, (4) an adverse action or assessment by a regulator, or (5) a significant decline in our stock price. We perform our annual goodwill impairment test as of July 1. Goodwill is allocated across the Company's reporting units: NEMT, PCS, and Monitoring. We first perform qualitative assessments for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value. If the carrying value is determined to exceed the estimated fair value, the asset is considered impaired.

Judgments and Uncertainties. When performing a quantitative assessment to estimate the fair value of the Company's goodwill, the Company uses either an income approach, a market valuation approach, or a blended approach. The income approach applies a discounted cash flow method which includes assumptions on the projected future cash flows, discount rates, working capital adjustments, long-term growth rates, and others to estimate the fair value of the reporting unit. The market valuation approach produces an estimated fair value of the reporting unit based on a comparison of the reporting unit to publicly traded entities in similar lines of business.

Sensitivity of Estimate to Change. The use of different estimates or assumptions in determining the fair value of our goodwill may result in a different value recorded, which could result in an impairment charge that has the potential to have a material impact to the consolidated statement of operations. During our July 1 annual assessment of goodwill for both 2024 and 2023, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. For the 2024 annual period, these factors included changes in key assumptions from the prior year annual goodwill assessment as a result of lower than anticipated operating results during the first half of 2024 as compared to forecast which resulted in a decrease in the fair value of the Company's Monitoring reporting unit such that the fair value was less than its carrying value. As a result of our quantitative assessment, we determined that the goodwill at our Monitoring reporting unit was impaired resulting in an impairment charge during the second quarter of 2024 of $105.3 million. For the 2023 annual period, these factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result of our quantitative assessment, we determined that the goodwill at our PCS and Monitoring reporting units was impaired resulting in an impairment charge during the second quarter of 2023 of $137.3 million and $45.8 million, respectively.

Components of Results of Operations

The following results of operations include the accounts of ModivCare and our subsidiaries for the years ended December 31, 2024 and 2023. For our results of operations for the year ended December 31, 2022 see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024.

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

Our capitated contracts operate under either a full-risk or a shared-risk structure. Under full-risk contracts, payors pay a fixed amount per eligible member per month and we assume the responsibility of meeting the covered healthcare related transportation requirements for the number of eligible members in the payor's program. Under this structure, we assume full-risk for the costs associated with arranging transportation of members through our network of independent transportation providers. Revenue is recognized based on the number of members served during the period. Under shared-risk contracts, we have provisions for reconciliations, risk corridors, and/or profit rebates. These contracts allow for periodic reconciliations based on actual cost and or/trip volume and may result in refunds to the payor (contract payables), or additional payments due from the payor (contract receivables) based on the provisions contractually agreed upon. These shared-risk contracts also allow for margin stabilization, as generally the amount received PMPM is adjusted for the costs to provide the transportation services. Under both contract structures, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve their clients.

Under FFS contracts, payors pay a specified amount for each service that we provide based on costs incurred plus an agreed-upon margin. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

Service revenue for our PCS segment includes the revenue generated based on the hours incurred by our in-home caregivers to provide services to our customers, primarily on a FFS basis in which we earn a specified amount for each service that we provide. Payment for our PCS services is billed to third-party payors which include, but are not limited to, MCOs, Medicaid agencies and programs and other home health care providers who subcontract the services of our caregivers to their patients, and individuals.

Service revenue for our Monitoring segment includes the sale of monitoring equipment to our third-party distributors as well as revenue generated from the hours incurred by our Clinical Team for providing monitoring services to our customers, primarily on a PMPM basis for each eligible member. Payment for our monitoring services is billed to third-party payors which include, but are not limited to, national and regional health plans, government-funded benefit programs, healthcare provider organizations, and individuals.

Grant Income

Grant income. We have received distributions under the ARPA Coronavirus State and Local Fiscal Relief Fund ("SLFRF") targeted to providing economic relief and stimulus to combat health and economic impacts of the COVID-19 pandemic in addition to other governmental funds.

Operating Expenses

Service expense. Service expense for our NEMT segment includes purchased transportation, operational payroll and other operational related costs. Purchased transportation includes the amounts we pay to third-party transportation providers and is typically dependent upon service volume. Operational payroll predominately includes our contact center operations, customer advocacy and transportation network team. Other operating expenses primarily include operational overhead costs, and operating facilities and related charges. Service expense for our PCS segment includes payroll and other operational related costs for our caregivers to provide in-home care. Service expense for our Monitoring segment primarily consists of salaries of employees in our contact centers, connectivity costs and occupancy costs.

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

Impairment of goodwill. Based on our qualitative goodwill assessment for each reporting unit, we determined that qualitative factors existed which required us to test our goodwill for impairment. As a result of the impairment evaluation, we determined that the goodwill within our Monitoring reporting unit was impaired.

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended December 31, 2024 on our Company’s borrowings outstanding under the Revolving Credit Facility, Term Loan Facility and Senior Unsecured Notes, and amortization of deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

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

We operate four reportable business segments: NEMT, PCS, Monitoring, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The PCS segment provides non-medical personal care and home health services. The Monitoring segment provides monitoring solutions. The Corporate and Other segment includes the costs associated with our corporate operations and as such, includes activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of an investment in innovation that we completed during the first quarter of 2023. The operating results of the NEMT, PCS and Monitoring segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to our Corporate operations as well as certain service revenue and operating expenses associated with the investment in innovation discussed above.

See Note 4, Segments, in our accompanying consolidated financial statements for further information on our segments.

Year ended December 31, 2024 compared to year ended December 31, 2023

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total service revenue, net, represented by items in our consolidated statements of operations for 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$2,787,586	100.0%	$2,751,170	100.0%
Grant income	—	—%	5,037	0.2%

Operating expenses:
Service expense	2,367,215	84.9%	2,304,218	83.8%
General and administrative expense	298,391	10.7%	304,564	11.1%
Depreciation and amortization	109,465	3.9%	104,271	3.8%
Impairment of goodwill	105,302	3.8%	183,100	6.7%
Total operating expenses	2,880,373	103.3%	2,896,153	105.3%

Operating loss	(92,787)	(3.3)%	(139,946)	(5.1)%

Interest expense, net	94,053	3.4%	69,120	2.5%
Loss on debt extinguishment	11,797	0.4%	—	—%
Loss before income taxes and equity method investment	(198,637)	(7.1)%	(209,066)	(7.6)%
Income tax benefit	5,506	0.2%	4,319	0.2%
Equity in net income (loss) of investee, net of tax	(8,147)	(0.3)%	287	—%
Net loss	$(201,278)	(7.2)%	$(204,460)	(7.4)%

Service revenue, net. Consolidated service revenue, net, for 2024 increased $36.4 million, or 1.3%, compared to 2023. This change consists of an increase in service revenue, net of $5.8 million at our NEMT segment, an increase in service revenue, net of $29.7 million at our PCS segment, and a decrease in service revenue, net of $0.2 million at our Monitoring segment. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Grant income. While we received approximately $19.5 million in grant distributions during 2024, we did not recognize grant income, but recognized a portion of these funds as an offset to service expense once they met the conditions for recognition. We received $21.8 million in grant distributions during 2023 and recognized $5.0 million in grant income, with the difference being recognized either as an offset to service expense, if we incurred the expense for which the grants were intended to compensate, or as an accrued expense, if we have not yet incurred the expense for which the grants were intended to compensate. These funds were received by our NEMT and PCS segments and are available to eligible providers who have healthcare-related expenses and lost revenues attributable to COVID-19 and/or meet the eligibility requirements of the related fund.

Service expense. Service expense components are shown below (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$1,504,970	54.0%	$1,456,796	53.0%
Payroll and related costs	784,583	28.1%	772,629	28.1%
Other operating expenses	77,662	2.8%	74,793	2.7%
Total service expense	$2,367,215	84.9%	$2,304,218	83.8%

Service expense for 2024 increased $63.0 million, or 2.7%, compared to 2023 primarily due to higher purchased services for our NEMT segment of $48.2 million driven by an increase in transportation costs. Payroll and related costs increased by $12.0 million, which was driven by an increase in payroll and related costs of $42.1 million at our PCS and Monitoring segments, which was partially offset by a decrease in payroll and related costs of $30.4 million at our NEMT segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for 2024 decreased $6.2 million, or 2.0%, compared to 2023. General and administrative expense at our Corporate and Other segment decreased $18.7 million and at our Monitoring segment decreased $2.5 million, which was offset by an increase in general and administrative expense at our NEMT segment of $9.1 million along with an increase in general and administrative expense at our PCS segment of $6.0 million. General and administrative expense expressed as a percentage of service revenue, net, decreased slightly to 10.7% for 2024 as compared to 11.1% for 2023. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization for 2024 increased $5.2 million, or 5.0%, compared to 2023, primarily related to the depreciation associated with the capitalization of internal use software.

Impairment of goodwill. Impairment of goodwill for 2024 and 2023 was $105.3 million and $183.1 million, respectively, and is a result of goodwill impairments that were recorded at our Monitoring reporting unit during 2024 and at our PCS and Monitoring reporting units during 2023. See Note 9, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net, for 2024 and 2023 was $94.1 million and $69.1 million, respectively, for an increase of $24.9 million, or 36.1%, year over year. During 2024, we incurred $16.3 million, $26.6 million, and $28.3 million of interest expense related to the 2025 Notes, the 2029 Notes, and the Term Loan Facility, respectively. The remainder of the interest expense during 2024 is related to interest and fees incurred related to borrowings under the amended Credit Agreement, which increased during 2024 due to increased borrowing activity on the Revolving Credit Facility as compared to 2023. Interest expense is recorded at our Corporate and Other segment.

Loss on debt extinguishment. During 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment. This balance consists of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax for 2024 of $8.1 million and our equity in net income of investee, net of tax for 2023 of $0.3 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rate from operations for 2024 and 2023 was a tax benefit of 2.8% and 2.1%, respectively. The 2024 effective tax rate differed from the U.S. federal statutory rate primarily due to increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment recorded during the year. The 2023 effective tax rate differed from the U.S. federal statutory rate primarily due to the nondeductible goodwill impairment recorded during the year.

Year Ended December 31, 2023 compared to year ended December 31, 2022

For a comparison of our results of operations see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024.

Results of Operations - Segments

The following tables set forth certain financial information attributable to the Company’s business segments for 2024 and 2023:

NEMT Segment

(in thousands, except for Revenue per member per month, Revenue per trip, and Service expense per trip):

	Year Ended December 31,
	2024		2023
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$1,957,275	100.0%	$1,951,447	100.0%

Service expense	1,727,984	88.3%	1,709,790	87.6%
General and administrative expense	124,475	6.4%	115,355	5.9%
Depreciation and amortization	30,170	1.5%	27,409	1.4%
Operating income	$74,646	3.8%	$98,893	5.1%

Business Metrics(1)
Total paid trips	36,800		34,559
Average monthly members	29,545		33,648

Revenue per member per month	$5.52		$4.83
Revenue per trip	$53.19		$56.47
Service expense per trip	$46.96		$49.47
Utilization	10.4%		8.6%

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

Service revenue, net. Service revenue, net, remained consistent in 2024 as compared to 2023, with an increase of $5.8 million, or 0.3%. While average monthly membership decreased 12.2% during 2024 as compared to 2023, the revenue received per member per month increased by 14.3% over the same period helping to maintain consistent revenue year over year. Revenue per member per month is driven by increases in trip volume, which increased by 6.5% in 2024 as compared to 2023. These two factors are correlated due to contract repricing and the partial pass-through of costs associated with our reconciliation, risk corridor, and/or profit rebate contracts (which are considered shared-risk contracts due to the reconciliation provisions).

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

Service expense. Service expense for our NEMT segment primarily consists of purchased services, which are costs paid to our third party transportation providers, and payroll and related costs, which consist of salaries of employees within our contact centers and operations centers. Other service expenses include occupancy costs related to our contact centers. Service expense components for our NEMT segment are shown below (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$1,504,970	76.9%	$1,456,796	74.7%
Payroll and related costs	172,800	8.8%	203,199	10.3%
Other service expenses	50,214	2.6%	49,795	2.6%
Total service expense	$1,727,984	88.3%	$1,709,790	87.6%

Service expense increased by $18.2 million, or 1.1%, for 2024 as compared to 2023, primarily related to higher purchased services of $48.2 million, or 3.3%, partially offset by a decrease in payroll and related costs of $30.4 million, or 15.0%. The decrease in payroll and related costs demonstrates ongoing improvements from cost optimization and digitization efforts in our contact centers. Purchased services costs increased in connection with the 6.5% higher trip volume for 2024 as compared to 2023. This increase in purchased services costs driven by higher trip volume is partially offset by lower purchased services costs per trip of 3.0% due to a reduction in overall trip expense from the implementation of our multi-modal strategy.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased $9.1 million, or 7.9%, for 2024 as compared to 2023, primarily as a result of higher salaries for administrative employees and higher professional services costs during 2024.

Depreciation and amortization expense. Depreciation and amortization expense increased by $2.8 million, or 10.1%, for 2024 as compared to 2023, primarily related to the additional depreciation expense recorded as a result of additional investment in internal use software during 2024.

PCS Segment

(in thousands, except Service revenue per hour and Service expense per hour):

	Year Ended December 31,
	2024		2023
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$745,299	100.0%	$715,615	100.0%
Grant income	—	—%	5,037	0.7%

Service expense	599,258	80.4%	561,919	78.5%
General and administrative expense	92,738	12.4%	86,767	12.1%
Depreciation and amortization	51,252	6.9%	51,402	7.2%
Impairment of goodwill	—	—%	137,331	19.2%
Operating income (loss)	$2,051	0.3%	$(116,767)	(16.3)%

Business Metrics(1)
Total hours	28,229		27,826
Service revenue per hour	$26.40		$25.72
Service expense per hour	$21.23		$20.19

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, increased by $29.7 million or 4.1% for 2024 as compared to 2023, primarily due to 1.4% higher hours worked by our personal care providers in 2024 as compared to 2023, as well as 2.6% higher rates earned per hour during the same period.

Grant income. During 2024, we did not recognize grant income and during 2023, we recognized $5.0 million of grant income related to government grant distributions received, primarily from the ARPA SLFRF. See discussion in the consolidated Results of Operations section for more information.

Service expense. Service expense for our PCS segment primarily consists of wages for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense components for our PCS segment are shown below (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Payroll and related costs	$594,150	79.7%	$555,606	77.6%
Other service expenses	5,108	0.7%	6,313	0.9%
Total service expense	$599,258	80.4%	$561,919	78.5%

Service expense for 2024 increased by $37.3 million, or 6.6%, as compared to 2023, primarily as a result of a 5.2% increase in service expense per hour as well as a 1.4% increase in hours of service provided. The increase in service expense per hour is driven primarily by increased wage rates for our caregivers, predominately from wage increases in New York, New Jersey, and West Virginia.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased by $6.0 million, or 6.9%, for 2024 as compared to 2023, primarily related to increased legal fees from various audits and legal proceedings as well as increased software maintenance expense related to the implementation of a home care platform in certain markets during the third quarter of 2024.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent with a decrease of $0.2 million, or 0.3%, for 2024 as compared to 2023. This balance primarily consists of amortization expense on the payor network intangible asset.

Impairment of goodwill. During 2024, we did not record any impairment charge on the goodwill at our PCS reporting unit. During 2023, as a result of our quantitative goodwill assessment on July 1, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $137.3 million. See Note 9, Goodwill and Intangible Assets for additional details.

Monitoring Segment

(in thousands, except Revenue per member per month and Service expense per member per month):

	Year Ended December 31,
	2024		2023
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Operating Results
Service revenue, net	$77,739	100.0%	$77,941	100.0%

Service expense	32,284	41.5%	27,025	34.7%
General and administrative expense	20,439	26.3%	22,971	29.5%
Depreciation and amortization	26,788	34.5%	24,536	31.5%
Impairment of goodwill	105,302	135.5%	45,769	58.7%
Operating loss	$(107,074)	(137.7)%	$(42,360)	(54.3)%

Business Metrics(1)
Average monthly members	247		244
Revenue per member per month	$26.23		$26.62
Service expense per member per month	$10.89		$9.23

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

Our Monitoring segment is a provider of in-home monitoring solutions and manages a comprehensive suite of in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

Service revenue, net. Monitoring contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue is generally driven by the number of enrolled members and the rate received per member per month. Service revenue, net, remained consistent for 2024 as compared to 2023 with a decrease of $0.2 million, or 0.3%, primarily related to a 1.2% increase in average monthly members from 2023 to 2024 that was offset by a 1.5% decrease in revenue per member per month over the same period.

Service expense. Service expense for our Monitoring segment primarily consists of salaries for the employees providing the monitoring services as well as occupancy costs. Service expense components for our Monitoring segment are shown below (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	% of Segment Service Revenue	Amount	% of Segment Service Revenue
Payroll and related costs	$17,077	22.0%	$13,539	17.4%
Other service expenses	15,207	19.6%	13,486	17.3%
Total service expense	$32,284	41.6%	$27,025	34.7%

Service expense for 2024 increased $5.3 million, or 19.5%, as compared to 2023, primarily as a result of an increase of $3.5 million, or 26.1%, in payroll and related costs due to increased wages and benefits for our Monitoring employees as well as increased device connectivity and installation costs related to the additional devices deployed to service the higher membership levels.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations of the Monitoring segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $2.5 million, or 11.0% for 2024 as compared to 2023. This decrease in general and administrative expense is primarily related to lower salaries for administrative employees in 2024.

Depreciation and amortization expense. Depreciation and amortization expense increased by $2.3 million, or 9.2%, for 2024 as compared to 2023, primarily related to additional depreciation expense as a result of purchases of a new product and higher levels of purchased devices due to destroyed or unreturned equipment during 2024 as compared to 2023, in addition to an increased number of Monitoring devices used to service the 1.2% increase in average monthly members in 2024.

Impairment of goodwill. During 2024 and 2023, as a result of our quantitative goodwill assessment on July 1, we determined that the goodwill within our Monitoring reporting unit was impaired which resulted in an impairment of goodwill charge of $105.3 million and $45.8 million, respectively. See Note 9, Goodwill and Intangible Assets for additional details.

Corporate and Other Segment

(in thousands)

	Year Ended December 31,
	2024	2023
Service revenue, net	$7,273	$6,167

Service expense	7,689	5,484
General and administrative expense	60,739	79,471
Depreciation and amortization	1,255	924
Operating loss	$(62,410)	$(79,712)

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

General and administrative expense and Depreciation and amortization: Our Corporate and Other segment holds costs incurred related to strategy and stewardship of the other operating segments. These expenses are primarily general and administrative expenses, with a small amount related to depreciation. General and administrative expense decreased by $18.7 million, or 23.6%, for 2024 as compared to 2023. This decrease is primarily related to lower professional service costs and lower legal fees, which were higher in the prior year due to executive departure.

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts, interest expense on outstanding borrowings, costs associated with our strategic initiatives, and short-term borrowings under our Credit Agreement. As explained below under the caption "Liquidity," various factors exist that have raised substantial doubt about our ability to meet all obligations as they become due over the next twelve months and to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, including through additional financing and strategic divestitures of assets, based on our current expectations, our current sources of liquidity, including available cash on hand, cash generated from operations, net of capital expenditures, and borrowings under our Revolving Credit Facility and Term Loan Facility (both as defined below), may not be sufficient to satisfy our short-term capital requirements for the next twelve months. For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash used in operating activities during the year ended December 31, 2024 was $6.4 million. Our balance of cash and cash equivalents, excluding restricted cash, was $112.6 million and $2.2 million at December 31, 2024 and 2023, respectively. We had restricted cash of $0.5 million and $0.6 million at December 31, 2024 and 2023, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying consolidated statements of cash flows.

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

2024 cash flows compared to 2023

Operating activities. Cash used in operating activities was $6.4 million for 2024 compared to cash used in operating activities of $83.0 million for 2023. The decrease in cash used of $76.6 million between periods was primarily a result of an increase in cash provided by changes in operating assets and liabilities of $131.8 million. The increase in cash provided by changes in operating assets and liabilities was partially driven by an increase in cash collected from contract receivables of $99.0 million on certain risk corridor and reconciliation contracts during 2024 as compared to 2023. The increase in cash provided by changes in operating assets and liabilities was also partially driven by a decrease in the cash used for accounts payable and accrued expenses of $46.8 million, primarily related to a build of accounts payable and accrued expenses due to the timing of vendor payments during 2024 as compared to 2023. These increases from the changes in operating assets and liabilities were partially offset by a decrease in cash due to an increase in cash paid for contract payables of $18.1 million, primarily related to repayments on previously accrued contract payable amounts during 2024. Also offsetting the increases to the changes in operating assets and liabilities was a decrease in cash due to an increase in cash paid for prepaid expenses and other assets of $5.0 million during 2024 as compared to 2023.

Investing activities. Net cash used in investing activities was $27.6 million in 2024 compared to $42.3 million in 2023. The change in cash used in investing activities was driven by a decrease in cash spent on purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $144.4 million in 2024 compared to $113.1 million in 2023. The increase of $31.3 million was primarily a result of the issuance of a Term Loan Facility in the aggregate principal amount of $525.0 million, which was partially offset by the redemption of our 2025 Notes for $507.3 million. The increase in net cash provided by financing activities is also driven by an increase of $41.4 million in net proceeds from our short-term borrowing on our Revolving Credit Facility during 2024 as compared to 2023, partially offset by higher debt issuance costs of $25.4 million related to the Amendments to the Credit Agreement that were made during 2024.

2023 cash flows compared to 2022

For a comparison of our cash flows for 2023 to 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024.

 Obligations and commitments

Senior Unsecured Notes. On August 24, 2021, the Company issued $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “2029 Notes”).

The 2029 Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing senior indebtedness, are effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The Company will pay interest on the 2029 Notes semi-annually in arrears on April 1 and October 1 of each year until maturity. Principal payments on the 2029 Notes are not required until the maturity date on October 1, 2029 when 100.0% of the outstanding principal will be required to be repaid. For additional information related to our 2029 Notes, refer to Note 11, Debt, of the Notes to consolidated financial statements included in Part II, Item 8.

Revolving Credit Facility. The Company is party to the Credit Agreement, dated as of February 3, 2022 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “New Credit Facility”) in an aggregate principal amount of $325.0 million. The New Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Company did not draw any amount of the New Credit Facility at closing of the New Credit Agreement. At closing of the New Credit Agreement on February 3, 2022, the Company had $22.8 million of outstanding letters of credit under the New Credit Facility. The proceeds of the New Credit Facility may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

The Credit Agreement contains financial and non-financial covenants, including an affirmative covenant regarding our Total Net Leverage Ratio, determined as of the end of each of our fiscal quarters, which is the ratio of (a) our total net indebtedness to (b) our earnings before interest, taxes, depreciation, amortization, and certain non-recurring charges, fees and expenses, as set forth in the Credit Agreement. On June 26, 2023, the Company entered into the First Amendment to the Credit Agreement to increase the maximum permitted Total Net Leverage Ratio for all fiscal quarters ending on or after June 30, 2023.

On February 22, 2024, the Company entered into the Second Amendment to the Credit Agreement to further increase the maximum permitted Total Net Leverage Ratio for all fiscal quarters ending on or after December 31, 2024 as follows: for the fiscal quarters ending March 31, 2024 through June 30, 2024, 5.50:1.00; for the fiscal quarters ending September 30, 2024 through December 31, 2024, 5.25:1.00; for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.00:1.00; for the fiscal quarters ending December 31, 2025 through March 31, 2026, 4.75:1.00; and for all fiscal quarters ending after March 31, 2026, 4.50:1.00. The Second Amendment also includes a quarterly minimum liquidity covenant that restricts the Company from permitting its Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company’s available borrowing capacity under the New Credit Facility plus the amount of its unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter.

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

On January 9, 2025, we entered into the Fifth Amendment to the Credit Agreement, which, among other things, (i) amended the interest rate on the existing Revolving Credit Facility commitments under the Credit Agreement to a SOFR-based benchmark plus 4.25%, with a 1.00% SOFR Floor, (ii) amended the 2.0% default rate under the Credit Agreement so that it applies on all obligations upon the election of the administrative agent at the direction of the Required Lenders if an event of default has occurred and continuing and automatically if a specified event of default has occurred and is continuing, (iii) amended the Term Loan Facility maturity date to spring to July 2, 2029 if the second lien senior secured PIK toggle notes remain outstanding as of such date, (iv) included enhanced reporting requirements, and (v) eliminated or reduced certain baskets, which included the elimination of reinvestment rights with respect to certain asset sales and reduction of the de minimis exception for certain asset sale prepayments to $5,000,000. Consenting lenders also agreed to provide financial covenant relief in the form of (i) a covenant holiday with respect to the maximum net leverage ratio and interest coverage ratio from the fourth fiscal quarter of 2024 through and including the second fiscal quarter of 2025, (ii) resetting the maximum total net leverage ratio covenant to 6.75:1.00 for the third fiscal quarter of 2025 and the fourth fiscal quarter of 2025 and (iii) resetting the minimum interest coverage ratio to 1.65:1.00 for the third fiscal quarter of 2025 and the fourth fiscal quarter of 2025. We will also be required to maintain minimum liquidity of $25.0 million pursuant to the terms of the amended minimum liquidity covenant in the Credit Agreement, which will be tested each week through the week ending April 11, 2025, each month through the month ending June 30, 2025 and, thereafter, each fiscal quarter. In addition, we will be subject to a cash variance compliance test with respect to aggregate disbursements and aggregate receipts, subject to customary cures.

Term Loan Facility. On July 1, 2024, pursuant to the Third Amendment, we established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem our 5.875% senior unsecured notes due on November 15, 2025 in aggregate principal amount of $500.0 million, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. We incurred approximately $24.4 million of deferred financing costs with respect to the Term Loan Facility.

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

As summarized above under "Revolving Credit Facility," pursuant to the Fifth Amendment to the Credit Agreement entered into on January 9, 2025, we were granted a covenant holiday with respect to certain covenants from December 31, 2024 through and including the second fiscal quarter of 2025.

Incremental Term Loan. On January 9, 2025, the Company, pursuant to the Fifth Amendment to the Credit Agreement, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). The Incremental Term Loan was priced at a SOFR-based benchmark plus 7.50%, with 1.00% SOFR Floor (no CSA) with a maturity of January 10, 2026 (the “Maturity Date”) and original issue discount of 2 points. The Company has the option to prepay the Incremental Term Loan, in whole or in part, at any time prior to the Maturity Date, subject to a prepayment fee equal to the present value of all scheduled interest payments on the fully committed amount that would accrue through the Maturity Date calculated based on a discount rate equal to the treasury rate plus 50 basis points. The proceeds of the Incremental Term Loan are required to be deposited in a collateral account subject to a blocked account control agreement in favor of the administrative agent and may disbursed subject to delivery of a disbursement request, no default or event of default, the representations and warranties in Article II of the Credit Agreement being true and correct in all material respects and receipt by the administrative agent and lenders of reimbursement for invoiced expenses. The Incremental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” for further discussion. Additionally, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events

For additional information related to our Revolving Credit Facility, our Term Loan Facility and our Incremental Term Loan, refer to Note 11 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Insurance Programs

With respect to the Company’s historical wholly-owned captive insurance company subsidiary, Social Services Providers Captive Insurance Company, or SPCIC, the operations with respect to which have been discontinued since 2017, the Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to historical automobile, general and professional and workers’ compensation liability reinsurance policies, including the estimated losses in excess of SPCIC’s insurance limits, which would be reimbursed to SPCIC to the extent such losses were incurred. As of December 31, 2024 and 2023, the Company had reserves of $30.0 million and $20.2 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2024 and 2023 of $58.0 million and $45.7 million, respectively, is classified as current liabilities and other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2024 and 2023 was $28.0 million and $25.5 million, respectively, and is classified as other long-term assets in the consolidated balance sheets.

Further, we had restricted cash of $0.5 million and $0.6 million at December 31, 2024 and December 31, 2023, respectively, which was primarily restricted to secure the reinsured claims losses under the historical automobile, general and professional liability and workers’ compensation reinsurance programs.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. Our liquidity position is supported by management of liquid assets and current liabilities and access to alternative sources of funds. Liquid assets included cash and cash equivalents, excluding restricted cash of $112.6 million and accounts receivable, contract receivables, and other receivables of $356.8 million as of December 31, 2024, and expected future cash generated from operations. Current liabilities, which totaled $810.9 million at year end as detailed in the table below, included $88.7 million in guarantees and letters of credit that are not expected to be paid in cash in the next 12 months.
Management’s assessment of our liquidity is highly dependent on our ability to meet operating forecasts, including cash generated by operations, and manage working capital, including specifically the timely collection of outstanding contract receivables, which were $117.8 million at December 31, 2024. During 2024, we have experienced financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of certain contracts, and membership declines. These factors have negatively impacted cash flow generation and liquidity. Additionally, we have experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between fulfilling our performance obligations and collecting the cash owed for our services. This prolonged cash conversion cycle places further strain on our liquidity and working capital. As a result, we are likely to require additional liquidity to support ongoing operations over the next year.
As of the issuance date of these consolidated financial statements, we have also entered into Amendment No. 5 (the "Fifth Amendment") to our Credit Agreement (see Note 11, Debt for further details) which, among other things, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). The Incremental Term Loan is a short-term facility with a maturity date of January 10, 2026 and, as a result of the factors described above, we are likely to require additional liquidity in order to satisfy our existing debt obligations due within one year from the date of the issuance of these consolidated financial statements.

While we continue to monitor cash generated from operations, available credit, and other liquid assets, sustaining operations relies heavily on the timely collection of contract receivables and compliance with the financial covenants in our Credit Agreement, as amended to date. As a result of the foregoing, we are not expected to have the ability to meet one or more financial covenants under our existing credit agreements. Failure to meet these covenants or others could cause obligations under the Revolving Credit Facility (as defined in Note 11, Debt), the Term Loan Facility (as defined in Note 11, Debt), the Incremental Term Loan (as defined above), and our Notes due 2029 (as defined in Note 11, Debt), to become immediately due and payable, and we would not have sufficient liquidity to satisfy such obligations. In such event, we would be required to restructure our existing debt or to seek additional equity or debt financing to meet our obligations and maintain our existence as a going concern.

Furthermore, these factors raise substantial doubt about our ability to satisfy our obligations as they become due within one year from the issuance date of these financial statements. Accordingly, Management has concluded that substantial doubt exists about our ability to continue as a going concern.

To address these concerns, Management has implemented cost optimization measures, renegotiated contract terms, and secured amendments to our credit agreements, including a temporary financial covenant holiday. Management is actively pursuing further financing options, evaluating strategic asset divestitures, long-term covenant relief and implementing operational efficiencies to improve liquidity. There can be no assurance that additional financing, additional liquidity from asset divestitures or long-term covenant relief will be available on terms acceptable to us, or at all, or in amounts sufficient to enable us to satisfy our obligations as they become due or to sustain operations in the future. There can also be no assurance that we will be successful in effecting any of our intended potential strategic divestitures.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations and to service short-term debt obligations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and borrowings under our Revolving Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Consolidated Financial Statements— Consolidated Statements of Cash Flows,” included in Part II, Item 8 of this Annual Report.

We have cash requirements of $810.9 million due in one year or less in addition to $1,429.2 million due in more than one year as of December 31, 2024, including obligations entered subsequent to December 31, 2024. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of December 31, 2024 (in thousands):

	At December 31, 2024
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$500,000	$—	$500,000
Term Loan Facility(1)	522,375	5,250	517,125
Revolving Credit Facility(1)	269,000	269,000	—
Interest(2)	378,815	97,686	281,129
Contracts payable(3)	22,639	22,639	—
Transportation costs(4)	96,745	96,745	—
Deferred tax liabilities(5)	13,557	—	13,557
Operating leases(6)	41,521	8,616	32,905
Guarantees(7)	33,708	33,105	603
Letters of credit(7)	55,576	55,576	—
Other current cash obligations(8)	222,244	222,244	—
Total obligations at December 31	$2,156,180	$810,861	$1,345,319

Contractual Obligations Entered Subsequent to December 31, 2024
Incremental Term Loan(9)	$75,000	$—	$75,000
Interest on Incremental Term Loan(10)	8,839	—	8,839
Total obligations entered subsequent to December 31	$83,839	$—	$83,839

Total obligations	$2,240,019	$810,861	$1,429,158

(1)See Note 11 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our Senior Unsecured Notes, Term Loan Facility and Revolving Credit Facility and the timing of expected future payments.
(2)Interest payments on our Senior Unsecured Notes are typically paid semi-annually in arrears and have been calculated at the rates fixed as of December 31, 2024. Interest payments on our Term Loan Facility are typically paid quarterly in arrears and have been calculated at the SOFR-based benchmark plus the applicable margin of 4.75% as of December 31, 2024. Interest payments on our Revolving Credit Facility have been calculated by taking the expected borrowing on the Revolving Credit Facility for the next year at the weighted average interest rate of borrowings outstanding as of December 31, 2024 of 8.8%.
(3)See Note 5 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our contracts payable.
(4)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our accrued transportation costs.
(5)See Note 16 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our deferred tax liabilities.
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
(8)These include other current liabilities reflected in our consolidated balance sheets as of December 31, 2024, including accounts payable and accrued expenses as detailed at Note 10 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

(9)See Note 11 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail of our Incremental Term Loan Facility, which was entered into on January 9, 2025 with maturity on January 10, 2026, and the timing of expected future payments.
(10)Interest payments on our Incremental Term Loan are typically paid quarterly in arrears and have been calculated at the SOFR-based benchmark plus the applicable margin of 7.50% as of December 31, 2024.

Our primary sources of funding include operating cash flows, borrowing under the Revolving Credit Facility and access to capital markets. In addition, there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management expects that such limitations are likely to impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Except as disclosed herein, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Off-balance sheet arrangements

As of December 31, 2024 and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We have exposure to interest rate risk mainly related to our Revolving Credit Facility and our Term Loan Facility, which have variable interest rates that may increase. We had a combined $274.3 million of short-term borrowings outstanding on the Revolving Credit Facility and Term Loan Facility and $55.6 million of outstanding letters of credit under the Revolving Credit Facility at December 31, 2024. Interest rates on the outstanding principal amount of the Revolving Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. Interest rates on the outstanding principal amount of the Term Loan Facility vary and accrue at a per annum rate equal to the SOFR-based benchmark, a prime rate, or other alternate base rate, as applicable and each as defined in the amended Credit Agreement, in each case plus an applicable margin. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding as of December 31, 2024 was outstanding for the fiscal year with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $2.7 million negative impact on our pre-tax earnings.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
ModivCare Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ModivCare Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements and supplemental information have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced financial challenges that negatively impact its liquidity and working capital, has certain debt obligations due within one year, and expects not to meet one or more financial covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and supplemental information do not include any adjustments that might result from the outcome of this uncertainty.

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

Sufficiency of audit evidence over certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates

As discussed in Note 5 to the consolidated financial statements the Company reported service revenue, net of $2,787.6 million for the year ended December 31, 2024, which included revenue from certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates. The Company records revenue for certain capitated contracts with provisions for reconciliations, risk corridors or profit rebates based on capitated payments received during the month of service and these payments are reconciled based on actual cost and/or trip volume which may result in additional receivables from or payables to the payors. As of December 31, 2024, the Company recorded reconciliation and risk corridor contract receivables of $117.8 million and total contract payables of $22.6 million which included contract payables related to contracts with provisions for reconciliations, risk corridors or profit rebates.

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

Goodwill impairment assessment for certain reporting units

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company reviews goodwill for impairment annually, and more frequently if events and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company estimates the fair value of each reporting unit using either an income approach, a market approach, or a blended approach. During the year ended December 31, 2024, the Company recognized goodwill impairment charges of $105.3 million. As of December 31, 2024, the goodwill balance was $680.3 million.

We identified the evaluation of the goodwill impairment assessment for all reporting units as a critical audit matter. There was a high degree of subjective auditor judgment required in assessing the Company’s key assumptions used in the income approach to estimate fair value, specifically short-term projected revenue and the discount rate. Minor changes in these assumptions could have had a significant impact on the estimated fair value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls over the short-term projected revenue and the discount rate assumptions. We evaluated the short-term projected revenues by comparing them to the historical results of the respective reporting unit, and to external economic data, including publicly available information for guideline public companies. We performed inquiries of the Company’s officials who are responsible for, and have authority over, the development of the short-term projected revenue rate. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by independently calculating the weighted average cost of capital.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Denver, Colorado
March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ModivCare Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ModivCare Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II(collectively, the consolidated financial statements), and our report dated March 6, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
March 6, 2025

ModivCare Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$112,581	$2,217
Accounts receivable, net of allowance of $1,439 and $969, respectively	222,317	222,537
Contract receivables	117,795	143,960
Other receivables	16,732	8,616
Prepaid expenses and other current assets	25,419	27,028
Restricted cash	535	565
Total current assets	495,379	404,923
Property and equipment, net	82,409	85,629
Goodwill	680,252	785,554
Payor network, net	269,020	330,738
Other intangible assets, net	13,300	30,197
Equity investment	31,427	41,531
Operating lease right-of-use assets	36,597	39,776
Other assets	45,948	48,927
Total assets	$1,654,332	$1,767,275
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$83,068	$55,241
Accrued contract payables	22,639	117,488
Accrued transportation costs	96,745	97,245
Accrued expenses and other current liabilities	139,176	127,901
Current portion of operating lease liabilities	8,616	8,727
Short-term debt	274,250	113,800
Total current liabilities	624,494	520,402
Long-term debt, net of deferred financing costs of $30,689 and $16,243, respectively	986,436	983,757
Deferred tax liabilities	13,557	39,584
Operating lease liabilities, less current portion	32,905	33,784
Other long-term liabilities	35,414	33,553
Total liabilities	1,692,806	1,611,080
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit)
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,882,026 and 19,775,041, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	457,406	450,945
Accumulated deficit	(225,715)	(24,437)
Treasury shares, at cost, 5,558,898 and 5,571,004 shares, respectively	(270,185)	(270,333)
Total stockholders’ equity (deficit)	(38,474)	156,195
Total liabilities and stockholders’ equity (deficit)	$1,654,332	$1,767,275

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year ended December 31,
	2024	2023	2022

Service revenue, net	$2,787,586	$2,751,170	$2,504,393
Grant income (Note 2)	—	5,037	7,351

Operating expenses:
Service expense	2,367,215	2,304,218	2,032,074
General and administrative expense	298,391	304,564	322,171
Depreciation and amortization	109,465	104,271	100,415
Impairment of goodwill	105,302	183,100	—
Total operating expenses	2,880,373	2,896,153	2,454,660

Operating income (loss)	(92,787)	(139,946)	57,084

Interest expense, net	94,053	69,120	61,961
Loss on debt extinguishment	11,797	—	—
Loss before income taxes and equity method investment	(198,637)	(209,066)	(4,877)
Income tax benefit	5,506	4,319	3,035
Equity in net income (loss) of investee, net of tax	(8,147)	287	(29,964)
Net loss	$(201,278)	$(204,460)	$(31,806)

Loss per common share:
Basic	$(14.14)	$(14.43)	$(2.26)
Diluted	$(14.14)	$(14.43)	$(2.26)

Weighted-average number of common shares outstanding:
Basic	14,239,549	14,173,957	14,061,839
Diluted	14,239,549	14,173,957	14,061,839

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(201,278)	$(204,460)	$(31,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	30,927	25,038	20,055
Amortization	78,538	79,233	80,360
Stock-based compensation	6,682	6,456	6,872
Deferred income taxes	(26,027)	(17,652)	(36,663)
Impairment of goodwill	105,302	183,100	—
Loss on debt extinguishment	11,797	—	—
Amortization of deferred financing costs and debt discount	6,668	5,246	5,125
Equity in net loss (income) of investee	9,645	(398)	40,916
Reduction of right-of-use assets	11,444	12,344	11,640
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(7,436)	(5,268)	(9,130)
Contract receivables	26,164	(72,828)	(46,651)
Prepaid expenses and other assets	1,828	6,830	6,416
Accrued contract payables	(94,849)	(76,798)	(87,299)
Accounts payable and accrued expenses	39,101	(7,677)	57,249
Accrued transportation costs	(500)	394	(6,443)
Other changes in operating assets and liabilities	(4,414)	(16,531)	(21,083)
Net cash used in operating activities	(6,408)	(82,971)	(10,442)
Investing activities
Purchase of property and equipment	(27,630)	(42,288)	(33,004)
Acquisitions, net of cash acquired	—	—	(78,809)
Net cash used in investing activities	(27,630)	(42,288)	(111,813)
Financing activities
Net proceeds from short-term borrowings	155,200	113,800	—
Proceeds from issuance of long-term debt	525,000	—	—
Repayment of long-term debt	(509,970)	—	—
Payment of debt issuance costs	(25,786)	(376)	(2,415)
Restricted stock surrendered for employee tax payment	(620)	(899)	(792)
Proceeds from common stock issued pursuant to stock option exercise	—	31	6,789
Other financing activities	548	510	226
Net cash provided by financing activities	144,372	113,066	3,808
Net change in cash, cash equivalents and restricted cash	110,334	(12,193)	(118,447)
Cash, cash equivalents and restricted cash at beginning of year	2,782	14,975	133,422
Cash, cash equivalents and restricted cash at end of year	$113,116	$2,782	$14,975

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for interest	$76,767	$64,200	$59,392
Cash paid for income taxes	$9,106	$9,078	$15,660
Assets acquired under operating leases	$8,265	$12,715	$7,295
Acquisitions:
Purchase price	$—	$—	$79,200
Less:
Cash acquired	—	—	(391)
Acquisitions, net of cash acquired	$—	$—	$78,809

See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands except share data)

	Common Stock		Additional	Retained Earnings	Treasury Stock
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shares	Amount	Total
Balance at December 31, 2021	19,589,422	$20	$430,449	$211,829	5,568,983	$(269,031)	$373,267
Net loss	—	—	—	(31,806)	—	—	(31,806)
Stock-based compensation	—	—	6,491	—	—	—	6,491
Exercise of employee stock options	109,731	—	6,789	—	—	—	6,789
Restricted stock issued	27,251	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	7,486	(792)	(792)
Shares issued for bonus settlement and director stipends	3,519	—	340	—	—	—	340
Shares issued for ESPP	—	—	186	—	(2,940)	81	267
Balance at December 31, 2022	19,729,923	$20	$444,255	$180,023	5,573,529	$(269,742)	$354,556
Net loss	—	—	—	(204,460)	—	—	(204,460)
Stock-based compensation	—	—	6,061	—	—	—	6,061
Exercise of employee stock options	549	—	31	—	—	—	31
Restricted stock issued	37,609	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	10,565	(899)	(899)
Shares issued for bonus settlement and director stipends	6,960	—	316	—	—	—	316
Shares issued for ESPP	—	—	282	—	(13,090)	308	590
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(201,278)	—	—	(201,278)
Stock-based compensation	—	—	6,518	—	—	—	6,518
Restricted stock issued	100,973	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	22,827	(620)	(620)
Shares issued for director stipends	6,012	—	106	—	—	—	106
Shares issued for ESPP	—	—	(163)	—	(34,933)	768	605
Balance at December 31, 2024	19,882,026	$20	$457,406	$(225,715)	5,558,898	$(270,185)	$(38,474)

 See accompanying notes to the consolidated financial statements.

ModivCare Inc.
Notes to the Consolidated Financial Statements
December 31, 2024

1. Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare is a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and in-home monitoring solutions ("Monitoring"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s in-home monitoring solutions in its Monitoring segment include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

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

Going Concern
In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, Management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of financial statement issuance and to provide related footnote disclosures in certain circumstances. The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2024, the Company has experienced financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of certain contracts, and membership declines. These factors have negatively impacted cash flow generation and liquidity. Additionally, the Company has experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between recognizing revenue for services rendered and collecting cash owed for our services. This prolonged cash conversion cycle places further strain on liquidity and working capital. As a result, the Company is likely to require additional liquidity in order to support ongoing operations over the next year.

As of the issuance date of these consolidated financial statements, the Company also entered into Amendment No. 5 (the "Fifth Amendment") to its Credit Agreement (see Note 11, Debt for further details) which, among other things, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). The Incremental Term Loan is a short-term facility with a maturity date of January 10, 2026 and, as a result of the factors described above, the Company is likely to require additional liquidity in order to satisfy its existing debt obligations due within one year from the date of the issuance of these consolidated financial statements.

As a result of the foregoing, the Company is not expected to have the ability to meet one or more financial covenants under its existing credit agreements. Failure to meet these covenants or others could cause obligations under the Revolving Credit Facility (as defined in Note 11, Debt), the Term Loan Facility (as defined in Note 11, Debt), the Incremental Term Loan (as defined above), and the Company’s Notes due 2029 (as defined in Note 11, Debt), to become immediately due and payable, and the Company would not have sufficient liquidity to satisfy such obligations. In such event, the Company would be required to restructure its existing debt or to seek additional equity or debt financing to meet its obligations.

Furthermore, these factors raise substantial doubt about the Company's ability to satisfy its obligations as they become due within one year from the issuance date of these financial statements. Accordingly, Management has concluded that substantial doubt exists about the Company's ability to continue as a going concern.

To address these concerns, Management has implemented cost optimization measures, renegotiated contract terms, and secured amendments to its credit agreements, including a temporary financial covenant holiday. Management is actively pursuing further financing options, evaluating strategic asset divestitures, long-term covenant relief and implementing operational efficiencies to improve liquidity. There can be no assurance that additional financing, additional liquidity from asset divestitures or long-term covenant relief will be available on terms acceptable to the Company, or at all, or in amounts sufficient to enable the Company to satisfy its obligations as they become due or to sustain operations in the future.

Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services ("HHS") declared the end of the public health emergency ("PHE") for the COVID-19 pandemic. While the Company has continued to experience increased trip volume, service hours, and patient engagement each year following the pandemic, structural changes in the industry as a result of the pandemic, as well as ongoing constraints on the labor market, specifically related to the strain on healthcare professionals, could continue to have an adverse impact on the Company's financial statements. The Company continues to actively monitor the structural changes to the industry and the impact these have on our business and results of operations with an emphasis on protecting the health and safety of its employees, maximizing the availability of its services and products to support SDoH, and supporting the operational and financial stability of its business.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of December 31, 2024 and 2023, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available, and for the Company's nonpublic debt are based on lender quotes, when available. See Note 11, Debt, for the fair value of the Company's long-term debt.

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

Accounts Receivable and Allowance for Credit Losses

The Company records accounts receivable amounts at the contractual amount, less contractual revenue adjustments based on amounts expected to be due from payors and less an allowance for credit losses. The Company maintains an allowance for credit losses at an amount it estimates to be sufficient to cover the risk that an account will not be collected due to credit risk. In order to establish the amount of the allowance related to the credit risk of accounts receivable, the Company considers information related to receivables that are past due, past loss experience, current and forecasted economic conditions, and other relevant factors. In circumstances where the Company is aware of a customer’s inability to meet its financial obligation, the Company records a specific allowance for credit losses to reduce its net recognized receivable to an amount the Company reasonably expects to collect. As the Company primarily contracts with Medicaid and Medicare governmental payors, the Company is not subject to significant credit risk in the collection of accounts receivable.

The Company’s bad debt expense for the years ended December 31, 2024, 2023 and 2022 was $4.4 million, $4.0 million and $2.7 million, respectively.

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

Internal-use Software

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40 and are included within "Property and equipment, net" on the consolidated balance sheets. The capitalized costs are amortized using the straight-line method over the estimated useful life of the software, ranging from 3 to 10 years. As of December 31, 2024 and 2023, capitalized costs associated with the internal-use software, net of accumulated amortization were $26.1 million and $21.3 million, respectively. The amount of accumulated amortization as of December 31, 2024 and 2023 was $7.8 million and $2.6 million, respectively. Amortization expense during the years ended December 31, 2024, 2023, and 2022 totaled $5.2 million, $2.5 million, and $0.1 million respectively.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA includes services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of December 31, 2024 and 2023, capitalized costs associated with CCA, net of accumulated amortization were $11.9 million and $14.6 million, respectively. The amount of accumulated amortization as of December 31, 2024 and 2023 was $10.3 million and $5.2 million, respectively. Amortization expense during the years ended December 31, 2024, 2023, and 2022, totaled $5.1 million, $2.9 million and $1.7 million, respectively.

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

When evaluating goodwill for impairment, the Company first performs a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative assessment and compares the fair value of the reporting unit to its carrying value and to the extent the carrying value is greater than the fair value, the difference is recorded as an impairment in the consolidated statements of operations.

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

As a result of the Company's annual goodwill assessments during the years 2024 and 2023, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. Accordingly, the Company performed a quantitative assessment during each annual testing period which resulted in the Company recording a non-cash goodwill impairment charge of $105.3 million within its Monitoring reporting unit during the 2024 annual period and recording a non-cash goodwill impairment charge of $183.1 million, of which $137.3 million was recorded in the PCS reporting unit and $45.8 million was recorded in the Monitoring reporting unit during the 2023 annual period. See Note 9, Goodwill and Intangible Assets, for additional details.

Recoverability of Intangible Assets Subject to Amortization and Other Long-Lived Assets

Intangible assets subject to amortization and other long-lived assets are carried at cost and are amortized or depreciated on a straight-line basis over their estimated useful lives of 2 to 10 years. In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews the carrying value of long-lived assets or groups of assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may be impaired. Factors that may necessitate an impairment assessment include, among others, significant adverse changes in the extent or manner in which an asset or group of assets is used, significant adverse changes in legal factors or the business climate that could affect the value of an asset or group of assets or significant declines in the observable market value of an asset or group of assets. The presence or occurrence of those events indicates that an asset or group of assets may be impaired. In those cases, the Company assesses the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, the Company estimates the fair value of the asset or group of assets using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. If the fair value of those assets or groups of assets is less than carrying value, the Company records an impairment loss equal to the excess of the carrying value over the estimated fair value.

Accrued Transportation Costs

The Company generally contracts with third-party providers to provide transportation services to customers. The cost of transportation is recorded in the month the services are rendered based upon contractual rates and mileage estimates. Once a trip is completed, the third-party transportation providers will furnish invoices for actual mileage incurred. Any trips that have not been invoiced require an accrual based upon the expected cost of the trips as well as an estimated number of cancellations, as the Company is generally only obligated to pay the transportation provider for completed trips. These estimates are based upon the historical trend associated with each contract’s population and the transportation provider network servicing the program. There may be differences between actual invoiced amounts and estimated costs, and any resulting adjustments are included in expense. Accrued transportation costs were $96.7 million and $97.2 million at December 31, 2024 and 2023, respectively.

Deferred Financing Costs and Debt Discounts

The Company capitalizes costs incurred in connection with its credit facilities and other borrowings, referred to as deferred financing costs, and amortizes such costs over the life of the respective credit facility or other borrowings. Costs associated with the revolving facility are capitalized as deferred financing costs and included in "Prepaid expenses and other current assets" on the consolidated balance sheets. Costs associated with term loans are capitalized and included as a reduction to the debt balance on the consolidated balance sheets. Deferred financing costs for the Revolving Credit Facility, net of amortization, totaled $2.9 million and $2.6 million as of December 31, 2024 and 2023, respectively. A debt discount for the $500.0 million Senior Unsecured Notes due 2025 of $6.0 million was netted against the outstanding balance of the long-term debt on the consolidated balance sheets as of December 31, 2023, with no corresponding debt discount netted against the outstanding balance of December 31, 2024 due to the redemption of the 2025 Notes during the year ended December 31, 2024. Debt discounts for the $500.0 million Senior Unsecured Notes due 2029 of $8.7 million and $10.3 million are netted against the outstanding balance of the long-term debt on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Deferred financing costs associated with the Term Loan Facility that was entered into in 2024 of $22.0 million are netted against the outstanding balance of the long-term debt on the consolidated balance sheets as of December 31, 2024, with no corresponding deferred financing costs as of December 31, 2023.

Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services directly to its customers at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing these services. The Company's performance obligations are driven by its different segments of business and primarily consist of integrated service offerings to provide non-emergency medical transportation, personal care services, or remote monitoring services directly to its customers. The Company receives payment for providing these services from third-party payors that include federal, state, and local governmental agencies, managed care organizations, and private consumers. In the NEMT segment, the Company's performance obligation is to stand ready to perform transportation-related activities, including the management, fulfillment, and recordkeeping activities associated with such services. In the PCS segment, the Company's performance obligation is to deliver patient care services in accordance with the nature and frequency of services outlined in each contract. In the Monitoring segment, the Company's performance obligation is to stand ready to perform in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions, as contractually agreed upon. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time which aligns the pattern of transfer of promised services with the value received by the customer for the performance completed to date.

The Company holds different contract types under its different segments of business. In the NEMT segment, there are both capitated contracts, under which payors pay a fixed amount monthly per eligible member and revenue is recognized over each distinct service period, and fee-for-service ("FFS") contracts, under which the Company bills and collects a specified amount for each service that is provided and revenue is recognized using the right to invoice practical expedient. In the PCS segment, contracts are also FFS and service revenue is reported at the estimated net realizable amount from patients and third-party payors for services rendered and revenue is recognized using the right to invoice practical expedient. Under Monitoring contracts, payors pay per-enrolled-member-per-month, based on enrolled membership, and revenue is recognized ratably over the contract term. For each contract type, the Company determines the transaction price based on the gross charges for services provided, reduced by estimates for contractual adjustments due to settlements of audits and payment reviews from third-party payors. The Company determines the estimated revenue adjustments at each segment based on its historical experience with various third-party payors and previous results from the claims and adjudication process. The PCS segment uses the portfolio approach to determine the estimated revenue adjustments. See further information in Note 5, Revenue Recognition.

Government Grants

The Company periodically receives government grants and other forms of government assistance which are not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Funding received from governmental entities under government programs generally requires that the recipient attests to and complies with certain terms and conditions of receiving the funding. Government grant distributions have been received primarily under the CARES Act Public Health and Social Services Emergency Fund ("Provider Relief Fund" or "PRF") and the American Rescue Plan Act of 2021 ("ARPA") Coronavirus State and Local Fiscal Recovery Fund ("SLFRF"). These funds were established to provide economic relief payments and stimulus to companies to address the health and economic impacts of the COVID-19 pandemic. During the third quarter of 2023, the Company also filed amended payroll tax returns for 2020 and 2021 to claim refunds for Employee Retention Credits ("ERC"). ERC is a U.S. federal tax credit introduced to support businesses and organizations during the COVID-19 pandemic that was initially established under the CARES Act in 2020 and was later expanded and extended by subsequent legislation, including the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021. The Company has also received government grant distributions from other entities that provide funds with specific stipulations on the usage of these funds. Distributions received under the CARES Act PRF and the ARPA SLFRF are targeted to assist with incremental health care related expenses or lost revenue attributable to the COVID-19 pandemic and/or provide stimulus to support long-term growth and recovery. When received, these government grants are generally recorded on the consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they are recognized on the consolidated statement of operations. Once recognized, the Company records these government grants as "Grant income" if the grant is related to the loss of revenues, or as an offset to "Service expense" if the grant is used to offset certain costs for which the grants are intended to compensate. The Company received distributions from government grants of approximately $19.5 million, $21.8 million, $16.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024, no funds were recognized as grant income and $24.1 million were recognized as an offset to "Service expense." During the year ended December 31, 2023, $5.0 million were recognized as "Grant income" and $14.2 million were recognized as an offset to "Service expense." During the year ended December 31, 2022, $7.4 million were recognized as grant income and $1.6 million were recognized as an offset to "Service expense." The remaining balance is recorded on the consolidated balance sheets in "Accrued expenses and other current liabilities" until the conditions for recognition have been met. See further information in Note 10, Accrued Expenses and Other Current Liabilities.

The payments from these acts are subject to certain restrictions and possible recoupment if not used for designated purposes. As a condition to receiving PRF distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for healthcare related expenses and lost revenues attributable to COVID-19, as defined by HHS. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. The Company has submitted the required documents to meet reporting requirements for the applicable reporting periods. The Company received an audit inquiry letter from HHS related to one of the business units that received PRF payments, to which the Company has responded and submitted all requested information and believes that the payments received are substantiated and within the terms and conditions defined by HHS and continues to recognize these amounts as grant income. At this time, the Company is unaware of any other pending or upcoming audits or inquiries related to amounts received under PRF.

As a condition to receiving SLFRF distributions, providers must agree to use the funds to respond to the Public Health Emergency ("PHE") or its negative economic impacts, to respond to workers performing essential work by providing premium pay to eligible workers and to offset reduction in revenue due to the COVID-19 PHE as stipulated by the states in which the funds were received. All recipients of SLFRF distributions are required to comply with the reporting requirements that the state in which the funds originated requests in order for the states to meet the requirements as described in the terms and conditions as determined by the Department of the Treasury. The Company is in the process of complying with all known reporting requirements to date.

Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718 – Compensation – Stock Compensation (“ASC 718”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value.
•The Company calculates the fair value of stock options using the Black-Scholes option-pricing formula and determines the fair value of restricted stock awards or units ("RSAs" or "RSUs") based on the closing market price of the Company’s Common Stock on the date of grant. Forfeitures for stock options, RSAs, and RSUs are recorded as they occur. The expense for stock-based compensation awards is amortized on a straight-line basis over the requisite service period, which is typically the vesting period.
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

Loss Reserves for Certain Reinsurance Programs

The Company historically reinsured a substantial portion of its automobile, general and professional liability and workers’ compensation costs under certain reinsurance programs. The Company utilizes a report prepared by an independent actuary to estimate the gross expected losses related to these reinsurance policies, including the estimated losses in excess of insured limits, which would be reimbursed to the Company to the extent such losses were incurred.  As of December 31, 2024 and 2023, the Company had reserves of $30.0 million and $20.2 million, respectively, for the automobile, general and professional liability and workers’ compensation reinsurance policies. The gross reserve as of December 31, 2024 and 2023 of $58.0 million and $45.7 million, respectively, is classified as current liabilities and other long-term liabilities in the consolidated balance sheets.  The estimated amount to be reimbursed to the Company as of December 31, 2024 and 2023 was $28.0 million and $25.5 million, respectively, and is classified as other long-term assets in the consolidated balance sheets.

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

Self-Funded Insurance Programs

The Company also maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims generally to $0.3 million per person, subject to an aggregating stop-loss limit of $0.4 million. In addition, the program has a total stop-loss limit for total claims, in order to limit the Company’s exposure to catastrophic claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2024 and 2023, the Company had $3.3 million and $1.8 million, respectively, in reserves for its self-funded health insurance programs. The reserves are classified as “Accrued expenses and other current liabilities” in the consolidated balance sheets.

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

Recent Accounting Pronouncements

During the year ended December 31, 2024, the Company adopted the following accounting pronouncement:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This update improves the disclosures about a public business entity's expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). This update provides investors with disaggregated information about public business entity's expenses to help investors better understand the entity's performance; better assess the entity's prospects for future cash flows; and compare an entity's performance over time with that of other entities. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

3. Acquisitions
Business Combinations

Guardian Medical Monitoring

On May 11, 2022, the Company acquired Guardian Medical Monitoring ("GMM"), a provider of remote patient monitoring solutions that manages a comprehensive suite of services including in-home clinical monitoring and quality improvement services that leverage personal emergency response systems and vitals monitoring devices. The acquisition of GMM supports the Company's strategy to expand its Monitoring segment and enhances the Company's suite of supportive care solutions that address SDoH.

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

Asset Acquisitions

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
			$7,606

4.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its Chief Operating Decision Maker ("CODM") determines the allocation of resources and assesses the performance of the Company’s operations. The Company's CODM is its President and Chief Executive Officer. The Company's reportable segments are strategic business units that offer different healthcare-related services to the Company’s members. They are managed separately because each segment has its own distinct revenue generating activities and core business processes, which requires different technology and strategies in order to serve the varying needs of its members. The Company's CODM manages the Company under four reportable segments, the services of each are discussed in detail below.

For each of the segments, the CODM uses operating income as the measure of profit or loss to assess segment performance and allocate resources (including personnel, financial, and capital resources) during periodic budgeting and forecasting processes and budget-to-actual variance reviews. The Company's operating income for the reportable segments includes an allocated portion of corporate expenses to the respective segments and includes revenues and all other costs directly attributable to the specific segment.

The CODM uses total assets as the measure of assets attributable to each segment and reviews this measure in conjunction with segment performance to allocate capital to technology investments and projects in each segment in order to identify the best deployment of resources.

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

•Monitoring - The Company's Monitoring segment provides in-home monitoring solutions, including in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions; and

•Corporate and Other - The Company's Corporate and Other segment includes the costs associated with the Company's corporate operations as well as the results of an investment in innovation related to expanding our virtual care, digital engagement, monitoring capabilities, and member insights and analytics that the Company made at the end of the first quarter of 2023, which contributes to service revenue and service expense. The operating results of the Corporate and Other segment include activities related to executive, accounting, finance, internal audit, tax, legal, debt and the related interest expense, and certain strategic and corporate development functions for each segment, the results of this investment in innovation, as well as the results of the Company's Matrix investment.

The following table sets forth certain financial information attributable to the Company’s business segments for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024
	NEMT	PCS	Monitoring	Corporate and Other(1)	Total
Service revenue, net	$1,957,275	$745,299	$77,739	$7,273	$2,787,586

Purchased services	1,504,970	—	—	—	1,504,970
Payroll and related costs	172,800	594,150	17,077	556	784,583
Other service expense	50,214	5,108	15,207	7,133	77,662
Service expense	1,727,984	599,258	32,284	7,689	2,367,215

General and administrative expense	124,475	92,738	20,439	60,739	298,391
Depreciation and amortization	30,170	51,252	26,788	1,255	109,465
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	74,646	2,051	(107,074)	(62,410)	(92,787)

Interest expense, net	—	—	—	94,053	94,053
Loss on extinguishment of debt	—	—	—	11,797	11,797
Income (loss) before income taxes and equity method investment	74,646	2,051	(107,074)	(168,260)	(198,637)
Income tax benefit (provision)	(14,482)	866	726	18,396	5,506
Equity in net loss of investee, net of tax	(316)	—	—	(7,831)	(8,147)
Net income (loss)	$59,848	$2,917	$(106,348)	$(157,695)	$(201,278)

Balance Sheet Information
Equity investment	$1,441	$—	$—	$29,986	$31,427
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$490,947	$720,620	$232,794	$209,971	$1,654,332

	Year Ended December 31, 2023
	NEMT	PCS	Monitoring	Corporate and Other(1)	Total
Service revenue, net	$1,951,447	$715,615	$77,941	$6,167	$2,751,170
Grant income(2)	—	5,037	—	—	5,037

Purchased services	1,456,796	—	—	—	1,456,796
Payroll and related costs	203,199	555,606	13,539	285	772,629
Other service expense	49,795	6,313	13,486	5,199	74,793
Service expense	1,709,790	561,919	27,025	5,484	2,304,218

General and administrative expense	115,355	86,767	22,971	79,471	304,564
Depreciation and amortization	27,409	51,402	24,536	924	104,271
Impairment of goodwill	—	137,331	45,769	—	183,100
Operating income (loss)	98,893	(116,767)	(42,360)	(79,712)	(139,946)

Interest expense, net	—	—	—	69,120	69,120
Income (loss) before income taxes and equity method investment	98,893	(116,767)	(42,360)	(148,832)	(209,066)
Income tax benefit (provision)	(26,602)	(5,403)	(1,459)	37,783	4,319
Equity in net income (loss) of investee, net of tax	1,057	—	—	(770)	287
Net income (loss)	$73,348	$(122,170)	$(43,819)	$(111,819)	$(204,460)

Balance Sheet Information
Equity investment	$1,653	$—	$—	$39,878	$41,531
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$542,100	$763,366	$344,527	$117,282	$1,767,275

	Year Ended December 31, 2022
	NEMT	PCS	Monitoring	Corporate and Other(1)	Total
Service revenue, net	$1,768,442	$667,674	$68,277	$—	$2,504,393
Grant income(2)	—	7,351	—	—	7,351

Purchased services	1,267,006	—	—	—	1,267,006
Payroll and related costs	180,382	513,748	12,086	—	706,216
Other service expense	40,059	6,317	12,476	—	58,852
Service expense	1,487,447	520,065	24,562	—	2,032,074

General and administrative expense	146,935	91,365	23,156	60,715	322,171
Depreciation and amortization	28,709	51,025	19,854	827	100,415
Operating income (loss)	105,351	12,570	705	(61,542)	57,084

Interest expense, net	—	—	—	61,961	61,961
Income (loss) before income taxes and equity method investment	105,351	12,570	705	(123,503)	(4,877)
Income tax benefit (provision)	(26,855)	(2,810)	(208)	32,908	3,035
Equity in net income (loss) of investee, net of tax	71	—	—	(30,035)	(29,964)
Net income (loss)	$78,567	$9,760	$497	$(120,630)	$(31,806)

Balance Sheet Information
Equity investment	$186	$—	$—	$41,117	$41,303
Goodwill	$135,186	$552,775	$280,663	$30	$968,654
Total assets	$496,605	$950,181	$396,944	$100,542	$1,944,272

(1)     The service revenue generated for the Corporate and Other segment relates to service revenue from an investment in innovation related to expanding our virtual care, digital engagement, monitoring capabilities, and member insights and analytics that the Company made at the end of the first quarter of 2023.
(2)     Grant income for the PCS segment includes funding received on a periodic basis from the PRF in relation to relief under the CARES Act and funding received from the SLFRF under ARPA in relation to economic recovery to combat health and economic impacts of the COVID-19 pandemic. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.
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

PCS Fee-for-service Contracts

PCS FFS revenue is reported at the estimated net realizable amount from clients, patients and third-party payors for services rendered based on actual personal care hours provided. Payment for services received from third-party payors includes, but is not limited to, insurance companies, governmental agencies and other home health care providers who subcontract work to the Company. Certain contracts are subject to retroactive audit and possible adjustment by those payors based on the nature of the contract or costs incurred. The Company makes estimates of adjustments and considers these in the recognition of revenue in the period in which the related services are rendered. The difference between estimated settlement and actual settlement is reported in net service revenues as adjustments become known or as years are no longer subject to such audits, reviews, or investigations.

Monitoring per-member-per-month Contracts

Monitoring per-member-per-month ("PMPM") revenue consists of revenue from monitoring services provided to the customer. Under Monitoring contracts, payors pay per-enrolled-member-per-month based on enrolled membership. Consideration is generally fixed for each type of monitoring service and revenue is recognized ratably over the contract term based on the monthly fee paid by customers.

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
NEMT capitated contracts	$1,583,347	$1,663,987	$1,553,407
NEMT FFS contracts	373,928	287,460	215,035
Total NEMT service revenue, net	1,957,275	1,951,447	1,768,442

PCS FFS contracts	745,299	715,615	667,674
Monitoring PMPM contracts	77,739	77,941	68,277
Other service revenue	7,273	6,167	—
Total service revenue, net	$2,787,586	$2,751,170	$2,504,393

Payor Information
Service revenue, net, is derived from state and managed Medicaid contracts, managed Medicare contracts, as well as a small amount from private pay and other contracts. Of the NEMT segment’s revenue, 10.9%, 11.2% and 10.9% were derived from one payor for the years ended December 31, 2024, 2023 and 2022, respectively. Of the PCS segment's revenue, 12.5%, 11.3% and 12.0% were derived from one payor for the years ended December 31, 2024, 2023 and 2022, respectively. Of the

Monitoring segment's revenue, 18.9%, 18.5%, and 19.9% were derived from one payor for the years ended December 31, 2024, 2023 and 2022, respectively.

Revenue Adjustments

During the years ended December 31, 2024, 2023, and 2022 the Company recognized an increase of $1.7 million, a reduction of $2.8 million, and a reduction of $0.9 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable	$223,756	$223,506
Allowance for credit losses	(1,439)	(969)
Accounts receivable, net	$222,317	$222,537
The following table provides information about other revenue related accounts included on the accompanying consolidated balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Accrued contract payables(1)	$22,639	$117,488
Contract receivables(2)	$117,795	$143,960
Deferred revenue, current	$300	$2,629
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
The following tables provide the summary activity of total contract payables and receivables as reported within the consolidated balance sheets (in thousands):

	December 31, 2023	Additional Amounts Recorded	Amounts Paid or Settled	December 31, 2024
Reconciliation contract payables	$12,294	$7,167	$(16,042)	$3,419
Profit rebate/corridor contract payables	94,775	(13,257)	(68,923)	12,595
Overpayments and other cash items	10,419	45,131	(48,925)	6,625
Total contract payables	$117,488	$39,041	$(133,890)	$22,639

Reconciliation contract receivables	$57,002	$99,203	$(122,456)	$33,749
Corridor contract receivables	86,958	86,707	(89,619)	84,046
Total contract receivables	$143,960	$185,910	$(212,075)	$117,795

	December 31, 2022	Additional Amounts Recorded	Amounts Paid or Settled	December 31, 2023
Reconciliation contract payables	$25,853	$17,723	$(31,282)	$12,294
Profit rebate/corridor contract payables	155,161	61,623	(122,009)	94,775
Overpayments and other cash items	13,273	23,322	(26,176)	10,419
Total contract payables	$194,287	$102,668	$(179,467)	$117,488

Reconciliation contract receivables	$48,153	$59,184	$(50,335)	$57,002
Corridor contract receivables	23,405	64,009	(456)	86,958
Total contract receivables	$71,558	$123,193	$(50,791)	$143,960

6. Equity Investment

As of December 31, 2024 and 2023, the Company owned a 43.6% non-controlling interest in Matrix. Pursuant to a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold rights necessary to control the fundamental operations of Matrix. The Company accounts for this investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or losses are recorded as “Equity in net (income) loss of investee, net of tax” in the accompanying consolidated statements of operations. During the years ended December 31, 2024 and 2023, Matrix recorded no asset impairment charges. During the year ended December 31, 2022, Matrix recorded an asset impairment charge of $82.2 million.

The Company's gross share of Matrix's operations for the years ended December 31, 2024, 2023 and 2022 was a loss of $9.4 million, $1.1 million and $41.0 million, respectively, which is presented net of tax on the consolidated statements of operations for a loss of $7.8 million, $0.8 million and $30.0 million, respectively.

The carrying amount of the assets included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of December 31, 2024 and 2023 totaled $30.0 million and $39.9 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	December 31, 2024	December 31, 2023
Current assets	$52,583	$112,090
Long-term assets	$344,977	$351,143
Current liabilities	$38,356	$41,584
Long-term liabilities	$272,354	$314,316

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Revenue	$301,084	$325,192	$300,306
Operating income (loss)	$9,730	$30,418	$(83,110)
Net loss	$(18,963)	$(1,689)	$(98,187)

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid insurance	$6,272	$7,231
Deferred ERP implementation costs	3,528	2,875
Deferred financing costs on credit facility	2,858	2,638
Other prepaid expenses	12,761	14,284
Total prepaid expenses and other current assets	$25,419	$27,028

8.    Property and Equipment

Property and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful			December 31,
	Life (years)			2024	2023
Software	3	—	10	$66,252	$57,658
Computer, office and telecommunications equipment	2	—	7	38,930	39,201
Monitoring equipment		3		39,381	33,547
Leasehold improvements	Shorter of useful life or lease term			16,834	12,848
Construction and development in progress		N/A		6,213	7,136
Automobiles		5		4,899	5,334
Furniture and fixtures	3	—	10	3,643	4,486
Buildings	30	—	40	388	1,886
Land		N/A		12	292
Total property and equipment				176,552	162,388
Less accumulated depreciation				(94,143)	(76,759)
Total property and equipment, net				$82,409	$85,629

Depreciation expense was $30.9 million, $25.0 million and $20.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Goodwill

During the second quarter of 2024, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included changes in key assumptions from the prior year annual goodwill assessment as a result of lower than anticipated operating results during the first half of 2024 as compared to forecast which resulted in a decrease in the fair value of the Company's Monitoring reporting unit such that the fair value was less than its carrying value. As a result, the Company performed a quantitative assessment using a blend of both the income approach and the market approach to estimate the fair value of the reporting units and determined that the goodwill at its Monitoring reporting unit was impaired. As such, during the second quarter of 2024, the Company recorded a non-cash goodwill impairment charge of $105.3 million in the Monitoring reporting unit resulting in $129.6 million of remaining goodwill as of December 31, 2024. This impairment is recorded in “Impairment of goodwill” on the Company’s consolidated statement of operations.

During the second quarter of 2023, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included a decline in the market price of the Company's common stock, industry specific regulatory pressures such as Medicaid redetermination and the Centers for Medicare and Medicaid Services ("CMS") proposed ruling on Ensuring Access to Medicaid Services, and general economic and market volatility. As a result, the Company performed a quantitative assessment using a blend of both the income approach and the market approach to estimate the fair value of the reporting units and determined that the goodwill at its PCS and Monitoring reporting units was impaired. As such, during the second quarter of 2023, the Company recorded a non-cash goodwill impairment charge of $183.1 million, of which $137.3 million was recorded in the PCS reporting unit and $45.8 million was recorded in the Monitoring reporting unit resulting in $415.4 million and $234.9 million of remaining goodwill, respectively, as of December 31, 2023.

After recording the impairment charges discussed above during the years ending December 31, 2024 and 2023, respectively, the PCS and Monitoring reporting units have $545.0 million of goodwill remaining as of December 31, 2024. In the future, if, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Changes in the carrying amount of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	Monitoring	Corporate and Other	Total
Goodwill balances as of December 31, 2022, before cumulative loss
Goodwill	$231,186	$552,775	$280,663	$30	$1,064,654
Accumulated impairment losses	(96,000)	—	—	—	(96,000)
Goodwill balances as of December 31, 2022, after cumulative loss	$135,186	$552,775	$280,663	$30	$968,654

Balances as of December 31, 2023
Impairment of goodwill	—	(137,331)	(45,769)	—	(183,100)
	$135,186	$415,444	$234,894	$30	$785,554

Balances as of December 31, 2024
Impairment of goodwill	—	—	(105,302)	—	(105,302)
	$135,186	$415,444	$129,592	$30	$680,252

The total amount of goodwill that was deductible for income tax purposes related to acquisitions as of December 31, 2024 and 2023 was $219.8 million and $317.3 million, respectively.

Impairment

The Company recorded goodwill impairment charges of $105.3 million for the year ended December 31, 2024 and $183.1 million for the year ended December 31, 2023, and did not record any goodwill or intangible asset impairment charges for the year ended December 31, 2022. The accumulated impairment losses on goodwill totaled $384.4 million and $279.1 million as of December 31, 2024 and 2023, respectively.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the years ended December 31, 2024 or 2023 that would require an impairment test for our intangible assets.

As of December 31, 2024 and 2023, intangible assets consisted of the following (in thousands, except estimated useful lives):

		December 31,
		2024		2023
	Estimated Useful Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Payor networks	3 - 10	$540,309	$(271,289)	$540,298	$(209,560)
Trademarks and trade names	2 - 10	48,541	(48,541)	48,541	(34,978)
Developed technology	3 - 10	29,301	(17,593)	29,389	(14,732)
Non-compete agreement	2 - 5	1,610	(1,050)	1,610	(730)
New York LHCSA Permit	Indefinite	770	—	770	—
Assembled workforce	6 - 10	444	(182)	444	(117)
Total		$620,975	$(338,655)	$621,052	$(260,117)

The weighted-average amortization period at December 31, 2024 for intangibles was 7.7 years. No significant residual value is estimated for these intangible assets. Amortization expense was $78.5 million, $79.2 million and $80.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The total amortization expense is estimated to be as follows for the next five years as of December 31, 2024 (in thousands):

Year	Amount
2025	$64,352
2026	55,774
2027	51,226
2028	44,439
2029	23,036
Total	$238,827

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and related liabilities	$35,018	$48,033
Insurance reserves	33,350	22,014
Accrued interest	21,187	10,498
Accrued legal fees	15,794	10,148
Accrued operating expenses	10,602	15,884
Accrued government grants(1)	6,284	9,156
Union pension obligation	886	1,573
Deferred revenue	300	2,629
Other	15,755	7,966
Total accrued expenses and other current liabilities	$139,176	$127,901

(1)     Accrued government grants include payments received from government entities in relation to the PRF and SLFRF to offset lost revenue or increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of December 31, 2024 and 2023.

11.    Debt

The Company's long-term debt and short-term debt as of December 31, 2024 and 2023 consisted of the following (in thousands):

		December 31,
Description	Date of Issuance	2024	2023
Senior Unsecured Notes
$500.0 million 5.875% due November 15, 2025	11/4/2020	$—	$494,011
$500.0 million 5.000% due October 1, 2029 (effective interest rate 5.401%)	8/24/2021	491,311	489,746
Term Loan Facility
$525.0 million SOFR + 4.750% due July 1, 2031(1)	7/1/2024	495,125	—
Total long-term debt		$986,436	$983,757

Revolving Credit Facility	2/3/2022	$269,000	$113,800
Current Portion of Term Loan Facility(2)	7/1/2024	5,250	—
Total short-term debt		$274,250	$113,800

(1)     The $525.0 million Term Loan Facility bears interest at (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75%% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement) and matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes (as defined below) remain outstanding on that date.

(2)     The Term Loan Facility requires principal payments of $1.3 million on a quarterly basis and accordingly, a portion of the Term Loan Facility in the amount of $5.3 million is classified as a current liability within the "Short-term debt" line item on the consolidated balance sheets as of December 31, 2024.

Senior Unsecured Notes

The Senior Notes due 2025 (the "2025 Notes") and the Senior Notes due 2029 (the "2029 Notes") were issued pursuant to two indentures, dated November 4, 2020 and August 24, 2021, respectively, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2025 Notes were issued in relation to the Company’s acquisition of

Simplura and the 2029 Notes were issued in relation to the Company’s acquisition of VRI. The Company pays interest on the Notes semi-annually in arrears. Principal payments are not required until the maturity date when 100.0% of the outstanding principal will be required to be repaid.

Debt issuance costs of $14.5 million in relation to the issuance of the 2025 Notes were incurred and these costs were deferred and are amortized to interest cost over the term of the 2025 Notes. In connection with the redemption of the 2025 Notes on July 1, 2024 (discussed below), the remaining unamortized debt issuance costs were recognized as a loss on debt extinguishment that was recorded during the third quarter of 2024. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the 2029 Notes and these costs were deferred and are amortized to interest cost over the term of the 2029 Notes. As of December 31, 2024, the 2029 Notes had $8.7 million of unamortized deferred issuance costs that were netted against the long-term debt balance on the consolidated balance sheets.

The 2025 Notes were redeemed in full on July 1, 2024 prior to contractual maturity, at a redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for a total redemption of $507.3 million, plus the payment of approximately $3.8 million in accrued and unpaid interest on the 2025 Notes. As a result of the early redemption of the 2025 Notes, the Company recorded a loss on debt extinguishment of $11.8 million on the consolidated statements of operations. This loss consisted of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes of $4.5 million. The 2025 Notes were redeemed in connection with the funding of the Term Loan Facility discussed below.

As of December 31, 2024, the 2025 Notes were fully redeemed and thus had no associated fair value as of that date and as of December 31, 2023, had a fair value of $499.2 million. The fair value of the 2029 Notes as of December 31, 2024 and 2023 was $294.2 million and $410.0 million, respectively. The fair value of the Notes was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy.

The 2029 Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's future subordinated indebtedness, rank equally in right of payment with all of the Company's existing and future senior indebtedness, are effectively subordinated to any of the Company's existing and future secured indebtedness, including indebtedness under the Credit Agreement, which governs the Revolving Credit Facility and Term Loan Facility discussed below, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of the Company’s non-guarantor subsidiaries.

The indenture for the 2029 Notes contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness or issue disqualified capital stock; make certain investments; create or incur certain liens; enter into certain transactions with affiliates; merge, consolidate, amalgamate or transfer substantially all of its assets; agree to dividend or other payment restrictions affecting its restricted subsidiaries; and transfer or sell assets, including capital stock of its restricted subsidiaries. The indenture covering the 2029 Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. These covenants, however, are subject to a number of important exceptions and qualifications, and certain covenants may be suspended in the event the 2029 Notes are assigned an investment grade rating from two of three rating agencies. The indentures for the 2029 Notes provide that the notes may become subject to redemption under certain circumstances. Pursuant to the Fifth Amendment to the Credit Agreement discussed in detail in the Revolving Credit Facility section below, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025.

On or after October 1, 2024, the Company may redeem all or a part of the 2029 Notes upon not less than ten nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the 2029 Notes redeemed, to, but excluding, the applicable redemption date, if redeemed during the 12-month period beginning on October 1 of the years indicated below:

Year	Percentage
2025	101.250%
2026 and thereafter	100.000%

Pursuant to the 2029 Notes, the Company will pay interest on the notes at 5.0% per annum until maturity. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Principal payments are not required until the maturity date on October 1, 2029 when 100.0% of the outstanding principal will be required to be repaid.

Credit Agreement

Revolving Credit Facility

On February 3, 2022, the Company entered into the Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with the Revolving Credit Facility in an aggregate principal amount of $325.0 million. The Revolving Credit Facility includes sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Revolving Credit Facility matures on February 3, 2027 and the proceeds may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments).

On June 26, 2023, the Company entered into Amendment No. 1 (the "First Amendment") to the Credit Agreement which amended the maximum permitted Total Net Leverage Ratio under the Credit Agreement as follows: for the fiscal quarters ending June 30, 2023 through September 30, 2023, 5.25:1.00; for the fiscal quarters ending December 31, 2023 through March 31, 2024, 5.00:1.00; for the fiscal quarter ending June 30, 2024, 4.75:1.00; and for the fiscal quarters ending September 30, 2024 and for the fiscal quarters ending thereafter, 4.50:1.00.

On February 22, 2024, the Company entered into Amendment No. 2 (the "Second Amendment") to the Credit Agreement, which amended the maximum permitted Total Net Leverage Ratio under the Credit Agreement as follows: for the fiscal quarters ending March 31, 2024 through June 30, 2024, 5.50:1.00; for the fiscal quarters ending September 30, 2024 through December 31, 2024, 5.25:1.00; for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.00:1.00, and for the fiscal quarters ending December 31, 2025 through March 31, 2026, 4.75:1.00. The Second Amendment also restricts the Company from permitting its Liquidity (as defined in the Second Amendment and which is determined generally to be, as of any date of determination, the sum of the Company's available borrowing capacity under the Revolving Credit Facility plus the amount of its unencumbered cash), to be less than $100.0 million as of the last day of each fiscal quarter.

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

On January 9, 2025, the Company entered into Amendment No. 5 (the "Fifth Amendment") to its Credit Agreement, which, among other things, (i) amended the interest rate on the existing Revolving Credit Facility commitments under the Credit Agreement to a SOFR-based benchmark plus 4.25%, with a 1.00% SOFR Floor, (ii) amended the 2.0% default rate under the Credit Agreement so that it applies on all obligations upon the election of the administrative agent at the direction of the Required Lenders if an event of default has occurred and continuing and automatically if a specified event of default has occurred and is continuing, (iii) amended the Term Loan Facility maturity date to spring to July 2, 2029 if the second lien senior secured PIK toggle notes remain outstanding as of such date, (iv) included enhanced reporting requirements, and (v) eliminated or reduced certain baskets, which included the elimination of reinvestment rights with respect to certain asset sales and reduction of the de minimis exception for certain asset sale prepayments to $5,000,000.

Consenting lenders also agreed to provide financial covenant relief in the form of (i) a covenant holiday with respect to the maximum net leverage ratio and interest coverage ratio from the fourth fiscal quarter of 2024 through and including the second fiscal quarter of 2025, (ii) resetting the maximum total net leverage ratio covenant to 6.75:1.00 for the third fiscal quarter of 2025 and the fourth fiscal quarter of 2025 and (iii) resetting the minimum interest coverage ratio to 1.65:1.00 for the third fiscal quarter of 2025 and the fourth fiscal quarter of 2025. The Company will also be required to maintain minimum liquidity of $25.0 million pursuant to the terms of the amended minimum liquidity covenant in the Credit Agreement, which will be tested each week through the week ending April 11, 2025, each month through the month ending June 30, 2025 and, thereafter, each fiscal quarter. In addition, the Company will be subject to a cash variance compliance test with respect to aggregate disbursements and aggregate receipts, subject to customary cures.

As of December 31, 2024, the Company had $269.0 million of short-term borrowings outstanding on the Revolving Credit Facility and had $55.6 million of outstanding letters of credit under the Revolving Credit Facility. The interest rate for short-term borrowings outstanding as of December 31, 2024 was 8.8% per annum. As of December 31, 2023, the Company had $113.8 million of short-term borrowings outstanding on the Revolving Credit Facility and had $40.4 million of outstanding letters of credit under this Facility.

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

Interest on the outstanding principal amount of the loans accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. The applicable margin ranges from 1.75% to 3.50% in the case of Term Benchmark loans or RFR loans, and 0.75% to 2.50% in the case of the Alternate Base Rate loans, in each case, based on the Company’s total net leverage ratio as defined in the Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans, on the last day of the relevant interest period in the case of Term Benchmark loans, and monthly in arrears in the case of RFR loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the revolving credit facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee range from 0.30% to 0.50% and 1.75% to 3.50%, respectively, in each case, based on the Company’s total net leverage ratio. As of December 31, 2024 and 2023, the Company paid quarterly commitment fees of $2.3 million and $2.6 million, respectively.

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

The Company’s obligations under the Revolving Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Revolving Credit Facility to be immediately due and payable. All amounts outstanding under the Revolving Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The Credit Agreement also contains a cross default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025.

Term Loan Facility

On July 1, 2024, the Company, pursuant to the Third Amendment to the Credit Agreement, established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem the Company's 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. The Company paid approximately $24.4 million of deferred issuance costs with respect to the Term Loan Facility. As of December 31, 2024, the Term Loan Facility had $22.0 million of unamortized deferred issuance costs that were netted against the long-term balance on the consolidated balance sheets. The fair value of the Term Loan Facility as of December 31, 2024 was $500.2 million, which was determined based on lender quotes for the Company's debt, and therefore designated as Level 2 within the fair value hierarchy.

On January 9, 2025, pursuant to the Fifth Amendment to the Credit Agreement, the Company made certain amendments to the Credit Agreement which are discussed in the Revolving Credit Facility section above.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ending September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding on the date of issuance. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) zero percent if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

Interest on the Term Loan Facility is generally payable quarterly, in arrears, on the outstanding principal amount of the Term Loan Facility at the following rates for the interest period in effect for such borrowing: (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Term Loan Facility is subject to customary representations and warranties, affirmative and negative covenants, and events of default, as defined in the amended Credit Agreement. As of December 31, 2024, the weighted average interest rate on the Term Loan Facility was 9.08%. The amended Credit Agreement, as it relates to the Term Loan Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million.

Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025.

Incremental Term Loan

On January 9, 2025, the Company, pursuant to the Fifth Amendment to the Credit Agreement, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). The Incremental Term Loan was priced at a SOFR-based benchmark plus 7.50%, with 1.00% SOFR Floor (no CSA) with a maturity of January 10, 2026 (the “Maturity Date”) and original issue discount of 2 points. The Company has the option to prepay the Incremental Term Loan, in whole or in part, at any time prior to the Maturity Date, subject to a prepayment fee equal to the present value of all scheduled interest payments on the fully committed amount that would accrue through the Maturity Date calculated based on a discount rate equal to the treasury rate plus 50 basis points. The proceeds of the Incremental Term Loan are required to be deposited in a collateral account subject to a blocked account control agreement in favor of the administrative agent and may be disbursed subject to delivery of a disbursement request, no default or event of default, the representations and warranties in Article II of the Credit Agreement being true and correct in all material respects and receipt by the administrative agent and lenders of reimbursement for invoiced expenses. The Incremental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries.

Annual maturities on all debt outstanding at December 31, 2024, are as follows:

Maturities
2025	$274,250
2026	—
2027	—
2028	—
2029	500,000
Thereafter	517,125
Total maturities	1,291,375
Unamortized deferred issuance costs	30,689
Total debt outstanding, short-term and long-term	1,260,686
Less short-term debt	274,250
Total long-term debt outstanding	$986,436

12.    Stockholders’ Equity

At December 31, 2024 and 2023 there were 19,882,026 and 19,775,041 shares of the Company’s Common Stock issued, respectively, including 5,558,898 and 5,571,004 treasury shares at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, 619,204 shares of the Company’s common stock were reserved for future issuances related to the exercise of stock options that were outstanding and restricted stock units and awards that were unvested as of December 31, 2024.

Equity Award Withholding

During the years ended December 31, 2024, 2023 and 2022, the Company withheld 22,827, 10,565 and 7,486 shares, respectively, from employees to cover the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock awards and units.

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

The following table summarizes the activity under the 2006 Plan as of December 31, 2024:

	Number of shares of the Company’s Common Stock authorized for	Number of shares of the Company’s Common Stock remaining for	Number of shares of the Company’s Common Stock subject to
	issuance	future grants	Stock Options	Stock Grants
2006 Plan	5,400,000	601,519	46,579	572,625

Stock-based compensation for share settled awards is recorded in the "General and administrative expense" line item on the consolidated statement of operations for a total expense of $6.8 million, $6.5 million, and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts exclude tax benefits of $1.6 million, $1.8 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Options

The fair value of each stock option awarded to employees is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following assumptions for the years ended December 31, 2023 and 2022. No stock options were awarded to employees during the year ended December 31, 2024.

	Year Ended December 31,
	2023			2022
Expected dividend yield	0.0%			0.0%
Expected stock price volatility	49.6%	-	49.6%	39.6%	-	46.5%
Risk-free interest rate	3.7%	-	3.7%	1.6%	-	4.4%
Expected life of options (years)	3.5	-	3.5	3.5	-	4.5

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

During the year ended December 31, 2024, no shares of the Company's Common Stock were issued in connection with the exercise of employee stock options under the Company’s 2006 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2024:

	Year ended December 31, 2024
	Number of Shares Under Option	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at beginning of year, January 1	82,586	$104.89
Granted	—	—
Exercised	—	—
Forfeited/Canceled	(13,623)	74.81
Expired	(22,384)	100.05
Outstanding at end of year, December 31	46,579	$116.01	1.51	$—
Vested or expected to vest at end of year, December 31	46,579	$116.01	1.51	$—
Exercisable at end of year, December 31	39,656	$118.08	1.38	$—

As of December 31, 2024, there was approximately $0.4 million of unrecognized compensation cost related to share settled stock options that is expected to be recognized over a weighted-average remaining contractual term of 1.51 years, using the simplified method as permitted for plain vanilla options.

The weighted-average grant date fair value for options granted, total intrinsic value and cash received by the Company related to options exercised during the years ended December 31, 2023 and 2022 were as follows (in thousands, except for fair value per share). The Company did not grant any stock options to employees and no stock options were exercised by employees during the year ended December 31, 2024:

	Year ended December 31,
	2023	2022
Weighted-average grant date fair value per share	$56.43	$106.90
Options exercised:
Total intrinsic value	$(7)	$3,057

 Restricted Stock Awards and Restricted Stock Units

The Compensation Committee of the Board grants restricted stock awards (RSAs) and restricted stock units (RSUs) under the 2006 Plan. RSAs and RSUs vest ratably in equal annual installments over 1 to 4 years, or, for certain grants, over periods designated in the respective employee’s agreements or as determined by the Compensation Committee.

During the year ended December 31, 2024, the Company issued 100,235 shares of its Common Stock to non-employee directors, executive officers and key employees upon the vesting of certain RSAs and RSUs granted under the Company’s 2006 Plan.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company’s unvested RSAs and RSUs during the year ended December 31, 2024:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of year, January 1	298,074	$44.65
Granted	231,429	$41.01
Vested	(100,235)	$52.49
Forfeited or cancelled	(113,922)	$45.04
Non-vested at end of year, December 31	315,346	$39.35

As of December 31, 2024, there was approximately $14.4 million of unrecognized compensation cost related to non-vested RSAs and RSUs that is expected to be recognized over a weighted average remaining contractual term of 1.23 years.

 Performance-Based Restricted Stock Units

The Compensation Committee of the Board grants performance-based restricted stock units (PRSUs) to certain executive officers and key employees. PRSUs primarily have a three-year performance period, after which the number of underlying RSUs earned is determined based on the achievement of pre-established performance targets.

The following table summarizes the activity of the shares and weighted-average grant date fair value of the Company's unvested PRSUs during the year ended December 31, 2024:

	Shares	Weighted-average grant date fair value

Non-vested at beginning of year, January 1	206,036	$43.24
Granted	148,395	$53.43
Vested	—	$—
Forfeited or cancelled	(97,152)	$51.74
Non-vested at end of year, December 31	257,279	$45.91

As of December 31, 2024, there was approximately $4.7 million of unrecognized compensation cost related to non-vested PRSUs that is expected to be recognized over a weighted-average remaining contractual term of 1.83 years, assuming that the performance conditions continue to be probable of achievement.

The total fair value of vested stock options, RSUs and RSAs, and PRSUs was $10.0 million, $11.7 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") available to eligible employees. Under terms of the plan, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at 85.0% of the lower of the market price on the first or last day of the offering period. Purchases under this plan were for a total of 50,963 shares and 16,030 shares as of December 31, 2024 and 2023, respectively. As of December 31, 2024, 949,037 shares remain available for future issuance under this plan.

14.  Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(201,278)	$(204,460)	$(31,806)

Denominator:
Denominator for basic and diluted earnings per share -- weighted-average shares	14,239,549	14,173,957	14,061,839

Loss per share:
Basic loss per share	$(14.14)	$(14.43)	$(2.26)
Diluted loss per share	$(14.14)	$(14.43)	$(2.26)

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

The following weighted-average shares were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2024	2023	2022
Stock options to purchase common stock	64,561	100,499	118,260
Restricted stock awards and restricted stock units	308,171	87,056	58,831

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

The discount rate used for each lease is determined by estimating an appropriate incremental borrowing rate. In estimating an incremental borrowing rate, the Company considers the debt information, credit rating, and interest rate on the revolving credit facility, which is collateralized by the Company's assets. Accordingly, the Company continues discounting its remaining operating lease payments for calculating its lease liability using a weighted-average discount rate of 5.62%. The Company applies this rate to its entire portfolio of leases on the basis that any adjustments to the rate for lease term or asset classification would not affect the interest rate charged under the debt or have a material effect on the discounted lease liability.

A summary of all lease classifications in our consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease ROU assets	$36,597	$39,776

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$8,616	$8,727
Long-term:
Operating	Operating lease liabilities, less current portion	32,905	33,784
Total lease liabilities		$41,521	$42,511

As of December 31, 2024, future maturities of lease liabilities were as follows (in thousands):

Operating Leases
2025	$10,891
2026	8,910
2027	7,276
2028	6,598
2029	5,075
Thereafter	10,509
Total lease payments	49,259
Less: interest and accretion	(7,738)
Present value of minimum lease payments	41,521
Less: current portion	(8,616)
Long-term portion	$32,905

As of December 31, 2023, future maturities of lease liabilities were as follows (in thousands):

Operating Leases
2024	$10,434
2025	8,664
2026	7,275
2027	5,894
2028	5,403
Thereafter	13,121
Total lease payments	50,791
Less: interest and accretion	(8,280)
Present value of minimum lease payments	42,511
Less: current portion	(8,727)
Long-term portion	$33,784

The weighted-average remaining lease terms and weighted-average discount rates are as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating lease costs	3.60	4.18
Weighted-average discount rate:
Operating lease costs	5.62%	5.43%

For the years ended December 31, 2024 and 2023, our operating lease cost was $12.2 million and $13.0 million, respectively, and is primarily included in "Service expense” on our accompanying consolidated statements of operations.

A summary of other lease information is as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating cash flows from operating leases	$(10,049)	$(12,636)
Amortization of operating lease ROU assets	$11,444	$12,344
ROU assets obtained through operating lease liabilities	$8,265	$12,715

16.    Income Taxes

The federal and state tax benefit (provision) is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal income tax benefit (provision):
Current	$(9,909)	$(10,296)	$(22,651)
Deferred	16,596	14,431	25,291
Total federal income tax benefit	6,687	4,135	2,640

State income tax benefit (provision):
Current	(5,374)	(3,067)	(11,500)
Deferred	4,193	3,251	11,895
Total state income tax benefit (provision)	(1,181)	184	395
Total benefit for income taxes	$5,506	$4,319	$3,035

A reconciliation of the benefit (provision) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal statutory rates	21.0%	21.0%	21.0%
Federal income tax benefit at statutory rates	$41,714	$43,904	$1,024
Change in valuation allowance	(21,728)	(507)	648
Goodwill impairment	(22,113)	(38,451)	—
State income taxes, net of federal benefit	3,825	637	(521)
Rate change	3,168	—	—
Tax credits	1,669	2,258	1,864
Life insurance expense	136	128	(183)
Stock-based compensation	(507)	(791)	1,282
Political activities	(357)	(149)	(197)
Meals and entertainment	(84)	(154)	(48)
Change in uncertain tax positions	(59)	396	(390)
Compensation expense	—	(1,220)	(251)
Legal settlements	—	(1,608)	—
Subsidiary deconsolidation gain	—	—	(148)
Other	(158)	(124)	(45)
Income tax benefit	$5,506	$4,319	$3,035
Effective income tax rate	2.8%	2.1%	62.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Interest expense carryforward	$40,317	$22,847
Accrued items and reserves	16,638	9,289
Software development/implementation costs	10,426	7,147
Deferred rent	9,914	1,543
Accounts receivable allowance	4,596	3,341
Net operating loss carryforwards	3,233	2,989
Stock-based compensation	2,363	1,861
Deferred financing costs	327	—
Tax credit carryforwards	186	412
Deferred revenue	76	2,691
Capital loss carryforward	—	957
Project costs	—	223
Other	424	—
Total deferred tax assets	88,500	53,300
Deferred tax liabilities:
Goodwill and intangible assets	41,315	57,115
Property and equipment	15,116	19,051
Right of use asset	8,657	—
Equity investment	8,058	11,604
Prepaid expenses	3,859	1,683
Deferred financing costs	—	98
Other	—	46
Total deferred tax liabilities	77,005	89,597
Net deferred tax assets (liabilities)	11,495	(36,297)
Less valuation allowance	(25,052)	(3,287)
Net deferred tax liabilities	$(13,557)	$(39,584)

At December 31, 2024, the Company had no federal net operating loss (“NOL”) carryforwards. The Company also had approximately $49.7 million of state NOL carryforwards which expire as follows (in thousands):

2025	$—
2026	—
2027	—
2028	—
2029	84
2030 and thereafter	49,658
Total state net operating loss carryforwards	$49,742

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

The net change in the total valuation allowance for the year ended December 31, 2024 was an increase of $21.8 million. The valuation allowance of $25.1 million includes amounts primarily for state NOLs and IRC Section 163(j) Limitation on Business Interest Expense carryforward for which the Company has concluded that it is more likely than not that these carryforwards will not be realized in the ordinary course of operations per a deferred scheduling exercise. The Company will continue to assess the valuation allowance, and to the extent it is determined that the valuation allowance should be changed, an appropriate adjustment will be recorded.

Unrecognized Tax Benefits

The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2024, 2023, and 2022 the Company did not recognize a tax benefit or expense from interest or penalties. As of December 31, 2024 and 2023, the Company had accrued an immaterial amount, respectively, for the payment of penalties and interest.

A reconciliation of the liability for unrecognized income tax benefits is as follows (in thousands):

	December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of year	$1,284	$1,680	$1,290
Increase (decrease) related to prior year tax positions	(47)	44	108
Increase related to current year tax positions	332	374	415
Statute of limitations expiration	(195)	(814)	(133)
Unrecognized tax benefits, end of year	$1,374	$1,284	$1,680

The entire ending balance in unrecognized tax benefits of $1.4 million as of December 31, 2024 would reduce tax expense and the Company's effective tax rate. The Company expects no material amount of the unrecognized tax benefits to be recognized during the next twelve months.

The Company is subject to taxation in the U.S. and various state jurisdictions. The statute of limitations is generally three years for the U.S. and between three and four years for the various states in which the Company operates. The tax years that remain open for examination by the U.S. and states principally include the years 2020 to 2023.

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

On January 29, 2025, a class action complaint for purported violation of federal securities laws was filed by Dinesh Kalera, individually and on behalf of a putative class of purchasers of our common stock between November 3, 2022 and September 15, 2024 (the “Alleged Class Period”), in the United States District Court for the District of Colorado against the Company and three of its officers who served as chief financial officer of the Company during the Alleged Class Period. The complaint alleges claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and asserts, among other things, that the Company’s public statements concerning its NEMT segment accounts receivable collections efforts and effectiveness, cash flow results, and contractual payment and collection terms were materially false and misleading or contained material omissions. The Company denies the allegations in all respects and believes its public disclosure at all times has been true, correct and complete in all material respects in compliance with all federal securities and other laws and intends to defend itself vigorously in this case. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liability or damages that may result from this matter, if any, but the Company does not believe in any event that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

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

On August 6, 2020, the Company’s subsidiary, ModivCare Solutions, LLC (“ModivCare Solutions”), was served with a putative class action lawsuit filed against it by Mohamed Farah, the owner of transportation provider Dalmar Transportation, in the Western District of Missouri, seeking to represent all non-employee transportation providers contracted with ModivCare Solutions. The lawsuit alleged claims under the Fair Labor Standards Act of 1938, as amended (the “FLSA”), and the Missouri Minimum Wage Act, and asserted that all transportation providers to ModivCare Solutions in the putative class should have been considered ModivCare Solutions’ employees rather than independent contractors. Following motions regarding class certification and related matters and the transfer of the matter to binding arbitration, the parties agreed on a settlement arrangement, which the arbitrator approved final on October 30, 2023. The class settlement payment was made in full on December 1, 2023. Notwithstanding the settlement payment, ModivCare Solutions believes that it is and has been in compliance with all material aspects with the laws and regulations regarding the characterization of the transportation providers as independent contractors, and does not believe that the settlement arrangement has had a material adverse effect on the Company’s business, liquidity, financial condition or results of operations.

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

Deferred Compensation Plan

The Company has one deferred compensation plan for management and highly compensated employees of NEMT Services as of December 31, 2024. The deferred compensation plan is unfunded, and benefits are paid from the general assets of the Company. The total of participant deferrals, which is reflected in “Other long-term liabilities” in the consolidated balance sheets, was $2.3 million and $2.2 million at December 31, 2024 and 2023, respectively.

18.    Subsequent Events

The Company has evaluated events and transactions subsequent to the Company's consolidated balance sheet date and prior to the date of issuance.

Exchange Agreement

On January 9, 2025, pursuant to the Fifth Amendment to the Credit Agreement, the Company entered into an exchange agreement (the “Exchange Agreement”), with certain lenders party to the Amended Credit Agreement (the “Exchanging Noteholders”). The Exchange Agreement provides for the exchange (the “Exchange”) of up to $251.0 million in aggregate principal amount of the Company’s 5.000% Notes due 2029 held by the Exchanging Noteholders for an equivalent principal amount of second lien senior secured PIK toggle notes to be issued by the Company (the “Second Lien Notes”), pursuant to the terms and subject to the conditions set forth therein, subject to the receipt of requisite consents to make certain amendments to the indenture governing the Notes due 2029 to permit the Exchange and remove certain other covenants.

Purchase and Exchange Agreement

On January 9, 2025, the Company entered into a Purchase and Exchange Agreement (the “Purchase and Exchange Agreement”) with Coliseum Capital Partners, L.P., a Related Party, and Blackwell Partners LLC – Series A (together, the “Coliseum Investors”), which provides, among other things, for the Coliseum Investors (a) to purchase (the “Purchase”) $30.0 million in aggregate principal amount of the Second Lien Notes, at a purchase price equal to 100% of the principal amount of the Second Lien Notes plus any accrued and unpaid interest thereon from, and including, October 1, 2024 to, but excluding, the closing date of the Purchase and (b) to exchange approximately $20.0 million in aggregate principal amount of the Company’s Notes due 2029 held by the Coliseum Investors for an equivalent principal amount of the Second Lien Notes (the “Coliseum Exchange” and, together with the Purchase, the “Coliseum Transactions”), in each case pursuant to the terms and subject to the conditions set forth in the Purchase and Exchange Agreement. The Coliseum Transactions are conditioned upon the receipt of approval from 66-2/3% of the Company’s stockholders other than Coliseum pursuant to Section 203 of the Delaware General Corporation Law.

Based on our evaluation, the Company is not aware of any other events or transactions that occurred subsequent to the consolidated balance sheet date and prior to the date of issuance that would require recognition or disclosure in these financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report (December 31, 2024). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.

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

The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, and under the oversight of its Board of Directors, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, KPMG LLP, who audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. KPMG LLP’s report is presented in Part II, Item 8 of this Annual Report.

Remediation of Previously Identified Material Weakness

During the fiscal year ended December 31, 2024, management completed the remediation efforts necessary to fully and effectively remediate and eliminate the material weaknesses previously disclosed by the Company in its Annual Reports on Form 10-K for the fiscal year ended December 31, 2023 with respect to its PCS segment's internal control over financial reporting. The identified deficiencies at the PCS segment that were remediated related to (i) an effective risk assessment to assess and confirm the effectiveness and implementation of the changes previously identified in its internal control environment related to recently deployed information technology ("IT") systems and revision of the PCS revenue and payroll processes, or (ii) the establishment of all mechanisms expected to be used to enforce accountability in the pursuit of objectives to establish and operate effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The remediation efforts necessary to eliminate those material weaknesses identified in Item 9A. "Controls and Procedures" of our 2023 Annual Report on Form 10-K to address the identified material weaknesses have been completed. As of December 31, 2024, the Company executed on the following remediation measures, including the testing of the design and concluding on the operating effectiveness of the related controls:

•Implemented a new revenue cycle management system and designed a new suite of general information technology controls ("GITCs") and process-level controls related to the new system;
•Integrated the PCS segment into our enterprise resource planning software and standardized control activities related to the Company’s financial statement close process;
•Executed an enhanced risk assessment process to identify and assess changes in the Company's internal control environment, specifically related to new IT systems and newly acquired companies;
•Designed and implemented effective GITCs to support process-level automated controls intended to ensure that information needed for the operation of manual process-level controls and financial reporting is accurate and complete; and
•Designed and implemented process-level control activities in revenue and payroll.

As a result of the foregoing, as of December 31, 2024, management was able to conclude that the material weaknesses previously disclosed at the PCS segment were fully and effectively remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes described in the preceding paragraphs, there were no other changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A to be filed with the SEC and delivered to stockholders in connection with our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"); provided that if our 2025 Proxy Statement is not filed on or before April 30, 2025, such information will be included in an amendment to this Annual Report filed on or before such date.

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

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from our 2025 Proxy Statement; provided that if our 2025 Proxy Statement is not filed on or before April 30, 2025, such information will be included in an amendment to this Annual Report filed on or before such date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than as provided below, the information required by Item 12 is incorporated by reference from our 2025 Proxy Statement; provided that if our 2025 Proxy Statement is not filed on or before April 30, 2025, such information will be included in an amendment to this Annual Report filed on or before such date.

The following table provides information, as of December 31, 2024, regarding our 2006 Plan and the ESPP.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	619,204	$47.84	1,550,556
Equity compensation plans not approved by security holders	—	—	—
Total	619,204	$47.84	1,550,556

(1) The number of shares shown in this column represents the number of shares available for issuance pursuant to stock options and other stock-based awards that were previously granted and were outstanding as of December 31, 2024 under the 2006 Plan.
(2) The number of shares shown in this column represents 601,519 shares available for issuance under the 2006 Plan and 949,037 shares available for issuance under the ESPP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from our 2025 Proxy Statement; provided that if our 2025 Proxy Statement is not filed on or before April 30, 2025, such information will be included in an amendment to this Annual Report filed on or before such date.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference from our 2025 Proxy Statement; provided that if our 2025 Proxy Statement is not filed on or before April 30, 2025, such information will be included in an amendment to this Annual Report filed on or before such date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements including footnotes are included in Item 8.

•Consolidated Balance Sheets at December 31, 2024 and 2023;
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022.
(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2024:
Allowance for credit losses	$969	$4,395	$—	$(3,925)	(1)	$1,439

Year Ended December 31, 2023:
Allowance for credit losses	$2,078	$4,001	$—	$(5,110)	(1)	$969

Year Ended December 31, 2022:
Allowance for credit losses	$2,296	$2,690	$—	$(2,908)	(1)	$2,078
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

4.1
Description of the registrant's securities registered pursuant to Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.1 to the registrant's annual report on Form 10-K filed with the SEC on February 26, 2024).

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

10.3
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

10.4
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

10.5
Amendment No. 4, dated as of September 30, 2024, to Credit Agreement, dated as of February 3, 2022, among ModivCare Inc., the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed with the SEC on November 7, 2024).

10.6
Amendment No. 5, dated as of January 9, 2025, among ModivCare Inc., the co-syndication agents party thereto, the co-documentation agents party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on January 10, 2025).

10.7+
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

10.9+
Offer Letter, dated March 15, 2023, by and between the registrant and Anne Bailey (Incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024).

10.10+
Offer Letter, dated July 18, 2023, by and between the registrant and Henry Toledo (Incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024).

10.11+
Offer Letter, dated March 25, 2022, by and among the registrant, ModivCare Solutions, LLC and Ilias Simpson (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022).

10.12+
Offer Letter, dated August 22, 2022, by and among the registrant, ModivCare Solutions, LLC and Rebecca Orcutt (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 8, 2022).

10.13+
Amendment, dated May 7, 2024, to the Offer Letter by and between the Registrant and Anne Bailey (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 8, 2024).

10.14+
Separation Agreement, dated May 3, 2024, by and between the Registrant and Ilias Simpson (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 8, 2024).

10.15+
Separation Agreement, dated May 31, 2024, by and between the Registrant and Anne Bailey (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 8, 2024).

10.16*+	Director Compensation Summary

10.17*+	Letter Agreement, dated December 23, 2024, by and between the registrant and Craig Barbarosh.

10.18*+	Letter Agreement, dated December 23, 2024, by and between the registrant and Neal Goldman.

10.19+
The Company's 2006 Long-Term Incentive Plan, as amended and restated effective July 27, 2016 (Incorporated by reference to an appendix to the registrant’s definitive proxy statement filed under cover of Schedule 14A with the SEC on June 14, 2016).

10.20*+	Form of Restricted Stock Agreement.

10.21+
Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.22*+	Form of Restricted Stock Unit Agreement for awards granted in 2024 and thereafter.

10.23+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.26 to the registrant's annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021).

10.24+
Form of 2022 Performance Restricted Stock-Unit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022).

10.25+
Form of 2023 Performance Restricted Stock-Unit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2023).

10.26+
Form of 2024 Performance Restricted Stock-Unit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 3, 2024).

10.27+	Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC under cover of Schedule 14A on May 2, 2022).

10.28
Second Amended and Restated Limited Liability Company Agreement of Mercury Parent, LLC, dated February 16, 2018, by and between Prometheus Holdco, LLC and Mercury Fortuna Buyer, LLC (Incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018).

10.29
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

10.31
Exchange Agreement, dated January 9, 2025, among Modivcare Inc. and the certain lenders to the Credit Agreement, dated February 3, 2022, as amended, named therein (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on January 10, 2025).

10.32
Purchase and Exchange Agreement, dated January 9, 2025, among ModivCare Inc., Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on January 10, 2025).

19.1*	ModivCare Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14 Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.1*
Clawback Policy, as effective November 2, 2023 (Incorporated by reference to Exhibit 97.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2024).

101. INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith other than by incorporation by reference.

**	Furnished herewith.

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

Dated: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. HEATH SAMPSON	Chief Executive Officer and Director	March 6, 2025
L. Heath Sampson	(Principal Executive Officer)

/s/ BARBARA GUTIERREZ	Chief Financial Officer	March 6, 2025
Barbara Gutierrez	(Principal Financial Officer)

/s/ REBECCA ORCUTT	Chief Accounting Officer	March 6, 2025
Rebecca Orcutt	(Principal Accounting Officer)

/s/ LESLIE V. NORWALK	Chairman of the Board	March 6, 2025
Leslie V. Norwalk

/s/ CRAIG BARBAROSH	Director	March 6, 2025
Craig Barbarosh

/s/ TODD J. CARTER	Director	March 6, 2025
Todd J. Carter

/s/ DAVID A. COULTER	Director	March 6, 2025
David A. Coulter

/s/ RICHARD A. KERLEY	Director	March 6, 2025
Richard A. Kerley

/s/ ERIN L. RUSSELL	Director	March 6, 2025
Erin L. Russell