Form 10-Q
period 2025-03-31
ModivCare Inc
filed 2025-05-09
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 14,353,820 shares outstanding (excluding treasury shares of 5,422,844) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$115,963	$112,581
Accounts receivable, net of allowance of $132 and $1,439, respectively	239,545	222,317
Contract receivables	124,359	117,795
Other receivables	17,120	16,732
Prepaid expenses and other current assets	32,491	25,419
Restricted cash	3,951	535
Total current assets	533,429	495,379
Property and equipment, net	79,038	82,409
Long-term contract receivables	10,989	—
Goodwill	680,252	680,252
Payor network, net	253,623	269,020
Other intangible assets, net	12,609	13,300
Equity investment	27,899	31,427
Operating lease right-of-use assets	33,390	36,597
Other assets	45,934	45,948
Total assets	$1,677,163	$1,654,332
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$57,659	$83,068
Accrued contract payables	26,854	22,639
Accrued transportation costs	76,855	96,745
Accrued expenses and other current liabilities	153,452	139,176
Current portion of operating lease liabilities	8,281	8,616
Revolving credit facility	270,661	269,000
Short-term debt, net of deferred financing costs of $10,111 and $0, respectively	73,889	5,250
Total current liabilities	667,651	624,494
Long-term debt, net of deferred financing costs of $31,413 and $30,689, respectively	1,016,889	986,436
Deferred tax liabilities	13,471	13,557
Operating lease liabilities, less current portion	31,053	32,905
Other long-term liabilities	35,732	35,414
Total liabilities	1,764,796	1,692,806
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,917,109 and 19,882,026, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	458,623	457,406
Accumulated deficit	(276,092)	(225,715)
Treasury shares, at cost, 5,568,001 and 5,558,898 shares, respectively	(270,184)	(270,185)
Total stockholders’ equity (deficit)	(87,633)	(38,474)
Total liabilities and stockholders’ equity (deficit)	$1,677,163	$1,654,332
 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Service revenue, net	$650,654	$684,451

Operating expenses:
Service expense	552,988	583,566
General and administrative expense	78,589	77,177
Depreciation and amortization	23,519	27,103
Total operating expenses	655,096	687,846

Operating loss	(4,442)	(3,395)

Interest expense, net	38,837	18,686
Loss before income taxes and equity method investment	(43,279)	(22,081)
Income tax benefit (provision)	(3,547)	543
Equity in net loss of investee, net of tax	(3,551)	(762)
Net loss	$(50,377)	$(22,300)

Loss per common share:
Basic	$(3.52)	$(1.57)
Diluted	$(3.52)	$(1.57)

Weighted-average number of common shares outstanding:
Basic	14,328,736	14,202,000
Diluted	14,328,736	14,202,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(50,377)	$(22,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,432	7,324
Amortization	16,087	19,779
Stock-based compensation	1,244	2,010
Deferred income taxes	(85)	(3,778)
Amortization of deferred financing costs and debt discount	5,288	1,407
Equity in net loss of investee	3,295	1,056
Reduction of right-of-use assets	3,385	2,947
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(17,382)	3,183
Contract receivables	(6,563)	9,280
Prepaid expenses and other current assets	(4,583)	(2,740)
Long-term contract receivables	(10,989)	(19,598)
Accrued contract payables	4,215	10,910
Accounts payable and accrued expenses	(11,133)	11,314
Accrued transportation costs	(19,890)	(10,399)
Other changes in operating assets and liabilities	(2,035)	(835)
Net cash provided by (used in) operating activities	(82,091)	9,560
Investing activities
Purchase of property and equipment	(4,061)	(7,856)
Net cash used in investing activities	(4,061)	(7,856)
Financing activities
Net proceeds from Revolving Credit Facility	—	7,200
Issuance of short-term debt	75,000	—
Issuance of long-term debt	30,000	—
Repayment of debt	(1,313)	—
Payment of debt issuance costs	(10,711)	(756)
Other financing activities	(26)	(64)
Net cash provided by financing activities	92,950	6,380
Net change in cash, cash equivalents and restricted cash	6,798	8,084
Cash, cash equivalents and restricted cash at beginning of period	113,116	2,782
Cash, cash equivalents and restricted cash at end of period	$119,914	$10,866

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Three months ended March 31,
Supplemental cash flow information	2025	2024
Cash paid for interest	$31,179	$4,221
Cash paid for income taxes	$1,254	$270
Assets acquired under operating leases (non-cash)	$178	$3,736
Paid in kind debt transaction costs (non-cash)	$7,901	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Three months ended March 31, 2025

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2024	19,882,026	$20	$457,406	$(225,715)	5,558,898	$(270,185)	$(38,474)
Net loss	—	—	—	(50,377)	—	—	(50,377)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Restricted stock issued	35,083	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	9,103	1	1
Balance at March 31, 2025	19,917,109	$20	$458,623	$(276,092)	5,568,001	$(270,184)	$(87,633)

	Three months ended March 31, 2024

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(22,300)	—	—	(22,300)
Stock-based compensation	—	—	1,973	—	—	—	1,973
Restricted stock issued	22,577	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,607	(64)	(64)
Shares issued for director stipends	1,559	—	37	—	—	—	37
Balance at March 31, 2024	19,799,177	$20	$452,955	$(46,737)	5,572,611	$(270,397)	$135,841

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2025

1.    Organization and Basis of Presentation

Description of Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare serves as a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and in-home monitoring solutions ("Monitoring"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s in-home monitoring solutions in its Monitoring segment include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated balance sheet at December 31, 2024 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

During the quarter ended March 31, 2025, the Company continued to experience financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of certain contracts, and membership declines. These factors have negatively impacted cash flow generation and liquidity. Additionally, the Company continued to experience lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between recognizing revenue for services rendered and collecting cash owed for our services. This prolonged cash conversion cycle places further strain on liquidity and working capital. As a result, the Company is likely to require additional liquidity in order to support ongoing operations over the next year.

During the quarter ended March 31, 2025, the Company also entered into Amendment No. 5 (the "Fifth Amendment") to its Credit Agreement (as defined in Note 8, Debt) which, among other things, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan” as defined in Note 8, Debt). The Incremental Term Loan is a short-term facility with a maturity date of January 10, 2026 and, as a result of the factors described above, the Company is likely to require additional liquidity in order to satisfy its existing debt obligations due within one year from the date of the issuance of these unaudited condensed consolidated financial statements.

As a result of the foregoing, the Company is not expected to have the ability to meet one or more financial covenants under its existing credit agreements. Failure to meet these covenants or others could cause obligations under the Revolving Credit Facility (as defined in Note 8, Debt), the Term Loan Facility (as defined in Note 8, Debt), the Incremental Term Loan (as defined in Note 8, Debt), the Notes due 2029 (as defined in Note 8, Debt), and the Second Lien Notes (as defined in Note 8, Debt), to become immediately due and payable, and the Company would not have sufficient liquidity to satisfy such obligations. In such event, the Company would be required to restructure its existing debt or to seek additional equity or debt financing to meet its obligations.

Furthermore, these factors raise substantial doubt about the Company's ability to satisfy its obligations as they become due within one year from the issuance date of these unaudited condensed consolidated financial statements. Accordingly, Management has concluded that substantial doubt exists about the Company's ability to continue as a going concern.

To address these concerns, Management has implemented cost optimization measures, renegotiated contract terms, secured amendments to its credit agreements, including a temporary financial covenant holiday, and obtained additional financing as detailed in Note 8, Debt. The Company also strengthened its governance structure through establishing the Strategic Alternatives Committee of the Board of Directors in April of 2025 to, among other things, support the Board in connection with any asset divestitures and cost savings initiatives. The Company is pursuing potential alternatives to improve liquidity, including, but not limited to, further financing options, evaluation of potential strategic asset divestitures, long-term covenant relief and implementing operational efficiencies. There can be no assurance that all or any of these potential alternatives will be available on terms acceptable to the Company, or at all, or in amounts sufficient to enable the Company to satisfy its obligations as they become due or to sustain operations in the future.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of March 31, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available, and for the Company's nonpublic debt are based on lender quotes, when available. See Note 8, Debt, for the fair value of the Company's long-term and short-term debt.

Internal-use Software and Cloud Computing Arrangements

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40 and are included within "Property and equipment, net" on the unaudited condensed consolidated balance sheets. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from 3 to 10 years. As of March 31, 2025 and December 31, 2024, capitalized costs associated with the internal-use software, net of accumulated amortization were $26.6 million and $26.1 million, respectively. The amount of accumulated amortization as of March 31, 2025 and December 31, 2024 was $9.6 million and $7.8 million, respectively. Amortization expense during the three months ended March 31, 2025 and 2024 totaled $1.7 million and $1.1 million, respectively.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA include services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of March 31, 2025 and December 31, 2024, capitalized costs associated with CCA, net of accumulated amortization were $12.0 million and $11.9 million, respectively. The amount of accumulated amortization as of March 31, 2025 and December 31, 2024 was $11.4 million and $10.3 million, respectively. Amortization expense during the three months ended March 31, 2025 and 2024, totaled $1.1 million and $1.3 million, respectively.

Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services directly to its customers at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing these services. The Company's performance obligations are driven by its different segments of business and primarily consist of integrated service offerings to provide non-emergency medical transportation, personal care services, or remote monitoring services directly to its customers. The Company receives payment for providing these services from third-party payors that include federal, state, and local governmental agencies, managed care organizations, and private consumers. In the NEMT segment, the Company's performance obligation is to stand ready to perform transportation-related activities, including the management, fulfillment, and recordkeeping activities associated with such services. In the PCS segment, the Company's performance obligation is to deliver patient care services in accordance with the nature and frequency of services outlined in each contract. In the Monitoring segment, the Company's performance obligation is to stand ready to perform monitoring services in the form of personal emergency response system monitoring, vitals monitoring, and other monitoring services, as contractually agreed upon. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time which aligns the pattern of transfer of promised services with the value received by the customer for the performance completed to date.

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

Government Grants

The Company periodically receives government grants which are not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Funding received from governmental entities under government programs generally requires that the recipient attests to and complies with certain terms and conditions of receiving the funding. When received, these government grants are generally recorded on the unaudited condensed consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they can be recognized on the unaudited condensed consolidated statement of operations. Once recognized, the Company records the funds as an offset to "Service expense" as the grants are typically used to offset certain costs. In the first quarter of 2025, no grant distributions were received, as compared to the first quarter of 2024, during which $14.0 million of grant distributions were received. In the first quarter of 2025, no funds were recognized as grant income and an immaterial amount was recognized as an offset to "Service expense," as compared to the first quarter of 2024, during which no funds were recognized as grant income and $15.3 million was recognized as an offset to "Service expense". The remaining balance is recorded on the unaudited condensed consolidated balance sheets in the "Accrued expenses and other current liabilities" line item until the conditions for recognition have been met. See further information in Note 7, Accrued Expenses and Other Current Liabilities.

Restricted Cash

Restricted cash primarily relates to amounts held as cash collateral for performance bonds and amounts held in trusts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

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

3.    Segments

The Company’s reportable segments are identified based on a number of factors related to how its Chief Operating Decision Maker ("CODM") determines the allocation of resources and assesses the performance of the Company’s operations. The Company's CODM is its President and Chief Executive Officer. The Company's reportable segments are strategic business units that offer different healthcare-related services to the Company's members. They are managed separately because each segment has its own distinct revenue generating activities and core business processes, which requires different technology and strategies in order to serve the varying needs of its members. The Company's CODM manages the Company under four reportable segments, the services of each are discussed in detail below.

For each of the segments, the CODM uses operating income or loss as the measure of profit or loss to assess segment performance and allocate resources (including personnel, financial, and capital resources) during periodic budgeting and forecasting processes and budget-to-actual variance reviews. The Company's operating income for the reportable segments includes an allocated portion of corporate expenses to the respective segments and includes revenues and all other costs directly attributable to the specific segment.

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

•PCS - The Company's PCS segment provides in-home personal care services to State and Managed Medicaid, Medicare, and Private Pay patient populations in need of care monitoring and assistance performing activities of daily living;

•Monitoring - The Company's Monitoring segment provides in-home monitoring solutions, including in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care and data-driven patient engagement solutions;

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

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31, 2025
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$449,007	$181,787	$18,125	$1,735	$650,654

Purchased services	344,118	—	—	—	344,118
Payroll and related costs	39,858	145,335	4,251	115	189,559
Other service expense	12,038	2,183	3,422	1,668	19,311
Service expense	396,014	147,518	7,673	1,783	552,988

General and administrative expense	27,784	22,584	5,408	22,813	78,589
Depreciation and amortization	7,556	9,434	6,050	479	23,519
Operating income (loss)	17,653	2,251	(1,006)	(23,340)	(4,442)

Interest expense, net	—	—	—	38,837	38,837
Income (loss) before income taxes and equity method investment	17,653	2,251	(1,006)	(62,177)	(43,279)
Income tax benefit (provision)	1,117	173	(77)	(4,760)	(3,547)
Equity in net loss of investee, net of tax	(1,063)	—	—	(2,488)	(3,551)
Net income (loss)	$17,707	$2,424	$(1,083)	$(69,425)	$(50,377)

Balance Sheet Information
Equity investment	$454	$—	$—	$27,445	$27,899
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$525,099	$701,900	$228,434	$221,730	$1,677,163

	Three months ended March 31, 2024
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$479,306	$183,568	$20,102	$1,475	$684,451

Purchased services	362,900	—	—	—	362,900
Payroll and related costs	48,158	146,853	4,336	215	199,562
Other service expense	12,599	2,585	4,027	1,893	21,104
Service expense	423,657	149,438	8,363	2,108	583,566

General and administrative expense	31,820	24,432	5,440	15,485	77,177
Depreciation and amortization	7,359	12,795	6,674	275	27,103
Operating income (loss)	16,470	(3,097)	(375)	(16,393)	(3,395)

Interest expense, net	—	—	—	18,686	18,686
Income (loss) before income taxes and equity method investment	16,470	(3,097)	(375)	(35,079)	(22,081)
Income tax benefit (provision)	(4,274)	823	67	3,927	543
Equity in net loss of investee, net of tax	(28)	—	—	(734)	(762)
Net income (loss)	$12,168	$(2,274)	$(308)	$(31,886)	$(22,300)

Balance Sheet Information
Equity investment	$1,616	$—	$—	$38,631	$40,247
Goodwill	$135,186	$415,444	$234,894	$30	$785,554
Total assets	$535,830	$757,949	$343,190	$127,079	$1,764,048

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
NEMT capitated contracts	$328,047	$410,815
NEMT FFS contracts	120,960	68,491
Total NEMT service revenue, net	$449,007	$479,306

PCS FFS contracts	181,787	183,568
Monitoring PMPM contracts	18,125	20,102
Other service revenue	1,735	1,475
Total service revenue, net	$650,654	$684,451

Payor Information
Service revenue, net, is primarily derived from state Medicaid, managed Medicaid, and managed Medicare contracts, with a smaller portion from private payors and other sources. Of the NEMT segment’s revenue, 11.1% and 11.0% were derived from one payor for the three months ended March 31, 2025 and 2024, respectively. Of the PCS segment's revenue, 12.6% and 11.6% were derived from one payor for the three months ended March 31, 2025 and 2024, respectively. Of the Monitoring segment's revenue, 15.1% and 20.3% were derived from one payor for the three months ended March 31, 2025 and 2024, respectively.

Revenue Adjustments

During the three months ended March 31, 2025 and 2024, the Company recognized an increase of $1.8 million and an increase of $7.8 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$239,677	$223,756
Allowance for credit losses	(132)	(1,439)
Accounts receivable, net	$239,545	$222,317
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Accrued contract payables(1)	$26,854	$22,639
Contract receivables(2)	$124,359	$117,795
Long-term contract receivables(3)	$10,989	$—
Deferred revenue, current	$218	$300
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
(3)     Long-term contract receivables primarily represent future receivable balances on certain risk corridor, profit rebate and reconciliation contracts that are expected to be received in greater than 12 months.
The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2024	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2025
Reconciliation contract payables	$3,419	$2,247	$(77)	$5,589
Profit rebate/corridor contract payables	12,595	5,838	(4,611)	13,822
Overpayments and other cash items	6,625	2,918	(2,100)	7,443
Total contract payables	$22,639	$11,003	$(6,788)	$26,854

Reconciliation contract receivables	$33,749	$16,911	$(9,512)	$41,148
Corridor contract receivables	84,046	25,769	(15,615)	94,200
Total contract receivables(1)	$117,795	$42,680	$(25,127)	$135,348

(1)    Total contract receivables is comprised of the current and long-term contract receivables balances, which are broken out separately on the unaudited condensed consolidated balance sheets.

5.    Equity Investment

At both March 31, 2025 and December 31, 2024, the Company owned a 43.6% non-controlling interest in Matrix. Under a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold the rights necessary to control Matrix's fundamental operations. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or loss is recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations within its Corporate and Other segment.

The Company's gross share of Matrix's operations for the three months ended March 31, 2025 and 2024 was a loss of $2.3 million and $1.0 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $2.5 million and $0.7 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of March 31, 2025 and December 31, 2024 totaled $27.4 million and $30.0 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	March 31, 2025	December 31, 2024
Current assets	$50,880	$52,583
Long-term assets	$338,844	$344,977
Current liabilities	$35,195	$38,356
Long-term liabilities	$273,066	$272,354

	Three months ended March 31,
	2025	2024
Revenue	$72,530	$85,020
Operating income	$3,997	$9,122
Net income (loss)	$(2,427)	$875

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred financing costs on credit facility	$5,496	$2,858
ERP license fee	3,945	—
Insurance premiums	3,267	6,272
Deferred ERP implementation costs	3,066	3,528
Other prepaid expenses	16,717	12,761
Total prepaid expenses and other current assets	$32,491	$25,419

7.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and related liabilities	$39,340	$35,018
Insurance reserves	35,012	33,350
Accrued interest	24,977	21,187
Accrued legal fees	18,191	15,794
Accrued operating expenses	11,027	10,602
Accrued government grants(1)	6,237	6,284
Union pension obligation	541	886
Deferred revenue	218	300
Other	17,909	15,755
Total accrued expenses and other current liabilities	$153,452	$139,176

(1)     Accrued government grants include payments received from government entities to offset increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of March 31, 2025 and December 31, 2024.

8.    Debt

The Company's long-term debt and short-term debt as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands). See related interest rates, pay-in-kind ("PIK") balances and other relevant details for each debt facility in the accompanying paragraphs below the tables.

As of March 31, 2025
Debt Facility	Date of Issuance	Date of Maturity	Principal Issued	Principal Reduction	Current Portion	PIK Costs/ Interest(1)	Principal Outstanding
Long-term debt
2029 Senior Notes	8/24/2021	10/1/2029	$500,000	$(271,165)	$—	$—	$228,835
Second Lien Notes(2)	3/7/2025	10/1/2029	301,165	—	—	—	301,165
Term Loan Facility(3)	7/1/2024	7/1/2031	525,000	(3,938)	(5,250)	2,490	518,302
Total long-term debt							1,048,302
Debt issuance costs, net							(31,413)
Total long-term debt, net							$1,016,889

Revolving Credit Facility(4)	2/3/2022	2/3/2027	$—	$—	$269,000	$1,661	$270,661

Short-term debt
Current Term Loan(5)	7/1/2024	7/1/2031	$—	$—	$5,250	$—	$5,250
Incremental Term Loan	1/9/2025	1/10/2026	75,000	—	—	3,750	78,750
Total short-term debt							84,000
Debt issuance costs, net							(10,111)
Total short-term debt, net							$73,889

As of December 31, 2024
Debt Facility	Date of Issuance	Date of Maturity	Principal Issued	Principal Reduction	Current Portion	PIK Costs/ Interest(1)	Principal Outstanding
Long-term debt
2029 Senior Notes	8/24/2021	10/1/2029	$500,000	$—	$—	$—	$500,000
Term Loan Facility(3)	7/1/2024	7/1/2031	525,000	(2,625)	(5,250)	—	517,125
Total long-term debt							1,017,125
Debt issuance costs, net							(30,689)
Total long-term debt, net							$986,436

Revolving Credit Facility(4)	2/3/2022	2/3/2027	$—	$—	$269,000	$—	$269,000

Short-term debt
Current Term Loan(5)	7/1/2024	7/1/2031	$—	$—	$5,250	$—	$5,250
Total short-term debt							5,250
Debt issuance costs, net							—
Total short-term debt, net							$5,250

(1)     Pursuant to the Fifth Amendment to the Credit Agreement, the Company incurred a 0.50% Consent Fee on the outstanding commitments of the consenting lenders for both its Revolving Credit Facility and its Incremental Term Loan Facility for $1.7 million and $2.5 million, respectively. The Company also incurred a 5.00% Backstop Fee on the outstanding Incremental Term Loan Facility for $3.8 million. The Consent Fees and the Backstop Fee are payable in kind and were added to the outstanding principal balance of the respective facility. The Company elected to PIK the interest on the Consent Fee on the Revolving Credit Facility, which accrues interest at a rate of SOFR + 4.25%.

(2)     $251.0 million of Second Lien Notes were issued on March 7, 2025 and an additional $50.2 million of Second Lien Notes were issued on March 14, 2025 after receiving shareholder approval at the Special Meeting. See additional details in the Senior Unsecured Notes and Second Lien Notes section below.

(3)     The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes (as defined below) remain outstanding on that date.

(4)     The Revolving Credit Facility matures on February 3, 2027, and pursuant to Amendment No. 3 (the "Third Amendment") to the Credit Agreement, the Company extended the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility with respect to the lenders identified in the Third Amendment to February 3, 2028.

(5)     The Term Loan Facility requires principal payments of $1.3 million on a quarterly basis and accordingly, a portion of the Term Loan Facility in the amount of $5.3 million is classified as a current liability within the "Short-term debt" line item on the unaudited condensed balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Senior Unsecured Notes and Second Lien Notes

Pursuant to an indenture dated August 24, 2021 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, the Company issued $500.0 million in 5.000% senior unsecured notes due October 1, 2029 (the "2029 Notes"). The Company pays interest on the 2029 Notes semi-annually in arrears. Principal payments are not required until the maturity date, when 100.0% of the outstanding principal will be required to be repaid. Debt issuance costs of $13.5 million were incurred in relation to the issuance of the 2029 Notes and these costs were deferred and are amortized to interest expense over the term of the 2029 Notes.

Pursuant to the Fifth Amendment to the Credit Agreement dated January 9, 2025, among other things discussed in more detail in the Revolving Credit Facility section below, the Company entered into a privately negotiated exchange agreement (as amended, the “Exchange Agreement”), with holders of the Company's 2029 Notes to exchange (such exchange, the “Exchange”) up to $251.0 million principal amount of the 2029 Notes for an equivalent principal amount of second lien senior secured PIK toggle notes to be issued by the Company (the “Second Lien Notes”), pursuant to the terms and subject to the conditions set forth therein, subject to the receipt of requisite consents (such consents, the "Exit Consents") to make certain amendments to the indenture governing the 2029 Notes to permit the Exchange and remove certain other covenants. On March 7, 2025, upon receipt of the requisite Exit Consents, the Company, the guarantors party to the 2029 Notes Indenture, and Wilimington Savings Fund Society, FSB (as the successor to the Bank of New York Mellon Trust Company, N.A.), as trustee, entered into the Fifth Supplemental Notes Indenture to the 2029 Notes Indenture to effect the amendments. The Exchange was consummated and the Second Lien Notes were issued on March 7, 2025. The Second Lien Notes were issued pursuant to, and are governed by a Second Lien Notes Indenture dated as of March 7, 2025 (the "Second Lien Notes Indenture"), among the Company, the Guarantors and Ankura Trust Company, LLC, as trustee (the "Trustee") and notes collateral agent (the "Notes Collateral Agent").

In addition to the Exchange of $251.0 million of 2029 Notes for Second Lien Notes, on January 9, 2025, the Company entered into a Purchase and Exchange Agreement (the "Purchase and Exchange Agreement") with Coliseum Capital Partners, L.P., a related party, and Blackwell Partners LLC - Series A (together, the "Coliseum Investors") under which the Coliseum Investors agreed, subject to approval of the Company's stockholders, (a) to purchase (the “Purchase”) $30.0 million in aggregate principal amount of the Company's Second Lien Notes and (b) to exchange approximately $20.2 million in aggregate principal amount of the Company’s 2029 Notes held by the Coliseum Investors for an equivalent principal amount of the Second Lien Notes (the “Coliseum Exchange” and, together with the Purchase, the “Coliseum Transactions”). The Coliseum Transactions were approved during the Special Meeting of Stockholders held on March 13, 2025. On March 14, 2025, the Company, the Guarantors, the Trustee and the Notes Collateral Agent entered into a supplemental indenture (the "First Supplemental Indenture") to the Second Lien Notes Indenture, pursuant to which the Company issued $50.2 million of Second Lien Notes to the Coliseum Investors. The Exchange and the Coliseum Transactions were treated as a debt modification and third party fees of $2.5 million were expensed as incurred. As of the date of the Exchange and Coliseum Transactions, the remaining unamortized debt issuance costs of $8.3 million on the 2029 Notes were bifurcated and allocated ratably between the 2029 Notes and the Second Lien Notes, of which $3.8 million of unamortized deferred financing costs were allocated to the 2029 Notes and $4.5 million of unamortized deferred financing costs were allocated to the Second Lien Notes and were netted against the outstanding principal balance on the unaudited condensed balance sheets.

The Second Lien Notes are the Company’s senior, secured obligations and will accrue interest at a rate of, at the Company’s election, subject to certain conditions, (i) 5.000% per annum, if interest is paid in cash, and (ii) 10.000% per annum, if interest is paid-in-kind. In each case, interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025. Interest will be paid in kind by increasing the aggregate principal amount of one or more outstanding global notes representing the Second Lien Notes, or issuing additional Second Lien Notes, calculated based on the then outstanding principal of the Second Lien Notes. The Company will not be permitted to pay interest in kind in any interest period if the Company’s Liquidity (as defined in, and calculated in accordance with, the Second Lien Notes Indenture) is greater than $100.0 million on any applicable record date occurring on and after March 15, 2026, for any such interest period. The Second Lien Notes are fully and unconditionally guaranteed by the Guarantors and rank equal in right of payment with all of the Company’s and each Guarantor’s existing and future senior indebtedness, including indebtedness under the Credit Agreement. The Second Lien Notes and the related guarantees are secured on a second-priority basis, subject to permitted liens, by security interests on substantially all of the assets and properties of the Company and the Guarantors, which assets and properties also secure the indebtedness under the Credit Agreement on a first-priority basis. The Second Lien Notes will mature on October 1, 2029.

The Second Lien Notes Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness; make certain investments; create or incur certain liens; enter into certain transactions with affiliates; merge, consolidate, amalgamate or transfer substantially all of its assets; agree to dividend or other payment restrictions affecting its subsidiaries; and transfer or sell assets, including capital stock of its subsidiaries. These covenants, however, are subject to a number of important exceptions and qualifications. The Company may redeem the Second Lien Notes, in whole or in part, at any time, at the redemption prices set forth in the Second Lien Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

As a result of the Exchange and the Coliseum Transactions, the principal balance of the 2029 Notes as of March 31, 2025 was reduced to $228.8 million from the principal balance of $500.0 million as of December 31, 2024 and the principal balance of the Second Lien Notes as of March 31, 2025 was $301.2 million. The fair value of the 2029 Notes as of March 31, 2025 and December 31, 2024 was $62.1 million and $294.2 million, respectively. The fair value of the 2029 Notes was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. As of March 31, 2025, the fair value of the Second Lien Notes was $120.5 million and was determined based on broker quotes, and therefore designated as Level 2 within the fair value hierarchy.

The indenture governing the 2029 Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025.

Revolving Credit Facility

The Company is a party to the amended and restated credit agreement, dated as of February 3, 2022 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $325.0 million and sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Revolving Credit Facility under the Credit Agreement was scheduled to mature on February 3, 2027 and the proceeds that may be drawn under the Revolving Credit Facility from time to time prior to maturity may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). Pursuant to Amendment No. 3 (the "Third Amendment") to the Credit Agreement dated July 1, 2024, with respect to the lenders identified in the Third Amendment, the Company extended the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility to February 3, 2028.

On January 9, 2025, the Company entered into Amendment No. 5 (the "Fifth Amendment") to its Credit Agreement, which, among other things, (i) amended the interest rate on the existing Revolving Credit Facility commitments under the Credit Agreement to a SOFR-based benchmark plus 4.25%, with a 1.00% SOFR Floor, (ii) amended the 2.0% default rate under the Credit Agreement so that it applies on all obligations upon the election of the administrative agent at the direction of the Required Lenders if an event of default has occurred and continuing and automatically if a specified event of default has occurred and is continuing, (iii) amended the Term Loan Facility maturity date to spring to July 2, 2029 if the second lien senior secured PIK toggle notes remain outstanding as of such date, (iv) included enhanced reporting requirements, and (v) eliminated or reduced certain baskets, which included the elimination of reinvestment rights with respect to certain asset sales and reduction of the de minimis exception for certain asset sale prepayments to $5.0 million.

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

As of March 31, 2025, the Company had $270.7 million of principal outstanding under the Revolving Credit Facility which was comprised of $269.0 million of short-term borrowings outstanding and $1.7 million of the PIK Consent Fee and the related accrued interest and had $55.6 million of outstanding letters of credit under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding as of March 31, 2025 was 8.7% per annum. As of December 31, 2024, the Company had $269.0 million of short-term borrowings outstanding under the Revolving Credit Facility and had $55.6 million of outstanding letters of credit under this Facility.

Interest on the outstanding principal amount of the loans under the Revolving Credit Facility accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the amended Credit Agreement, in each case, plus an applicable margin. With respect to the loans under the Revolving Credit Facility at any time on or after the effective date of the Fifth Amendment, the applicable margin is 4.25% in the case of RFR loans, as defined in the amended Credit Agreement and 3.25% in the case of the Alternate Base Rate loans, as defined in the amended Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the Revolving Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee are 0.50% and 4.25%, respectively. As of March 31, 2025 and December 31, 2024, the Company paid quarterly commitment fee and letter of credit fees of $0.7 million and $2.3 million, respectively.

The Company’s obligations under the Revolving Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the amended Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Revolving Credit Facility to be immediately due and payable. All amounts outstanding under the Revolving Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The amended Credit Agreement, as it relates to the Revolving Credit Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025. As the Term Loan Facility and the Incremental Term Loan Facility, discussed below, are subject to the provisions of the Credit Agreement, this covenant holiday also applies to these facilities.

Term Loan Facility

On July 1, 2024, the Company, pursuant to the Third Amendment, established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem the Company's $500.0 million, 5.875% senior unsecured notes due November 15, 2025 (the "2025 Notes"), (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. The Company paid approximately $24.4 million of deferred issuance costs with respect to the Term Loan Facility. As of March 31, 2025, the Term Loan Facility had $26.9 million of unamortized deferred issuance costs that were netted against the long-term balance on the unaudited condensed consolidated balance sheets. The fair value of the Term Loan Facility as of March 31, 2025 was $392.7 million, which was determined based on lender quotes for the Company's debt, and therefore designated as Level 2 within the fair value hierarchy.

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

Interest on the Term Loan Facility is generally payable quarterly, in arrears, on the outstanding principal amount of the Term Loan Facility at the following rates for the interest period in effect for such borrowing: (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). As of March 31, 2025, the interest rate on the Term Loan Facility was 9.08%. The Term Loan Facility is subject to customary representations and warranties, affirmative and negative covenants, and events of default, as defined in the amended Credit Agreement. The amended Credit Agreement, as it relates to the Term Loan Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million.

Incremental Term Loan Facility

On January 9, 2025, the Company, pursuant to the Fifth Amendment to the Credit Agreement, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). Interest on the Incremental Term Loan is generally payable quarterly, in arrears, on the outstanding principal amount of the Incremental Term Loan Facility at the following rates: (i) a SOFR-based benchmark plus 7.50%, or (ii) a prime rate (or other alternate base rate) benchmark plus 6.50% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Incremental Term Loan has a maturity of January 10, 2026 and original issue discount of 2 points. As of March 31, 2025, the interest rate on the Incremental Term Loan Facility was 11.79%. The Company has the option to prepay the Incremental Term Loan, in whole or in part, at any time prior to the maturity date, subject to a prepayment fee equal to the present value of all scheduled interest payments on the fully committed amount that would accrue through the maturity date calculated based on a discount rate equal to the treasury rate plus 50 basis points. The proceeds of the Incremental Term Loan are required to be deposited in a collateral account subject to a blocked account control agreement in favor of the administrative agent and may be disbursed subject to delivery of a disbursement request, no default or event of default, the representations and warranties in Article II of the Credit Agreement being true and correct in all material respects and receipt by the administrative agent and lenders of reimbursement for invoiced expenses. The Incremental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries.

Debt issuance costs related to the Incremental Term Loan Facility of $13.1 million, including the $3.8 million Backstop Fee discussed above, were incurred and these costs were deferred and are amortized to interest cost over the term of the Incremental Term Loan Facility. As of March 31, 2025, the Incremental Term Loan Facility had $10.1 million of unamortized deferred issuance costs that were netted against the short-term debt balance on the unaudited condensed consolidated balance sheets. As of March 31, 2025, the fair value of the Incremental Term Loan was $70.9 million and was determined based on broker quotes, and therefore designated as Level 2 within the fair value hierarchy.

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

Stock options. The Company recognized immaterial stock-based compensation expense for non-qualified stock options (“NQs”) for the three months ended March 31, 2025, and 2024, in general and administrative expense. At March 31, 2025, the Company had 39,142 stock options outstanding with a weighted-average exercise price of $124.35.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs"), collectively, of $0.9 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively, in general and administrative expense. The Company had no unvested RSAs outstanding at March 31, 2025 and had 241,081 unvested RSUs outstanding at March 31, 2025 with a weighted-average grant date fair value of $35.40.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recorded stock-based compensation expense for PRSUs in general and administrative expense of $0.4 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 236,362 unvested PRSUs outstanding at March 31, 2025 with a weighted-average grant date fair value of $43.28.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the ESPP for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three months ended March 31, 2025 and 2024, the Company recorded an immaterial amount of stock-based compensation expense related to the ESPP. As of March 31, 2025, 949,037 shares remain available for future issuance under the ESPP.

10.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(50,377)	$(22,300)

Denominator:
Denominator for basic and diluted earnings per share -- weighted-average shares	14,328,736	14,202,000

Loss per share:
Basic loss per share	$(3.52)	$(1.57)
Diluted loss per share	$(3.52)	$(1.57)

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

The following weighted-average shares were not included in the computation of diluted loss per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2025	2024
Stock options to purchase common stock	43,437	79,493
Restricted stock awards and restricted stock units	374,157	314,133

11.    Income Taxes

The Company’s effective tax rate to arrive at the tax provision for the three months ended March 31, 2025 was 8.2% and to arrive at the tax benefit for the three months ended March 31, 2024 was 2.5%. For the three months ended March 31, 2025, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and changes to the valuation allowance. For the three months ended March 31,

2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, a stock compensation shortfall, increased reserves for state net operating loss carryforwards and nondeductible expenses.

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

Legal Proceedings

In the ordinary course of business, the Company may from time to time be or become involved in various lawsuits and claims for indemnification, some of which may seek monetary damages, including claims for punitive damages. Management does not expect any ongoing lawsuits involving the Company to have a material impact on the business, liquidity, financial condition, or results of operations of the Company. Legal proceedings are subject to inherent uncertainties, however, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on the business, liquidity, financial position, or results of operations.

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

The Company has elected, for the interest period from October 1, 2024, through March 31, 2025, to make its initial interest payment with respect to its Second Lien Notes as PIK in lieu of a cash interest payment. As a result, on April 1, 2025, the Company paid $15.1 million in PIK interest with respect to the Second Lien Notes by issuing additional Second Lien Notes. Following this PIK interest payment, the aggregate principal amount of outstanding Second Lien Notes is $316.2 million. Prior to each future interest payment, the Company will evaluate whether to elect a PIK interest payment or a cash interest payment with respect to the then outstanding Second Lien Notes, considering at that time its liquidity and other relevant factors and strategic objectives.

Based on our evaluation, the Company is not aware of any other events or transactions that occurred subsequent to the consolidated balance sheet date and prior to the date of issuance that would require recognition or disclosure in these unaudited condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2025 and 2024 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 )the "2024 Form 10-K"). For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q1 2025" and "Q1 2024" mean the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to continue as a going concern, ability to meet financial covenants, contracts or market opportunities. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other factors are those summarized under the caption “Summary Risk Factors” in Part I, and described in further detail under the caption “Risk Factors” in Part I, Item 1A, of our 2024 Form 10-K. Hyperlinks to such sections of our Annual Report are contained in the text included within the quotation marks.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made and are expressly qualified in their entirety by the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission (the "SEC"), which you should read in their entirety before making an investment decision with respect to our securities. We undertake no obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview of Our Business

ModivCare Inc. ("ModivCare" or the "Company") is a technology-enabled healthcare services company that provides a suite of integrated supportive care solutions for public and private payors and their members. Its value-based solutions address the social determinants of health ("SDoH") by connecting members to essential care services. By doing so, ModivCare helps health plans manage risks, reduce costs, and improve health outcomes. ModivCare serves as a provider of non-emergency medical transportation ("NEMT"), personal care services ("PCS"), and in-home monitoring solutions ("Monitoring"), which serve similar, highly vulnerable patient populations. The technology-enabled operating model in its NEMT segment includes the coordination of non-emergency medical transportation services supported by an infrastructure of core competencies in risk underwriting, contact center management, network credentialing and claims management. Additionally, its personal care services in its PCS segment include placements of non-medical personal care assistants, home health aides and nurses primarily to Medicaid patient populations in need of care monitoring and assistance performing daily living activities in the home setting. ModivCare’s in-home monitoring solutions in its Monitoring segment include in-home clinical monitoring and quality improvement services that leverage personal emergency response systems, vitals monitoring devices, relationship-based care, and data-driven patient engagement solutions.

ModivCare also holds a 43.6% minority interest in CCHN Group Holdings, Inc. and its subsidiaries, which operates under the Matrix Medical Network brand (“Matrix”). Matrix, which is included in our Corporate and Other segment, maintains a national network of community-based clinicians who deliver in-home and on-site services.

Business Outlook and Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the markets in which we operate are exposed to various trends, such as healthcare industry and demographic dynamics. Over the long term, we believe there are numerous factors that could affect demand within the industries in which we operate, including:

•an aging population, which is expected to increase demand for healthcare services including required transportation to such healthcare services, in-home personal care services and monitoring services;
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
•increasing demand for in-home care, driven by cost pressures on traditional reimbursement models and technological advances enabling remote member engagement, including in-home clinical monitoring and similar internet-based health related services;
•a shift in membership dynamics as a result of Medicaid redetermination efforts, which have and may continue to decrease membership levels at our NEMT segment;
•advancement of regulatory priorities, which include the Centers for Medicare & Medicaid Services ("CMS") final rule, Ensuring Access to Medicaid Services, which, in six years, requires states to generally ensure that a minimum of 80.0% of Medicaid payments are used toward compensation for direct care workers, which may lower profit margins at our PCS segment;
•technological advancements, which may be utilized by us to improve services and lower costs, but may also be utilized by others, which may increase industry competitiveness;
•managed care organizations ("MCOs") and Medicaid plans increasing coverage of non-emergency medical transportation services for a variety of reasons, including increased access to care, improved patient compliance with treatment plans, social trends, and to promote SDoH, and this trend may be accelerated or reinforced by The Consolidated Appropriations Act of 2021 ("H.R.133"), a component of which mandates that state Medicaid programs ensure that Medicaid beneficiaries have necessary transportation to and from health care providers;
•reimbursement rates for Medicare Advantage plans, which impact whether NEMT services are provided as a supplemental benefit;
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

Adverse economic conditions, including high inflation rates, high interest rates, labor shortages, volatility in capital markets and recession risks, have had and could continue to have an adverse effect on our business, results of operations, and financial condition. For the NEMT segment, this exposes us to cost containment risk as labor costs and trip costs are rising at a higher rate than reimbursement, which results in lower profit margins than previously reported. The increase in costs is driven, in part, by headwinds from the current macroeconomic environment which limit the NEMT segment's ability to provide services at a reasonable cost to achieve historic profit margins. For the PCS segment, the labor shortage, particularly related to availability of healthcare workers including caregivers, will continue to impact the volume of care hours that can be provided while also driving increased wage rates, which limits our ability to be profitable in contracts with set reimbursement rates for various care services. Any of these circumstances and factors could have a material adverse impact on our reputation and business and any long-term macroeconomic impacts that have arisen could continue to create ongoing challenges for our business.

Our business environment is competitive, the healthcare industry's regulatory requirements are increasingly complex, the labor market for healthcare professionals remains constrained, and the market price for our common stock on the Nasdaq Stock Market continues to be volatile; the continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. As discussed elsewhere herein and under the caption “Risk Factors” in our 2024 Form 10-K, impairment tests may be required in addition to the annual impairment testing that occurs on July 1st of each year if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value. We monitor the performance of the business and the value of our stock price and estimated fair values of our reporting units, among other relevant considerations, to determine if any impairments to goodwill could exist at any particular time.

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

Our capitated contracts operate under either a full-risk or a shared-risk structure. Under full-risk contracts, payors pay a fixed amount per eligible member per month and we assume the responsibility of meeting the covered healthcare related transportation requirements for the number of eligible members in the payor's program. Under this structure, we assume the full-risk for the costs associated with arranging transportation of members through our network of independent transportation providers. Revenue is recognized based on the number of eligible members served during the period. Under shared-risk contracts, we have provisions for reconciliations, risk corridors, and/or profit rebates. These contracts allow for periodic reconciliations based on actual cost and/or trip volume and may result in refunds to the payor (contract payables), or additional payments due from the payor (contract receivables) based on the provisions contractually agreed upon. These shared-risk contracts also allow for margin stabilization, as generally the amount received PMPM is adjusted for the costs to provide the transportation services. Under both contract structures, we arrange for transportation of members through our network of independent transportation providers, whereby we negotiate rates and remit payment to the transportation providers. However, for certain contracts, we assume no risk for the transportation network, credentialing and/or payments to these providers. For these contracts, we only provide administrative management services to support the customers’ efforts to serve their clients.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended March 31, 2025 on our Senior Unsecured Notes, Second Lien Notes, Term Loan Facility, Incremental Term Loan Facility and borrowings outstanding under our Revolving Credit Facility and amortization of deferred financing fees related to these borrowings. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

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

We operate four reportable business segments: NEMT, PCS, Monitoring, and Corporate and Other. The NEMT segment provides non-emergency medical transportation services throughout the country. The PCS segment provides non-medical personal care and home health services. The Monitoring segment provides in-home monitoring solutions. The Corporate and Other segment includes the costs associated with our corporate operations and as such, includes activities related to executive, accounting, finance, internal audit, tax, legal and certain strategic and corporate development functions for each segment, as well as the results of an investment in innovation that we completed during the first quarter of 2023. The operating results of the NEMT, PCS and Monitoring segments include revenue and expenses generated and incurred by the segment, and the Corporate and Other segment includes expenses incurred in relation to our Corporate operations as well as certain service revenue and operating expenses associated with the investment in innovation discussed above.

See Note 3, Segments, in our accompanying unaudited condensed consolidated financial statements for further information on our segments.

Results of Operations

Q1 2025 compared to Q1 2024

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q1 2025 and Q1 2024 (in thousands):

	Three months ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$650,654	100.0%	$684,451	100.0%

Operating expenses:
Service expense	552,988	85.0%	583,566	85.3%
General and administrative expense	78,589	12.1%	77,177	11.3%
Depreciation and amortization	23,519	3.6%	27,103	4.0%
Total operating expenses	655,096	100.7%	687,846	100.5%

Operating loss	(4,442)	(0.7)%	(3,395)	(0.5)%

Interest expense, net	38,837	6.0%	18,686	2.7%
Loss before income taxes and equity method investment	(43,279)	(6.7)%	(22,081)	(3.2)%
Income tax (provision) benefit	(3,547)	(0.5)%	543	0.1%
Equity in net loss of investee, net of tax	(3,551)	(0.5)%	(762)	(0.1)%
Net loss	$(50,377)	(7.7)%	$(22,300)	(3.3)%

Service revenue, net. Consolidated service revenue, net, for Q1 2025 decreased $33.8 million, or 4.9%, compared to Q1 2024. Service revenue, net decreased $30.3 million for our NEMT segment, decreased $1.8 million for our PCS segment, and decreased $2.0 million for our Monitoring segment. The remainder of the change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Service expense. Service expense components are shown below (in thousands):

	Three months ended March 31,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$344,118	52.9%	$362,900	53.0%
Payroll and related costs	189,559	29.1%	199,562	29.2%
Other service expenses	19,311	3.0%	21,104	3.1%
Total service expense	$552,988	85.0%	$583,566	85.3%

Service expense for Q1 2025 decreased $30.6 million, or 5.2%, compared to Q1 2024. Service expense at our NEMT segment decreased $27.6 million, service expense at our PCS segment decreased $1.9 million and service expense decreased at our Monitoring segment decreased $0.7 million. The remaining change is related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q1 2025 increased $1.4 million, or 1.8%, compared to Q1 2024. General and administrative expense at our Corporate and Other segment increased by $7.3 million, which was partially offset by a decrease at our NEMT segment of $4.0 million and a decrease at our PCS segment of $1.8 million. General and administrative expense, expressed as a percentage of service revenue, net increased to 12.1% for Q1 2025 compared to 11.3% for Q1 2024. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization decreased $3.6 million, or 13.2% in Q1 2025 as compared to Q1 2024 primarily related to certain intangible assets being fully amortized during 2024.

Interest expense, net. Interest expense, net, for Q1 2025 increased by $20.2 million, or 107.8%, compared to Q1 2024. The increase in interest expense is attributable to both the addition of new debt facilities and the higher interest rates associated with those facilities, relative to those in place during the prior period. Although the Company extinguished the 2025 Notes, overall interest expense remains elevated due to the issuance of the Second Lien Notes, the Term Loan Facility, and the Incremental Term Loan. Notably, the 2025 Notes carried a lower interest rate of 5.875%, whereas the Second Lien Notes bear a higher rate of 10.0%, reflecting the Company’s election to pay interest through payment-in-kind (PIK), whereby interest is added to the loan principal rather than paid in cash. All interest expense is recorded within the Corporate and Other segment.

	Three months ended March 31,
	2025	2024
2025 Notes	$—	$8,102
2029 Notes	5,723	6,631
Second Lien Notes	7,865	—
Term Loan Facility	13,270	—
Incremental Term Loan	5,108	—
Revolving Credit Facility	6,871	3,953
Total interest expense, net	$38,837	$18,686

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q1 2025 of $3.6 million and our equity in net loss of investee, net of tax, of $0.8 million for Q1 2024 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax (provision) benefit. Our effective tax rate to arrive at the tax provision from operations for Q1 2025 was 8.2% and to arrive at the tax benefit from operations for Q1 2024 was 2.5%. For Q1 2025, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and changes to the valuation allowance. For Q1 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, a stock compensation shortfall, increased reserves for state net operating loss carryforwards and nondeductible expenses.

Results of Operations - Segments

The following tables set forth certain financial information attributable to our business segments for the three months ended March 31, 2025 and 2024:

NEMT Segment

(in thousands, except for revenue per member per month, revenue per trip, and service expense per trip)

	Three months ended March 31,
	2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$449,007	100.0%	$479,306	100.0%

Service expense	396,014	88.2%	423,657	88.4%
General and administrative expense	27,784	6.2%	31,820	6.6%
Depreciation and amortization	7,556	1.7%	7,359	1.5%
Operating income	$17,653	3.9%	$16,470	3.4%

Business Metrics(1)
Total paid trips	8,458		8,808
Average monthly members	23,554		29,071

Revenue per member per month	$6.35		$5.50
Revenue per trip	$53.09		$54.42
Service expense per trip	$46.83		$48.10
Utilization	12.0%		10.1%

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

Service revenue, net. Service revenue, net, decreased by $30.3 million, or 6.3%, in Q1 2025 as compared to Q1 2024. This decrease is primarily related to the loss of certain contracts which also contributed to the decrease in total paid trips by 4.0% and the decrease in average monthly members by 19.0%, as compared to Q1 2024. While average monthly membership decreased for the QTD period, the revenue received per member per month increased by 15.5% over the same period, which partially offset the decrease to revenue.

The change in average monthly members is correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared-risk of transportation volumes. Declines in membership over the periods presented were anticipated and related to Medicaid redetermination, along with certain contract losses. While membership decreased, revenue had an offsetting increase due to increases in the average rate received per member, which increases in line with increases in utilization for certain shared-risk contracts.

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

	Three months ended March 31,
	2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$344,118	76.6%	$362,900	75.7%
Payroll and related costs	39,858	8.9%	48,158	10.0%
Other service expenses	12,038	2.7%	12,599	2.6%
Total service expense	$396,014	88.2%	$423,657	88.4%

Service expense decreased $27.6 million, or 6.5%, for Q1 2025 as compared to Q1 2024, primarily related to a decrease in purchased services expense of $18.8 million, or 5.2%, driven by lower trip volume of 4.0% as a result of the loss of certain contracts. Service expense also decreased as a result of a decrease in payroll and related costs of $8.3 million, or 17.2% as compared to Q1 2024. The decrease in payroll and related costs over the period is the result of ongoing cost optimization and digitization efforts in our contact centers as a result of initiatives that were launched in 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $4.0 million, or 12.7%, for Q1 2025 compared to Q1 2024. The decrease is primarily related to lower salaries and personnel expenses for administrative employees as a result of continued efforts to improve operational efficiency.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent with an increase of $0.2 million, or 2.7%, for Q1 2025 as compared to Q1 2024.

PCS Segment

(in thousands, except service revenue per hour and service expense per hour)

	Three months ended March 31,
	2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$181,787	100.0%	$183,568	100.0%

Service expense	147,518	81.1%	149,438	81.4%
General and administrative expense	22,584	12.4%	24,432	13.3%
Depreciation and amortization	9,434	5.2%	12,795	7.0%
Operating income (loss)	$2,251	1.2%	$(3,097)	(1.7)%

Business Metrics(1)
Total hours	6,818		6,965
Service revenue per hour	$26.66		$26.36
Service expense per hour	$21.64		$21.46

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, decreased $1.8 million, or 1.0%, for Q1 2025, as compared to Q1 2024, primarily due to 2.1% lower hours worked by personal care providers during Q1 2025.

Service expense. Service expense for our PCS segment primarily consists of wages for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended March 31,
	2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$145,335	79.9%	$146,853	80.0%
Other service expenses	2,183	1.2%	2,585	1.4%
Total service expense	$147,518	81.1%	$149,438	81.4%

Service expense for Q1 2025 decreased $1.9 million, or 1.3%, as compared to Q1 2024, primarily as a result of a decrease in payroll and related costs of $1.5 million, or 1.0%, as a result of the 2.1% decrease in hours of service provided by our personal care providers during Q1 2025 as compared to Q1 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $1.8 million, or 7.6%, for Q1 2025 as compared to Q1 2024. The decrease is primarily related to lower salaries and personnel expenses for administrative employees as a result of continued efforts to improve operational efficiency.

Depreciation and amortization expense. Depreciation and amortization expense for Q1 2025 decreased by $3.4 million, or 26.3%, as compared to Q1 2024, primarily related to certain intangible assets being fully depreciated during 2024.

Monitoring Segment

(in thousands, except revenue per member per month and service expense per member per month)

	Three months ended March 31,
	2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$18,125	100.0%	$20,102	100.0%

Service expense	7,673	42.3%	8,363	41.6%
General and administrative expense	5,408	29.8%	5,440	27.1%
Depreciation and amortization	6,050	33.4%	6,674	33.2%
Operating loss	$(1,006)	(5.6)%	$(375)	(1.9)%

Business Metrics(1)
Average monthly members	231		249
Revenue per member per month	$26.15		$26.91
Service expense per member per month	$11.07		$11.20

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

Service revenue, net. Monitoring contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue is generally driven by the number of enrolled members and the rate received per member per month. Service revenue, net, decreased $2.0 million, or 9.8%, for Q1 2025 as compared to Q1 2024, primarily related to a 2.8% decrease in revenue per member per month paired with a 7.2% decrease in average monthly members.

Service expense. Service expense for our Monitoring segment primarily consists of salaries for the employees providing the monitoring services as well as occupancy costs. Service expense components for our Monitoring segment are shown below (in thousands):

	Three months ended March 31,
	2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$4,251	23.5%	$4,336	21.6%
Other service expenses	3,422	18.9%	4,027	20.0%
Total service expense	$7,673	42.3%	$8,363	41.6%

Service expense decreased $0.7 million, or 8.3%, for Q1 2025 as compared to Q1 2024, primarily related to a decrease in other service expenses of $0.6 million, or 15.0%. Other service expensed decreased due to lower device installation costs which is correlated with the 7.2% decrease in average monthly members..

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense for Q1 2025 remained generally consistent compared to Q1 2024.

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.6 million, or 9.3%, for Q1 2025 compared to Q1 2024, primarily related to certain intangible assets being fully amortized during 2024.

Corporate and Other Segment

(in thousands)

	Three months ended March 31,
	2025	2024
Service revenue, net	$1,735	$1,475

Service expense	1,783	2,108
General and administrative expense	22,813	15,485
Depreciation and amortization	479	275
Operating loss	$(23,340)	$(16,393)

Our Corporate and Other segment includes our executive, accounting, finance, internal audit, tax, legal, public reporting and corporate development functions. This segment also includes the results of our equity investment in Matrix and the operating results of our investments in innovation related to data analytics products and solutions, which is comprised of our wholly-owned subsidiary, Higi Care, LLC (“Higi”), which was acquired during the first quarter of 2023. Higi provides certain data-driven personal health technologies and also provides virtual clinical care management services through an unaffiliated professional corporation owned and operated by a licensed physician.

Service revenue, net and Service expense. The acquisition of Higi, which was a strategic investment in growth, contributes to service revenue and service expense.

General and administrative expense and Depreciation and amortization. Our Corporate and Other segment includes costs associated with the strategic oversight and governance of our operating segments. These expenses are primarily general and administrative expenses, with a small portion related to depreciation. The general and administrative expense increased $7.3 million, or 47.3%, for Q1 2025 compared to Q1 2024. This increase is primarily related to higher professional service costs for contract and consulting services, as well as elevated legal expenses, both related to the Company's debt transactions that occurred during Q1 2025.

Seasonality

Our NEMT and PCS segments' operating income and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to lower demand for transportation and in-home services during the winter season and periods with major holidays as members and patients may spend more time with family and less time alone needing outside care during those periods. While this fluctuation is noted in terms of the use of our services during these seasonal shifts, it does not have a material impact on our results of operations and therefore is not adjusted for. Our Monitoring segment’s operating income and cash flows do not normally fluctuate as a result of seasonal variations in the business.

Liquidity and capital resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts, interest expense on outstanding borrowings, costs associated with our strategic initiatives, and short-term borrowings under our Credit Agreement. As explained below under the caption "Liquidity," various factors exist that have raised substantial doubt about our ability to meet all of our obligations as they become due over the next twelve months and to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, including through additional financing and strategic divestitures of assets, based on our current expectations, our current sources of liquidity, including available cash on hand, cash generated from operations, net of capital expenditures, and borrowings under our Revolving Credit Facility, Term Loan Facility and Incremental Term Loan Facility (as defined below), may not be sufficient to satisfy our short-term capital requirements for a period of one year from the date of issuance of these unaudited condensed consolidated financial statements. For information regarding our long-term capital requirements, see below under the caption "Liquidity".

Cash used in operating activities during the three months ended March 31, 2025 was $82.1 million. Our balance of cash and cash equivalents, excluding restricted cash, was $116.0 million and $112.6 million at March 31, 2025 and December 31, 2024, respectively. We had restricted cash of $4.0 million and $0.5 million at March 31, 2025 and December 31, 2024, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2025 cash flows compared to YTD 2024

Operating activities. Cash used in operating activities was $82.1 million for YTD 2025 compared to cash provided by operating activities of $9.6 million for YTD 2024. The decrease in cash provided by operating activities of $91.7 million between periods was primarily a result of a decrease in cash provided by changes in operating assets and liabilities of $69.5 million. The changes in operating assets and liabilities were partly driven by a use of cash for accounts payable and accrued expenses of $22.4 million as well as a use of cash for accrued transportation costs of $9.5 million, both related to timing of vendor payments. The decrease in cash from the changes in operating assets and liabilities is also driven by a decrease in cash collected for accounts receivable and other receivables of $20.6 million, primarily related to a build in receivables due to timing of cash receipts on our trade accounts receivable and other receivables, a decrease in cash collected on contract receivables, including long-term contract receivables, of $7.2 million during YTD 2025 related to a build on certain risk corridor and reconciliation contracts, and a decrease in cash related to additional cash spent on contract payables of $6.7 million related to payments made on certain risk corridor and reconciliation contracts as compared to YTD 2024.

Investing activities. Net cash used in investing activities was $4.1 million in YTD 2025, which decreased by $3.8 million as compared to YTD 2024. This decrease is related to less cash used for purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $93.0 million for YTD 2025, compared to $6.4 million for YTD 2024. The increase of $86.6 million was primarily a result of the issuance of the Incremental Term Loan Facility in the aggregate principal amount of $75.0 million as well as net cash received from the Purchase of Second Lien Notes by the Coliseum Investors, which resulted in additional cash of 30.0 million, partially offset by higher debt issuance costs of $10.0 million related to the issuance of the Incremental Term Loan and the Fifth Amendment to the Credit Agreement.

Obligations and commitments

Senior Unsecured Notes and Second Lien Notes. On August 24, 2021, we issued $500.0 million in aggregate principal amount of 5.000% senior unsecured notes due on October 1, 2029 (the “2029 Notes”).

The 2029 Notes are senior unsecured obligations and rank senior in right of payment to all of our future subordinated indebtedness, rank equally in right of payment with all of our existing senior indebtedness, are effectively subordinated to any of our existing and future secured indebtedness, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our non-guarantor subsidiaries.

We will pay interest on the 2029 Notes semi-annually in arrears on April 1 and October 1 of each year until maturity. Principal payments on the 2029 Notes are not required until the maturity date on October 1, 2029 when 100.0% of the outstanding principal will be required to be repaid.

Pursuant to the Fifth Amendment to the Credit Agreement dated January 9, 2025, we entered into a privately negotiated exchange agreement with holders of our 2029 Notes to exchange up to $251.0 million in principal of the 2029 Notes for an equivalent principal amount of Second Lien Notes to be issued by us, subject to the receipt of Exit Consents to make certain amendments to the indenture governing the 2029 Notes to permit the Exchange and remove certain other covenants. On March 7, 2025, upon receipt of the requisite Exit Consents, we, the guarantors party to the 2029 Notes Indenture, and Wilimington Savings Fund Society, FSB (as the successor to the Bank of New York Mellon Trust Company, N.A.), as trustee, entered into the Fifth Supplemental Notes Indenture to the 2029 Notes Indenture to effect the amendments. The Exchange was consummated and the Second Lien Notes were issued on March 7, 2025 pursuant to, and governed by, the Second Lien Notes Indenture, among us, the Guarantors and Ankura Trust Company, LLC, as Trustee and Notes Collateral Agent.

In addition to the Exchange of $251.0 million of 2029 Notes for Second Lien Notes, on January 9, 2025, we entered into a Purchase and Exchange Agreement with the Coliseum Investors under which the Coliseum Investors agreed, subject to approval of our stockholders, (a) to Purchase $30.0 million in aggregate principal amount of our Second Lien Notes and (b) to exchange approximately $20.2 million in aggregate principal amount of our 2029 Notes held by the Coliseum Investors for an equivalent principal amount of the Second Lien Notes. The Coliseum Transactions were approved during the Special Meeting with the Stockholders held on March 13, 2025. On March 14, 2025, we, the Guarantors, the Trustee and the Notes Collateral Agent entered into a the First Supplemental Indenture to the Second Lien Notes Indenture, pursuant to which we issued $50.2 million of Second Lien Notes to the Coliseum Investors. The Exchange and the Coliseum Transactions were treated as a debt modification and third party fees of $2.5 million were expensed as incurred. As of the date of the Exchange and Coliseum Transactions, the remaining unamortized debt issuance costs of $8.3 million on the 2029 Notes were bifurcated and allocated ratably between the 2029 Notes and the Second Lien Notes, of which $3.8 million of unamortized deferred financing costs were allocated to the 2029 Notes and $4.5 million of unamortized deferred financing costs were allocated to the Second Lien Notes and were netted against the outstanding principal balance on the unaudited condensed balance sheets.

The Second Lien Notes are our senior, secured obligations and will accrue interest at a rate of, at our election, subject to certain conditions, (i) 5.000% per annum, if interest is paid in cash, and (ii) 10.000% per annum, if interest is paid-in-kind. In each case, interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025. Interest will be paid in kind by increasing the aggregate principal amount of one or more outstanding global notes representing the Second Lien Notes, or issuing additional Second Lien Notes, calculated based on the then outstanding principal of the Second Lien Notes. We will not be permitted to pay interest in kind in any interest period if our Liquidity (as defined in, and calculated in accordance with, the Second Lien Notes Indenture) is greater than $100.0 million on any applicable record date occurring on and after March 15, 2026, for any such interest period. The Second Lien Notes are fully and unconditionally guaranteed by the Guarantors and rank equal in right of payment with all of our and each Guarantor’s existing and future senior indebtedness, including indebtedness under the Credit Agreement. The Second Lien Notes and the related guarantees are secured on a second-priority basis, subject to permitted liens, by security interests on substantially all of the assets and properties of us and the Guarantors, which assets and properties also secure the indebtedness under the Credit Agreement on a first-priority basis. The Second Lien Notes will mature on October 1, 2029.

The Second Lien Notes Indenture contains covenants that, among other things, restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; make certain investments; create or incur certain liens; enter into certain transactions with affiliates; merge, consolidate, amalgamate or transfer substantially all of our assets; agree to dividend or other payment restrictions affecting our subsidiaries; and transfer or sell assets, including capital stock of our subsidiaries. These covenants, however, are subject to a number of important exceptions and qualifications. We may redeem the Second Lien Notes, in whole or in part, at any time, at the redemption prices set forth in the Second Lien Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

As a result of the Exchange and the Coliseum Transactions, the principal balance of the 2029 Notes as of March 31, 2025 was reduced to $228.8 million from the principal balance of $500.0 million as of December 31, 2024 and the principal balance of the Second Lien Notes as of March 31, 2025 was $301.2 million.

The indenture governing the 2029 Notes also contains a cross-default provision in the event any of our other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. Pursuant to the Fifth Amendment to the Credit Agreement, we were granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025.

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

Pursuant to the Fifth Amendment to the Credit Agreement and the covenant relief that was provided, we were granted a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025. As the Term Loan Facility and the Incremental Term Loan Facility, discussed below, are subject to the provisions of the Credit Agreement, this covenant holiday also applies to these facilities.

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

Incremental Term Loan. On January 9, 2025, the Company, pursuant to the Fifth Amendment to the Credit Agreement, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). The Incremental Term Loan was priced at a SOFR-based benchmark plus 7.50%, with a 1.00% SOFR Floor (no CSA) with a maturity of January 10, 2026 (the “Maturity Date”) and original issue discount of 2 points. The Company has the option to prepay the Incremental Term Loan, in whole or in part, at any time prior to the Maturity Date, subject to a prepayment fee equal to the present value of all scheduled interest payments on the fully committed amount that would accrue through the Maturity Date calculated based on a discount rate equal to the treasury rate plus 50 basis points. The proceeds of the Incremental Term Loan are required to be deposited in a collateral account subject to a blocked account control agreement in favor of the administrative agent and may disbursed subject to delivery of a disbursement request, no default or event of default, the representations and warranties in Article II of the Credit Agreement being true and correct in all material respects and receipt by the administrative agent and lenders of reimbursement for invoiced expenses. The Incremental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” in our 2024 Form 10-K for further discussion. Additionally, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events

For additional information related to our 2029 Notes, Second Lien Notes, Revolving Credit Facility, Term Loan Facility, and Incremental Term Loan, refer to Note 8, Debt, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Liquidity

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet our return on investment objectives. Our liquidity position is supported by management of liquid assets and cash requirements and access to alternative sources of funds. Liquid assets include cash and cash equivalents, excluding restricted cash, of $116.0 million and accounts receivable, contract receivables, and other receivables of $381.0 million as of March 31, 2025. Cash requirements over the next 12 months, which totaled $880.5 million at period end as detailed in the table below, included $88.8 million in guarantees and letters of credit that are not expected to be settled in cash in the next 12 months.

Management’s assessment of our liquidity is highly dependent on our ability to meet operating forecasts, including cash generated by operations, and manage working capital, including specifically the timely collection of outstanding contract receivables, which had a short-term balance of $124.4 million at March 31, 2025. In 2024 and continuing into the first quarter of 2025, we have experienced financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of certain contracts, and membership declines. These factors have negatively impacted cash flow generation and liquidity. Additionally, we have experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between fulfilling our performance obligations and collecting the cash owed for our services. This prolonged cash conversion cycle places further strain on our liquidity and working capital. As a result, we are likely to require additional liquidity to support ongoing operations over the next year.
As of January 9, 2025, we entered into the Fifth Amendment to our Credit Agreement (see Note 8, Debt for further details) which, among other things, established an Incremental Term Loan Facility in an aggregate principal amount of $75.0 million. The Incremental Term Loan is a short-term facility with a maturity date of January 10, 2026 and, as a result of the factors described above, we are likely to require additional liquidity in order to satisfy our existing debt obligations due within one year from the date of the issuance of these unaudited condensed consolidated financial statements.

While we continue to monitor cash generated from operations, available credit, and other liquid assets, sustaining operations relies heavily on the timely collection of contract receivables and compliance with the financial covenants in our Credit Agreement, as amended to date. As a result of the foregoing, we are not expected to have the ability to meet one or more financial covenants under our existing credit agreements within the next year. Failure to meet these covenants or others could cause obligations under the Revolving Credit Facility (as defined in Note 8, Debt), the Term Loan Facility (as defined in Note 8, Debt), the Incremental Term Loan (as defined in Note 8, Debt), the Notes due 2029 (as defined in Note 8, Debt), and the Second Lien Notes (as defined in Note 8, Debt), to become immediately due and payable, and we would not have sufficient liquidity to satisfy such obligations. In such event, we would be required to restructure our existing debt or to seek additional equity or debt financing to meet our obligations and maintain our existence as a going concern.

Furthermore, these factors raise substantial doubt about our ability to satisfy our obligations as they become due within one year from the issuance date of these financial statements. Accordingly, Management has concluded that substantial doubt exists about our ability to continue as a going concern.

To address these concerns, Management has implemented cost optimization measures, renegotiated contract terms, secured amendments to its credit agreements, including a temporary financial covenant holiday, and obtained additional financing as detailed in Note 8, Debt. The Company also strengthened its governance structure through establishing the Strategic Alternatives Committee of the Board of Directors in April of 2025 to, among other things, support the Board in connection with any asset divestitures and cost savings initiatives. The Company is pursuing potential alternatives to improve liquidity, including, but not limited to, further financing options, evaluation of potential strategic asset divestitures, long-term covenant relief and implementing operational efficiencies. There can be no assurance that all or any of these potential alternatives will be available on terms acceptable to the Company, or at all, or in amounts sufficient to enable the Company to satisfy its obligations as they become due or to sustain operations in the future.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Our short-term and long-term liquidity requirements are primarily to fund on-going operations and to service our short-term debt obligations. These liquidity requirements are met primarily through cash flow from operations, debt financing, and borrowings under our Revolving Credit Facility. For additional information regarding our operating, investing and financing cash flows, see “Condensed Consolidated Financial Statements— Condensed Consolidated Statements of Cash Flows,” included in Part I, Item I of this report.

We have cash requirements of $880.5 million due in one year or less in addition to $1,376.6 million due in more than one year as of March 31, 2025. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of March 31, 2025 (in thousands):

	At March 31, 2025
		Less than	Greater than
	Total	1 Year	1 Year
Senior Unsecured Notes(1)	$228,835	$—	$228,835
Second Lien Notes(1)	301,165	—	301,165
Term Loan Facility(1)	521,063	5,250	515,813
Revolving Credit Facility(1)	269,000	269,000	—
Incremental Term Loan(1)	75,000	75,000	—
Interest(2)	380,839	115,065	265,774
PIK debt transaction costs(3)	9,208	4,302	4,906
PIK interest election(4)	15,531	—	15,531
Contracts payable(5)	26,854	26,854	—
Transportation costs(6)	76,855	76,855	—
Deferred tax liabilities(7)	13,471	—	13,471
Operating leases(8)	39,334	8,281	31,053
Guarantees(9)	33,288	33,238	50
Letters of credit(9)	55,576	55,576	—
Other current cash obligations(10)	211,111	211,111	—
Total	$2,257,130	$880,532	$1,376,598

(1)Amounts reflect the aggregate principal amounts outstanding on our Senior Unsecured Notes due 2029, Second Lien Notes, Term Loan Facility, Revolving Credit Facility and Incremental Term Loan. See Caption Note 2 (below) for the future interest amounts on these facilities and Caption Note 3 and 4 (below) for the PIK debt transaction costs and the Company elected PIK interest on certain of these facilities as of March 31, 2025. See Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our Senior Unsecured Notes, Second Lien Notes, Term Loan Facility, Revolving Credit Facility and Incremental Term Loan and the timing of expected future payments.
(2)Interest payments on our Senior Unsecured Notes due 2029 are typically paid semi-annually in arrears and have been calculated at the fixed rate of 5.00% as of March 31, 2025. Interest payments on our Second Lien Notes are typically paid semi-annually in arrears at the fixed rate of 5.00% if the interest payment is made in cash and 10.00% if interest is PIK. The Company elected to PIK the interest for the period October 1, 2024 through April 1, 2025 and accordingly, this PIK interest is included within the "PIK interest election" total within the table. Subsequent interest payments are included within the "Interest" total within the table. Interest payments on our Term Loan Facility are typically paid quarterly in arrears and have been calculated at the interest rate of 9.08% as of March 31, 2025. Interest payments on our Revolving Credit Facility have been calculated by taking the expected borrowing on the Facility for the next year at the weighted average interest rate of borrowings outstanding as of March 31, 2025 of 8.67%. Interest payments on our Incremental Term Loan are typically paid quarterly in arrears and have been calculated at the interest rate of 11.79% as of March 31, 2025. Interest payments on our Letters of Credit ("LOCs") have been calculated by taking the expected LOCs outstanding for the next year at the fixed rate of 4.25%.
(3)PIK debt transaction costs relate to a 0.50% Consent Fee charged on both the Term Loan Facility and the Revolving Credit Facility for $2.5 million and $1.6 million, respectively, in addition to a 5.0% Backstop Fee charged on the Incremental Term Loan Facility for $3.8 million. Since the debt transaction costs are PIK, the Consent Fees and the Backstop Fee are capitalized to the principal balance of the respective facility and amortized over the term of the respective facility. This balance also includes the interest associated with the PIK Consent and Backstop fees at the rate outstanding as of March 31, 2025.
(4)The PIK interest reflects Company's election to PIK the interest payment on the Second Lien Notes for the interest period October 1, 2024 through April 1, 2025 as well as the Company's election to PIK the interest on the Consent Fee for the Revolving Credit Facility which was calculated at the interest rate of 8.67% as of March 31, 2025.
(5)See Note 4 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.
(6)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2024 10-K for further detail of our accrued transportation cost.
(7)Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(8)The operating leases are for office space. Certain leases contain periodic rent escalation adjustments and renewal options. See Note 15 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2024 Form 10-K for further detail of our operating leases.
(9)Letters of credit (“LOCs”) are guarantees of potential payments to third parties under certain conditions. Guarantees include surety bonds we provide to certain customers to protect against potential non-delivery of our non-emergency transportation services. Our LOCs shown in the table were provided by our Revolving Credit Facility and reduced our availability under the related Credit Agreement. The surety bonds and LOC amounts in the above table represent the amount of commitment expiration per period.
(10)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of March 31, 2025, including accounts payable and accrued expenses as detailed at Note 7 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Our primary sources of funding include operating cash flows, borrowing under the Revolving Credit Facility and access to capital markets, however there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management expects that such limitations are likely to impact our ability to meet our ongoing short-term cash obligations. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Except as disclosed herein, our management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources, or operations. In addition, our management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on us.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Refer to Note 2, “Significant Accounting Policies and Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K for a description of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting estimates or policies since the 2024 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Revolving Credit Facility, our Term Loan Facility and our Incremental Term Loan Facility, which have variable interest rates that may increase. We had a combined $344.6 million of short-term debt outstanding on the Revolving Credit Facility, the current portion of the Term Loan Facility and the Incremental Term Loan Facility and $55.6 million of outstanding letters of credit under the Revolving Credit Facility at March 31, 2025. We had $495.2 million of long-term debt outstanding on the long-term portion of the Term Loan Facility at March 31, 2025. Interest rates on the outstanding principal amount of the Revolving Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. Interest rates on the outstanding principal amount of the Term Loan Facility vary and accrue at a per annum rate equal to the SOFR-based benchmark, a prime rate, or other alternate base rate, as applicable and each as defined in the amended Credit Agreement, in each case plus an applicable margin. Interest rates on the outstanding principal amount of the Incremental Term Loan Facility vary and accrue at a per annum rate equal to the SOFR-based benchmark plus 7.50%, with a 1.00% SOFR Floor. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding on the Revolving Credit Facility as of March 31, 2025 was outstanding for the entire fiscal year and all debt facilities with variable interest rates were also held constant with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $8.7 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2025 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time-to-time, we may become involved in legal proceedings, including claims for indemnification, arising in the ordinary course of our business. We record accruals for outstanding legal matters when it is believed to be probable that a loss will be incurred and the amount can be reasonably estimated. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of any such ongoing or anticipated matters to have a material adverse effect on our business, financial condition or operating results. We cannot predict with certainty, however, the potential for or outcome of any litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on us due to, among other reasons, any injunctive relief granted which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. Interested parties should refer to Note 12, Commitments and Contingencies, in this report for information concerning other potential contingent liabilities matters that do not rise to the level of materiality for purposes of disclosure hereunder.

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our 2024 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. The discussion of the risks included under that caption in our Annual Report remains current in all material respects, and there have been no material changes from the risk factors disclosed in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.2
Fifth Supplemental Indenture dated as of March 7, 2025, among ModivCare Inc. the guarantors party hereto and Wilmington Saving Fund Society, FSB, as trustee (Incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed with the SEC on March 11, 2025).

10.3
Second Lien Notes Indenture for 5.000%/10.000% Second Lien Senior Notes Secured PIK Toggle Notes Due 2029 dated as of March 7, 2025, among ModivCare Inc., the guarantors party hereto, and Ankura Trust Company, LLC as Trustee and Notes Collateral Agent (Incorporated by reference to Exhibit 4.2 to the registrant's current report on Form 8-K filed with the SEC on March 11, 2025).

10.4
First Supplemental Indenture dated as of March 14, 2025 among ModivCare Inc., the guarantors party hereto, and Ankura Trust Company, LLC, as Trustee and Notes Collateral Agent (Incorporated by reference to Exhibit 4.1to the registrant's current report on Form 8-K filed with the SEC on March 14, 2025).

10.5
Exchange Agreement, dated January 9, 2025, among Modivcare Inc. and the certain lenders to the Credit Agreement, dated February 3, 2022, as amended, named therein (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on January 10, 2025).

10.6
Purchase and Exchange Agreement, dated January 9, 2025, among ModivCare Inc., Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on January 10, 2025).

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: May 8, 2025	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Barbara Gutierrez
Barbara Gutierrez Chief Financial Officer
(Principal Financial Officer)