Form 10-Q
period 2025-06-30
ModivCare Inc
filed 2025-12-29
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:*

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	MODVQ*	OTC Markets Group*

* At the opening of business on August 28, 2025, the registrant’s common stock was suspended from trading on The Nasdaq Global Select Market and trades in the registrant’s common stock began being quoted on the Expert Market operated by the OTC Markets Group under the symbol “MODVQ.” The Nasdaq Stock Market LLC filed a Form 25-NSE on October 1, 2025 to delist the registrant’s common stock and to remove it from registration under Section 12(b) of the U.S. Securities Exchange Act of 1934, as amended.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of December 15, 2025, there were 14,401,602 shares outstanding (excluding treasury shares of 5,379,010) of the registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$76,425	$112,581
Accounts receivable, net of allowance of $409 and $1,439, respectively	259,142	222,317
Contract receivables	115,621	117,795
Other receivables	17,799	16,732
Prepaid expenses and other current assets	40,793	25,419
Short-term deposits	30,847	—
Restricted cash	13,352	535
Total current assets	553,979	495,379
Property and equipment, net	78,359	82,409
Goodwill	416,858	680,252
Payor network, net	238,170	269,020
Other intangible assets, net	11,977	13,300
Equity investment	29,163	31,427
Operating lease right-of-use assets	32,067	36,597
Other assets	46,977	45,948
Total assets	$1,407,550	$1,654,332
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$76,458	$83,068
Accrued contract payables	21,529	22,639
Accrued transportation costs	80,123	96,745
Accrued expenses and other current liabilities	154,134	139,176
Current portion of operating lease liabilities	8,271	8,616
Revolving Credit Facility	270,686	269,000
Short-term debt, net of deferred financing costs of $6,874 and $0, respectively	77,126	5,250
Total current liabilities	688,327	624,494
Long-term debt, net of deferred financing costs of $29,637 and $30,689, respectively	1,032,411	986,436
Deferred tax liabilities	13,471	13,557
Operating lease liabilities, less current portion	29,629	32,905
Other long-term liabilities	35,349	35,414
Total liabilities	1,799,187	1,692,806
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,923,878 and 19,882,026, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	457,245	457,406
Accumulated deficit	(579,781)	(225,715)
Treasury shares, at cost, 5,524,734 and 5,558,898 shares, respectively	(269,121)	(270,185)
Total stockholders’ equity (deficit)	(391,637)	(38,474)
Total liabilities and stockholders’ equity (deficit)	$1,407,550	$1,654,332
 See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service revenue, net	$659,553	$698,299	$1,310,207	$1,382,750

Operating expenses:
Service expense	570,647	588,100	1,123,635	1,171,666
General and administrative expense	70,581	76,065	149,170	153,242
Depreciation and amortization	23,414	27,752	46,933	54,855
Impairment of goodwill	263,394	105,302	263,394	105,302
Total operating expenses	928,036	797,219	1,583,132	1,485,065

Operating loss	(268,483)	(98,920)	(272,925)	(102,315)

Interest expense, net	37,109	19,950	75,946	38,636
Loss before income taxes and equity method investment	(305,592)	(118,870)	(348,871)	(140,951)
Income tax provision	(76)	(9,558)	(3,623)	(9,015)
Equity in net income (loss) of investee, net of tax	1,979	(456)	(1,572)	(1,218)
Net loss	$(303,689)	$(128,884)	$(354,066)	$(151,184)

Loss per common share:
Basic	$(21.16)	$(9.07)	$(24.69)	$(10.64)
Diluted	$(21.16)	$(9.07)	$(24.69)	$(10.64)

Weighted-average number of common shares outstanding:
Basic	14,353,053	14,216,954	14,340,961	14,209,477
Diluted	14,353,053	14,216,954	14,340,961	14,209,477

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2025	2024
Operating activities
Net loss	$(354,066)	$(151,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,761	15,311
Amortization	32,172	39,544
Stock-based compensation	814	4,262
Deferred income taxes	(85)	5,587
Impairment of goodwill	263,394	105,302
Paid-in-kind interest	15,084	—
Amortization of deferred financing costs and debt discount	10,906	2,858
Equity in net loss of investee	1,556	1,690
Reduction of right-of-use assets	5,637	4,919
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(37,184)	(12,621)
Contract receivables	2,174	(15,386)
Prepaid expenses and other current assets	(13,414)	(14,664)
Short-term deposits	(30,847)	—
Long-term contract receivables	—	(6,512)
Accrued contract payables	(1,111)	(30,594)
Accounts payable and accrued expenses	8,349	(668)
Accrued transportation costs	(16,622)	10,528
Other changes in operating assets and liabilities	(5,824)	(4,098)
Net cash used in operating activities	(104,306)	(45,726)
Investing activities
Purchase of property and equipment	(10,710)	(14,553)
Net cash used in investing activities	(10,710)	(14,553)
Financing activities
Net proceeds from Revolving Credit Facility	—	69,200
Issuance of short-term debt	75,000	—
Issuance of long-term debt	30,000	—
Repayment of debt	(2,625)	—
Payment of debt issuance costs	(10,787)	(863)
Other financing activities	89	242
Net cash provided by financing activities	91,677	68,579
Net change in cash, cash equivalents and restricted cash	(23,339)	8,300
Cash, cash equivalents and restricted cash at beginning of period	113,116	2,782
Cash, cash equivalents and restricted cash at end of period	$89,777	$11,082

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Supplemental Cash Flow Information
(in thousands)

	Six months ended June 30,
Supplemental cash flow information	2025	2024
Cash paid for interest	$45,599	$35,656
Cash paid for income taxes	$17,668	$6,513
Assets acquired under operating leases (non-cash)	$1,106	$3,799
Paid-in-kind debt transaction costs (non-cash)	$7,901	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Six months ended June 30, 2025

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2024	19,882,026	$20	$457,406	$(225,715)	5,558,898	$(270,185)	$(38,474)
Net loss	—	—	—	(50,377)	—	—	(50,377)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Restricted stock issued	35,083	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	9,103	1	1
Balance at March 31, 2025	19,917,109	$20	$458,623	$(276,092)	5,568,001	$(270,184)	$(87,633)
Net loss	—	—	—	(303,689)	—	—	(303,689)
Stock-based compensation	—	—	(442)	—	—	—	(442)
Restricted stock issued	6,769	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	2,038	(3)	(3)
Shares issued for ESPP	—	—	(936)	—	(45,305)	1,066	130
Balance at June 30, 2025	19,923,878	$20	$457,245	$(579,781)	5,524,734	$(269,121)	$(391,637)

	Six months ended June 30, 2024

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(22,300)	—	—	(22,300)
Stock-based compensation	—	—	1,973	—	—	—	1,973
Restricted stock issued	22,577	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,607	(64)	(64)
Shares issued for director stipends	1,559	—	37	—	—	—	37
Balance at March 31, 2024	19,799,177	$20	$452,955	$(46,737)	5,572,611	$(270,397)	$135,841
Net loss	—	—	—	(128,884)	—	—	(128,884)
Stock-based compensation	—	—	2,159	—	—	—	2,159
Restricted stock issued	13,947	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,706	(92)	(92)
Shares issued for bonus settlement and director stipends	881	—	23	—	—	—	23
Shares issued for ESPP	—	—	48	—	(17,798)	420	468
Balance at June 30, 2024	19,814,005	$20	$455,185	$(175,621)	5,558,519	$(270,069)	$9,515

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2025

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated balance sheet at December 31, 2024 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year, particularly as a result of the filing of the Chapter 11 Cases (as defined below). The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Management's Liquidity Plans and Going Concern Considerations
In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, Management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of financial statement issuance. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of June 30, 2025, the Company had cash and cash equivalents, excluding restricted cash, of $76.4 million and an accumulated deficit of $579.8 million. The Company has a history of operating losses and expects to continue to generate negative cash flows from operations in the near term. The Company has continued to experience financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of contracts, and membership declines. Additionally, the Company has experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between recognizing revenue for services rendered and collecting cash payments owed for the Company's services. These factors have negatively impacted and are anticipated to continue to negatively impact cash flow generation and liquidity.

During the first quarter of 2025, the Company entered into Amendment No. 5 (the "Fifth Amendment") to its Credit Agreement (as defined in Note 9, Debt) which, among other things, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan” as defined in Note 9, Debt). The Incremental Term Loan was a short-term facility with a maturity date of January 10, 2026 and, as a result of the factors described above, the Company determined that it would require additional liquidity in order to satisfy its existing debt obligations due within one year, which included the $75.0 million principal amount of the Incremental Term Loan as well as $5.3 million of current principal payments on the term loan facility (“Term Loan Facility” as defined in Note 9, Debt). Further, if the Company were to repay the principal balance of its Incremental Term Loan at maturity, the Company, absent the consummation of any financing or strategic transaction (discussed further below), would be unable to meet its minimum liquidity covenant of $25.0 million. As discussed in Note 9, Debt, the Company was granted a covenant holiday through the second quarter of 2025. However, the Company would not have the ability to meet the Total Net Leverage Ratio covenant when it returned to 6.75:1.00 or the minimum Interest Coverage Ratio when it returned to 1.65:1.00 for the quarter ended September 30, 2025, when the covenant holiday was no longer in place.
For each of the reasons detailed above, the Company filed a voluntary petition for reorganization under Chapter 11 (the “Chapter 11 Cases” or “bankruptcy filing”) of the United States Bankruptcy Code in the Southern District of Texas on August 20, 2025 and expects to continue to manage its operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
The Plan was confirmed by the Bankruptcy Court on December 15, 2025. While management believes that the Restructuring of the Company through the Chapter 11 Cases will allow the Company to successfully emerge from the Chapter 11 Cases and continue to operate as a viable going concern, the Company’s pre-arranged joint plan of reorganization (the "Plan") may never become effective, the restructuring and recapitalization transactions contemplated by the Restructuring Support Agreement ("RSA") and the Restructuring Term Sheet attached thereto (the "Restructuring Term Sheet" and, such transactions as described in the RSA and the Restructuring Term Sheet, and related transactions or steps to be taken in connection therewith, the "Restructuring") may never be consummated, the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and the Chapter 11 Cases may be converted into cases under Chapter 7 of the Bankruptcy Code. Specific terms of the RSA and Restructuring Term Sheet are included in Note 15, Subsequent Events.
These factors raise substantial doubt about the Company's ability to satisfy its obligations as they become due within one year from the issuance date of these unaudited condensed consolidated financial statements. Accordingly, Management has concluded that substantial doubt exists about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to implement a comprehensive restructuring, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Restructuring to meet its obligations and operating needs as they become due. Management can provide no assurance that the transactions described therein will be consummated. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of June 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available, and for the Company's nonpublic debt are based on lender quotes, when available. Fair values for the Company's Revolving Credit Facility are based on a discounted cash flow model using inputs such as the survival probability and the risk neutral probability of default. See Note 9, Debt, for the fair value of the Company's long-term and short-term debt.

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

The Company performed a quantitative test comparing the carrying value of the Company's reporting units with their respective fair value. The fair value of the Company's reporting units was estimated using the income approach, the market valuation approach or a combination thereof. The income approach produces an estimated fair value of a reporting unit based on the present value of the cash flows the Company expects the reporting unit to generate in the future. Estimates included in the discounted cash flow model are primarily Level 3 inputs and include the discount rate, which the Company determines based on adjusting an industry-wide weighted-average cost of capital for size, geography, and company specific risk factors, long-term rates of growth and profitability of the Company’s business, working capital effects and planned capital expenditures. The market approach produces an estimated fair value of a reporting unit based on a comparison of the reporting unit to comparable publicly traded entities in similar lines of business. The Company’s significant estimates in the market approach include the selected similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and the multiples the Company applies to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to estimate the fair value of the reporting unit.

During the second quarter of 2025, the Company recorded an aggregate $263.4 million impairment of goodwill, of which $211.8 million was recorded within its PCS reporting unit and $51.6 million was recorded within its Monitoring reporting unit. During the second quarter of 2024, the Company recorded a $105.3 million impairment of goodwill within its Monitoring reporting unit. For both periods, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. See Note 7, Goodwill and Intangible Assets, for additional details.

Internal-use Software and Cloud Computing Arrangements

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40 and are included within "Property and equipment, net" on the unaudited condensed consolidated balance sheets. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from 3 to 10 years. As of June 30, 2025 and December 31, 2024, capitalized costs associated with the internal-use software, net of accumulated amortization were $29.7 million and $26.1 million, respectively. The amount of accumulated amortization as of June 30, 2025 and December 31, 2024 was $12.4 million and $7.8 million, respectively. Amortization expense during the three months ended June 30, 2025 and 2024 totaled $2.5 million and $1.4 million, respectively, and during the six months ended June 30, 2025 and 2024, totaled $4.2 million and $2.5 million, respectively.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA include services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of June 30, 2025 and December 31, 2024, capitalized costs associated with CCA, net of accumulated amortization were $12.2 million and $11.9 million, respectively. The amount of accumulated amortization as of June 30, 2025 and December 31, 2024 was $12.3 million and $10.3 million, respectively. Amortization expense during the three months ended June 30, 2025 and 2024, totaled $0.9 million and $1.0 million, respectively, and during the six months ended June 30, 2025 and 2024, totaled $2.1 million and $2.3 million, respectively.

Revenue Recognition

Under ASC 606, the Company recognizes revenue as it transfers promised services directly to its customers at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing these services. The Company's performance obligations are driven by its different segments of business and primarily consist of integrated service offerings to provide non-emergency medical transportation, personal care services, or in-home monitoring services directly to its customers. The Company receives payment for providing these services from third-party payors that include federal, state, and local governmental agencies, managed care organizations, and private consumers. In the NEMT segment, the Company's performance obligation is to stand ready to perform transportation-related activities, including the management, fulfillment, and recordkeeping activities associated with such services. In the PCS segment, the Company's performance obligation is to deliver patient care services in accordance with the nature and frequency of services outlined in each contract. In the Monitoring segment, the Company's performance obligation is to stand ready to perform monitoring services in the form of personal emergency response system monitoring, vitals monitoring, and other monitoring services, as contractually agreed upon. The Company satisfies substantially all of its performance obligations over time and recognizes revenue over time instead of at points in time which aligns the pattern of transfer of promised services with the value received by the customer for the performance completed to date.

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

Government Grants

The Company periodically receives government grants which are not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Funding received from governmental entities under government programs generally requires that the recipient attests to and complies with certain terms and conditions of receiving the funding. When received, these government grants are recorded on the unaudited condensed consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they can be recognized on the unaudited condensed consolidated statement of operations. Once recognized, the Company records the funds as an offset to "Service expense" as the grants are used to offset certain costs. During the three and six months ended June 30, 2025, no grant distributions were received, as compared to the three and six months ended June 30, 2024, during which an immaterial amount of grant distributions were received and $14.0 million of grant distributions were received, respectively. During the three and six months ended June 30, 2025, $1.2 million and $1.3 million, respectively, were recognized as an offset to "Service expense." During the three and six months ended June 30, 2024, $2.6 million and $17.9 million, respectively, were recognized as an offset to "Service expense". The remaining balance is recorded on the unaudited condensed consolidated balance sheets in the "Accrued expenses and other current liabilities" line item until the conditions for recognition have been met. See further information in Note 8, Accrued Expenses and Other Current Liabilities.

Restricted Cash

Restricted cash primarily relates to amounts held as cash collateral for performance bonds and amounts held in trusts and escrow accounts for reinsurance claims losses under the Company’s insurance operation for historical workers’ compensation, general and professional liability and auto liability reinsurance programs, as well as amounts restricted for withdrawal under our self-insured medical and benefits plans.

Short-term Deposits

Short-term deposits primarily relate to amounts paid as cash collateral for performance bonds for which the Company is not included on a joint bank account with the respective insurance companies.

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

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30, 2025
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$473,335	$166,888	$17,482	$1,848	$659,553

Purchased services	376,640	—	—	—	376,640
Payroll and related costs	38,697	131,429	4,258	333	174,717
Other service expense	12,232	2,186	3,245	1,627	19,290
Service expense	427,569	133,615	7,503	1,960	570,647

General and administrative expense	29,217	21,857	5,944	13,563	70,581
Depreciation and amortization	7,579	9,352	5,911	572	23,414
Impairment of goodwill	—	211,780	51,614	—	263,394
Operating income (loss)	8,970	(209,716)	(53,490)	(14,247)	(268,483)

Interest expense, net	—	—	—	37,109	37,109
Income (loss) before income taxes and equity method investment	8,970	(209,716)	(53,490)	(51,356)	(305,592)
Income tax provision	(11)	(32)	(9)	(24)	(76)
Equity in net income (loss) of investee, net of tax	(28)	—	—	2,007	1,979
Net income (loss)	$8,931	$(209,748)	$(53,499)	$(49,373)	$(303,689)

Balance Sheet Information
Equity investment	$361	$—	$—	$28,802	$29,163
Goodwill	$135,186	$203,664	$77,978	$30	$416,858
Total assets	$555,644	$479,674	$170,031	$202,201	$1,407,550

	Six months ended June 30, 2025
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$922,342	$348,675	$35,607	$3,583	$1,310,207

Purchased services	720,758	—	—	—	720,758
Payroll and related costs	78,555	276,764	8,509	448	364,276
Other service expense	24,270	4,369	6,667	3,295	38,601
Service expense	823,583	281,133	15,176	3,743	1,123,635

General and administrative expense	57,001	44,441	11,352	36,376	149,170
Depreciation and amortization	15,135	18,786	11,961	1,051	46,933
Impairment of goodwill	—	211,780	51,614	—	263,394
Operating income (loss)	26,623	(207,465)	(54,496)	(37,587)	(272,925)

Interest expense, net	—	—	—	75,946	75,946
Income (loss) before income taxes and equity method investment	26,623	(207,465)	(54,496)	(113,533)	(348,871)
Income tax benefit (provision)	1,106	141	(86)	(4,784)	(3,623)
Equity in net loss of investee, net of tax	(1,091)	—	—	(481)	(1,572)
Net income (loss)	$26,638	$(207,324)	$(54,582)	$(118,798)	$(354,066)

Balance Sheet Information
Equity investment	$361	$—	$—	$28,802	$29,163
Goodwill	$135,186	$203,664	$77,978	$30	$416,858
Total assets	$555,644	$479,674	$170,031	$202,201	$1,407,550

	Three months ended June 30, 2024
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$490,677	$186,610	$19,025	$1,987	$698,299

Purchased services	372,579	—	—	—	372,579
Payroll and related costs	42,619	147,938	4,233	117	194,907
Other service expense	12,758	1,928	3,942	1,986	20,614
Service expense	427,956	149,866	8,175	2,103	588,100

General and administrative expense	33,123	23,897	6,008	13,037	76,065
Depreciation and amortization	7,598	12,793	7,087	274	27,752
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	22,000	54	(107,547)	(13,427)	(98,920)

Interest expense, net	—	—	—	19,950	19,950
Income (loss) before income taxes and equity method investment	22,000	54	(107,547)	(33,377)	(118,870)
Income tax benefit (provision)	(5,748)	67	666	(4,543)	(9,558)
Equity in net income (loss) of investee, net of tax	146	—	—	(602)	(456)
Net income (loss)	$16,398	$121	$(106,881)	$(38,522)	$(128,884)

Balance Sheet Information
Equity investment	$1,816	$—	$—	$37,524	$39,340
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$564,112	$751,133	$236,496	$124,401	$1,676,142

	Six months ended June 30, 2024
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$969,983	$370,178	$39,127	$3,462	$1,382,750

Purchased services	735,479	—	—	—	735,479
Payroll and related costs	90,777	294,791	8,569	332	394,469
Other service expense	25,357	4,513	7,969	3,879	41,718
Service expense	851,613	299,304	16,538	4,211	1,171,666

General and administrative expense	64,943	48,329	11,448	28,522	153,242
Depreciation and amortization	14,957	25,588	13,761	549	54,855
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	38,470	(3,043)	(107,922)	(29,820)	(102,315)

Interest expense, net	—	—	—	38,636	38,636
Income (loss) before income taxes and equity method investment	38,470	(3,043)	(107,922)	(68,456)	(140,951)
Income tax benefit (provision)	(10,022)	890	733	(616)	(9,015)
Equity in net income (loss) of investee, net of tax	118	—	—	(1,336)	(1,218)
Net income (loss)	$28,566	$(2,153)	$(107,189)	$(70,408)	$(151,184)

Balance Sheet Information
Equity investment	$1,816	$—	$—	$37,524	$39,340
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$564,112	$751,133	$236,496	$124,401	$1,676,142

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

NEMT Fee-for-service Contracts

FFS revenue represents revenue earned under non-capitated contracts in which the Company bills and collects a specified amount for each service that it provides. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances.

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
NEMT capitated contracts	$317,223	$399,581	$645,271	$810,396
NEMT FFS contracts	156,112	91,096	277,071	159,587
Total NEMT service revenue, net	$473,335	$490,677	$922,342	$969,983

PCS FFS contracts	166,888	186,610	348,675	370,178
Monitoring PMPM contracts	17,482	19,025	35,607	39,127
Other service revenue	1,848	1,987	3,583	3,462
Total service revenue, net	$659,553	$698,299	$1,310,207	$1,382,750

Payor Information
Service revenue, net, is primarily derived from state Medicaid, managed Medicaid, and managed Medicare contracts, with a smaller portion from private payors and other sources. Of the NEMT segment’s revenue, 11.2% and 11.9% were derived from one payor for the three months ended June 30, 2025 and 2024, respectively, and 11.2% and 11.5% were derived from one payor for the six months ended June 30, 2025 and 2024, respectively. Of the PCS segment's revenue, 15.9% and 12.7% were derived from one payor for the three months ended June 30, 2025 and 2024, respectively, and 14.2% and 12.1% were derived from one payor for the six months ended June 30, 2025 and 2024. Of the Monitoring segment's revenue, 13.7% and 17.1% were derived from one payor for the three months ended June 30, 2025 and 2024, respectively, and 14.4% and 18.7% were derived from one payor for the six months ended June 30, 2025 and 2024, respectively.

Revenue Adjustments

During the three months ended June 30, 2025 and 2024, the Company recognized a reduction of $10.8 million and an increase of $6.6 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the six months ended June 30, 2025 and 2024, the Company recognized a reduction of $4.9 million and an increase of $11.3 million in service revenue, respectively, from contractual adjustments related to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$259,551	$223,756
Allowance for credit losses	(409)	(1,439)
Accounts receivable, net	$259,142	$222,317
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Accrued contract payables(1)	$21,529	$22,639
Contract receivables(2)	$115,621	$117,795
Deferred revenue, current	$16,039	$300
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
The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2024	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2025
Reconciliation contract payables	$3,419	$2,247	$(77)	$5,589
Profit rebate/corridor contract payables	12,595	5,838	(4,611)	13,822
Overpayments and other cash items	6,625	2,918	(2,100)	7,443
Total contract payables	$22,639	$11,003	$(6,788)	$26,854

Reconciliation contract receivables	$33,749	$16,911	$(9,512)	$41,148
Corridor contract receivables	84,046	25,769	(15,615)	94,200
Total contract receivables(1)	$117,795	$42,680	$(25,127)	$135,348

	March 31, 2025	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2025
Reconciliation contract payables	$5,589	$812	$(49)	$6,352
Profit rebate/corridor contract payables	13,822	(1,593)	(4,285)	7,944
Overpayments and other cash items	7,443	2,737	(2,947)	7,233
Total contract payables	$26,854	$1,956	$(7,281)	$21,529

Reconciliation contract receivables	$41,148	$3,959	$(6,430)	$38,677
Corridor contract receivables	94,200	31,100	(48,356)	76,944
Total contract receivables(1)	$135,348	$35,059	$(54,786)	$115,621

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

5.    Equity Investment

At both June 30, 2025 and December 31, 2024, the Company owned a 43.6% non-controlling interest in Matrix. Under a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold the rights necessary to control Matrix's fundamental operations. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or loss is recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations within its Corporate and Other segment.

The Company's gross share of Matrix's operations for the three months ended June 30, 2025 and 2024 was income of $1.8 million and a loss of $0.8 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for income of $2.0 million and a loss of $0.6 million, respectively. The Company's gross share of Matrix's operations for the six months ended June 30, 2025 and June 30, 2024, was a loss of $0.5 million and $1.9 million, respectively, which is presented net of tax on the unaudited consolidated statements of operations for a loss of $0.5 million and $1.3 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of June 30, 2025 and December 31, 2024 totaled $28.8 million and $30.0 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	June 30, 2025	December 31, 2024
Current assets	$56,471	$52,583
Long-term assets	$334,132	$344,977
Current liabilities	$31,936	$38,356
Long-term liabilities	$274,746	$272,354

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$78,431	$82,358	$150,961	$167,378
Operating income	$11,220	$5,166	$15,217	$14,288
Net income (loss)	$3,115	$(2,541)	$688	$(1,666)

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Insurance premiums	$9,751	$6,272
Deferred financing costs on credit facility	4,906	2,858
Prepaid income taxes	3,835	—
Deferred ERP implementation costs	2,879	3,528
ERP license fee	2,630	—
Other prepaid expenses	16,792	12,761
Total prepaid expenses and other current assets	$40,793	$25,419

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

Goodwill

During the second quarter of 2025, the Company determined that, based on its qualitative assessment for each reporting unit, factors existed that required the Company to test its goodwill and indefinite-lived intangible assets for impairment under ASC 350. These factors included a decline in the market price of the Company’s common stock and changes in key assumptions from the prior year’s annual goodwill assessment resulting from lower-than-expected operating results during the first half of 2025. As a result, the estimated fair values of the Company’s PCS and Monitoring reporting units were below their respective carrying amounts, and the Company recognized goodwill impairment charges accordingly. In performing its impairment analysis, the Company also incorporated factors and assumptions that existed as of the testing date and that were related to the Company’s subsequent Chapter 11 bankruptcy filing since those conditions were known or knowable as of the testing date.

As a result, the Company performed a quantitative assessment and determined that the goodwill at its PCS and Monitoring reporting units was impaired. As such, during the second quarter of 2025, the Company recorded a non-cash goodwill impairment charge of $263.4 million, of which $211.8 million was recorded in the PCS reporting unit and $51.6 million was recorded in the Monitoring reporting unit. This impairment is recorded in “Impairment of goodwill” on the Company’s unaudited condensed consolidated statement of operations.

During the second quarter of 2024, the Company determined that based on its qualitative assessment for each reporting unit, factors existed which required the Company to test its goodwill and indefinite-lived intangible assets for impairment. These factors included changes in key assumptions from the prior year annual goodwill assessment as a result of lower than anticipated operating results during the first half of 2024 as compared to forecast which resulted in a decrease in the fair value of the Company's Monitoring reporting unit such that the fair value was less than its carrying value. As a result, during the second quarter of 2024, the Company recorded a non-cash goodwill impairment charge of $105.3 million in the Monitoring reporting unit.

After recording the respective impairment of goodwill charges during the second quarters of 2025 and 2024, respectively, the associated reporting units had a combined $281.6 million of goodwill remaining as of June 30, 2025 and $545.0 million as of December 31, 2024. If, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in the estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Changes in the carrying value of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	Monitoring	Corporate and Other	Total
Goodwill balance as of December 31, 2023, before cumulative loss	$231,186	$552,775	$280,663	$30	$1,064,654
Accumulated loss on impairment	(96,000)	(137,331)	(45,769)	—	(279,100)
Goodwill balance as of December 31, 2023, after cumulative loss	135,186	415,444	234,894	30	785,554
Impairment of goodwill	—	—	(105,302)	—	(105,302)
Balance at June 30, 2024 and December 31, 2024	135,186	415,444	129,592	30	680,252
Impairment of goodwill	—	(211,780)	(51,614)	—	(263,394)
Balance at June 30, 2025	$135,186	$203,664	$77,978	$30	$416,858

The accumulated impairment losses on goodwill totaled $647.8 million as of June 30, 2025 and $384.4 million as of December 31, 2024.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the three and six months ended June 30, 2025 that would require an impairment test for the intangible assets.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and related liabilities	$41,967	$35,018
Insurance reserves	36,481	33,350
Accrued interest	26,914	21,187
Deferred revenue	16,039	300
Accrued operating expenses	12,641	10,602
Accrued legal fees	8,975	15,794
Accrued government grants(1)	5,065	6,284
Union pension obligation	439	886
Other	5,613	15,755
Total accrued expenses and other current liabilities	$154,134	$139,176

(1)     Accrued government grants include payments received from government entities to offset increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of June 30, 2025 and December 31, 2024.

9.    Debt

The Company's long-term debt and short-term debt as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands). See related interest rates, pay-in-kind ("PIK") balances and other relevant details for each debt facility in the accompanying paragraphs below the tables.

As of June 30, 2025
Debt Facility	Date of Issuance	Date of Maturity	Principal Issued	Principal Reduction	Current Portion	PIK Costs/ Interest(1)	Principal Outstanding
Long-term debt
2029 Notes	8/24/2021	10/1/2029	$500,000	$(271,165)	$—	$—	$228,835
Second Lien Notes(2)	3/7/2025	10/1/2029	301,165	—	—	15,058	316,223
Term Loan Facility(3)	7/1/2024	7/1/2031	525,000	(5,250)	(5,250)	2,490	516,990
Total long-term debt							1,062,048
Debt issuance costs, net							(29,637)
Total long-term debt, net							$1,032,411

Revolving Credit Facility(4)	2/3/2022	2/3/2027	$—	$—	$269,000	$1,686	$270,686

Short-term debt
Current Term Loan Facility(5)	7/1/2024	7/1/2031	$—	$—	$5,250	$—	$5,250
Incremental Term Loan	1/9/2025	1/10/2026	75,000	—	—	3,750	78,750
Total short-term debt							84,000
Debt issuance costs, net							(6,874)
Total short-term debt, net							$77,126

As of December 31, 2024
Debt Facility	Date of Issuance	Date of Maturity	Principal Issued	Principal Reduction	Current Portion	PIK Costs/ Interest(1)	Principal Outstanding
Long-term debt
2029 Notes	8/24/2021	10/1/2029	$500,000	$—	$—	$—	$500,000
Term Loan Facility(3)	7/1/2024	7/1/2031	525,000	(2,625)	(5,250)	—	517,125
Total long-term debt							1,017,125
Debt issuance costs, net							(30,689)
Total long-term debt, net							$986,436

Revolving Credit Facility(4)	2/3/2022	2/3/2027	$—	$—	$269,000	$—	$269,000

Short-term debt
Current Term Loan Facility(5)	7/1/2024	7/1/2031	$—	$—	$5,250	$—	$5,250
Total short-term debt							5,250
Debt issuance costs, net							—
Total short-term debt, net							$5,250

(1)     Pursuant to the Fifth Amendment to the Credit Agreement, the Company incurred a 0.50% Consent Fee on the outstanding commitments of the consenting lenders for both its Revolving Credit Facility and its Term Loan Facility for $1.7 million and $2.5 million, respectively. The Company also incurred a 5.00% Backstop Fee on the outstanding Incremental Term Loan for $3.8 million. The Consent Fees and the Backstop Fee are payable in kind and were added to the outstanding principal balance of the respective facility. The Company elected to PIK the interest on the Consent Fee on the Revolving Credit Facility, which accrues interest at a rate of SOFR + 4.25%.

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

(5)     The Term Loan Facility requires principal payments of $1.3 million on a quarterly basis and accordingly, a portion of the Term Loan Facility in the amount of $5.3 million is classified as a current liability within the "Short-term debt" line item on the unaudited condensed balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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

Pursuant to the Fifth Amendment to the Credit Agreement dated January 9, 2025, among other things discussed in more detail in the Revolving Credit Facility section below, the Company entered into a privately negotiated exchange agreement (as amended, the “Exchange Agreement”), with holders of the Company's 2029 Notes to exchange (such exchange, the “Exchange”) up to $251.0 million principal amount of the 2029 Notes for an equivalent principal amount of second lien senior secured PIK toggle notes to be issued by the Company (the “Second Lien Notes”), pursuant to the terms and subject to the conditions set forth therein, subject to the receipt of requisite consents (such consents, the "Exit Consents") to make certain amendments to the indenture governing the 2029 Notes to permit the Exchange and remove certain other covenants. On March 7, 2025, upon receipt of the requisite Exit Consents, the Company, the guarantors party to the 2029 Notes Indenture, and Wilmington Savings Fund Society, FSB (as the successor to the Bank of New York Mellon Trust Company, N.A.), as trustee, entered into the Fifth Supplemental Notes Indenture to the 2029 Notes Indenture to effect the amendments. The Exchange was consummated and the Second Lien Notes were issued on March 7, 2025. The Second Lien Notes were issued pursuant to, and are governed by a Second Lien Notes Indenture dated as of March 7, 2025 (the "Second Lien Notes Indenture"), among the Company, the Guarantors and Ankura Trust Company, LLC, as trustee (the "Trustee") and notes collateral agent (the "Notes Collateral Agent").

In addition to the Exchange of $251.0 million of 2029 Notes for Second Lien Notes, on January 9, 2025, the Company entered into a Purchase and Exchange Agreement (the "Purchase and Exchange Agreement") with Coliseum Capital Partners, L.P., a related party, and Blackwell Partners LLC - Series A (together, the "Coliseum Investors") under which the Coliseum Investors agreed, subject to approval of the Company's stockholders, (a) to purchase (the “Purchase”) $30.0 million in aggregate principal amount of the Company's Second Lien Notes and (b) to exchange approximately $20.2 million in aggregate principal amount of the Company’s 2029 Notes held by the Coliseum Investors for an equivalent principal amount of the Second Lien Notes (the “Coliseum Exchange” and, together with the Purchase, the “Coliseum Transactions”). The Coliseum Transactions were approved during the Special Meeting of Stockholders held on March 13, 2025. On March 14, 2025, the Company, the Guarantors, the Trustee and the Notes Collateral Agent entered into a supplemental indenture (the "First Supplemental Indenture") to the Second Lien Notes Indenture, pursuant to which the Company issued $50.2 million of Second Lien Notes to the Coliseum Investors. The Exchange and the Coliseum Transactions were treated as a debt modification and third party fees of $2.5 million were expensed as incurred. As of the date of the Exchange and Coliseum Transactions, the remaining unamortized debt issuance costs of $8.3 million on the 2029 Notes were bifurcated and allocated ratably between the 2029 Notes and the Second Lien Notes, of which $3.8 million of unamortized deferred financing costs were allocated to the 2029 Notes and $4.5 million of unamortized deferred financing costs were allocated to the Second Lien Notes and were netted against the outstanding principal balance on the unaudited condensed balance sheets. As of June 30, 2025, the 2029 Notes had $3.6 million of unamortized debt issuance costs and the Second Lien Notes had $4.3 million of unamortized debt issuance costs that were netted against the long-term debt balance on the unaudited condensed consolidated balance sheets

The Second Lien Notes are the Company’s senior, secured obligations and will accrue interest at a rate of, at the Company’s election, subject to certain conditions, (i) 5.000% per annum, if interest is paid in cash, and (ii) 10.000% per annum, if interest is paid-in-kind. In each case, interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025. Interest will be paid in kind by increasing the aggregate principal amount of one or more outstanding global notes representing the Second Lien Notes, or issuing additional Second Lien Notes, calculated based on the then outstanding principal of the Second Lien Notes. The Company will not be permitted to pay interest in kind in any interest period if the Company’s Liquidity (as defined in, and calculated in accordance with, the Second Lien Notes Indenture) is greater than $100.0 million on any applicable record date occurring on and after March 15, 2026, for any such interest period. The Second Lien Notes are fully and unconditionally guaranteed by the Guarantors and rank equal in right of payment with all of the Company’s and each Guarantor’s existing and future senior indebtedness, including indebtedness under the Credit Agreement. The Second Lien Notes and the related guarantees are secured on a second-priority basis, subject to permitted liens, by security interests on substantially all of the assets and properties of the Company and the Guarantors, which assets and properties also secure the indebtedness under the Credit Agreement on a first-priority basis. The Second Lien Notes will mature on October 1, 2029.

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

As a result of the Exchange and the Coliseum Transactions, the principal balance of the 2029 Notes as of June 30, 2025 was reduced to $228.8 million from the principal balance of $500.0 million as of December 31, 2024 and the principal balance of the Second Lien Notes as of June 30, 2025 was $316.2 million, which includes $15.1 million of PIK interest related to the Company's election to make its initial interest payment for the interest period from October 1, 2024 through March 31, 2025 as PIK in lieu of a cash payment. Prior to each future interest payment, the Company will evaluate whether to elect a PIK interest payment or a cash interest payment with respect to the then outstanding Second Lien Notes, considering at that time its liquidity and other relevant factors and strategic objectives. The fair value of the 2029 Notes as of June 30, 2025 and December 31, 2024 was $6.9 million and $294.2 million, respectively. The fair value of the 2029 Notes was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy. As of June 30, 2025, the fair value of the Second Lien Notes was $90.1 million and was determined based on broker quotes and is therefore designated as Level 2 within the fair value hierarchy.

The indenture governing the 2029 Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025. The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company's obligations under its 2029 Notes and Second Lien Notes, however any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings. See Note 15, Subsequent Events, for further information.

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

On January 9, 2025, the Company entered into the Fifth Amendment to its Credit Agreement, which, among other things, (i) amended the interest rate on the existing Revolving Credit Facility commitments under the Credit Agreement to a SOFR-based benchmark plus 4.25%, with a 1.00% SOFR Floor, (ii) amended the 2.0% default rate under the Credit Agreement so that it applies on all obligations upon the election of the administrative agent at the direction of the Required Lenders if an event of default has occurred and continuing and automatically if a specified event of default has occurred and is continuing, (iii) amended the Term Loan Facility maturity date to spring to July 2, 2029 if the second lien senior secured PIK toggle notes remain outstanding as of such date, (iv) included enhanced reporting requirements, and (v) eliminated or reduced certain baskets, which included the elimination of reinvestment rights with respect to certain asset sales and reduction of the de minimis exception for certain asset sale prepayments to $5.0 million.

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

As of June 30, 2025, the Company had $270.7 million of principal outstanding under the Revolving Credit Facility which was comprised of $269.0 million of short-term borrowings outstanding and $1.7 million of the PIK Consent Fee and the related accrued interest and had $55.6 million of outstanding letters of credit under the Revolving Credit Facility. The weighted average interest rate for borrowings outstanding as of June 30, 2025 was 8.67% per annum. As of December 31, 2024, the Company had $269.0 million of short-term borrowings outstanding under the Revolving Credit Facility and had $55.6 million of outstanding letters of credit under this Facility. The fair value of the Revolving Credit Facility as of June 30, 2025 was $197.5 million and was determined based on a discounted cash flow model and is therefore designated Level 3 within the fair value hierarchy.

Interest on the outstanding principal amount of the loans under the Revolving Credit Facility accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the amended Credit Agreement, in each case, plus an applicable margin. With respect to the loans under the Revolving Credit Facility at any time on or after the effective date of the Fifth Amendment, the applicable margin is 4.25% in the case of RFR loans, as defined in the amended Credit Agreement and 3.25% in the case of the Alternate Base Rate loans, as defined in the amended Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the Revolving Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee are 0.50% and 4.25%, respectively. For the three months ended June 30, 2025 and 2024, the Company paid quarterly commitment fees and letter of credit fees of $0.6 million and $0.5 million, respectively and for the six months ended June 30, 2025 and 2024, the Company paid quarterly commitment fees and letter of credit fees of $1.3 million and $1.1 million, respectively.

The Company’s obligations under the Revolving Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the amended Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Revolving Credit Facility to be immediately due and payable. All amounts outstanding under the Revolving Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The amended Credit Agreement, as it relates to the Revolving Credit Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025. As the Term Loan Facility and the Incremental Term Loan, discussed below, are subject to the provisions of the Credit Agreement, this covenant holiday also applies to these facilities. The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company's obligations under its Revolving Credit Facility, Term Loan Facility and Incremental Term Loan, however any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings. See Note 15, Subsequent Events, for further information.

Term Loan Facility

On July 1, 2024, the Company, pursuant to the Third Amendment, established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem the Company's $500.0 million, 5.875% senior unsecured notes due November 15, 2025 (the "2025 Notes"), (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. The Company paid approximately $26.9 million of deferred issuance costs with respect to the Term Loan Facility, including the $2.5 million paid in kind Consent Fee discussed above. As of June 30, 2025, the Term Loan Facility had $21.8 million of unamortized deferred issuance costs that were netted against the long-term balance on the unaudited condensed consolidated balance sheets. The fair value of the Term Loan Facility as of June 30, 2025 and December 31, 2024 was $389.8 million and $500.2 million, respectively, which was determined based on broker quotes and is therefore designated as Level 2 within the fair value hierarchy.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the Company's 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ended September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding on the date of issuance. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) 0.0% if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

Interest on the Term Loan Facility is generally payable quarterly, in arrears, on the outstanding principal amount of the Term Loan Facility at the following rates for the interest period in effect for such borrowing: (i) a SOFR-based benchmark plus 4.75% or (ii) a prime rate (or other alternate base rate) benchmark plus 3.75% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). As of June 30, 2025, the interest rate on the Term Loan Facility was 9.05%. The Term Loan Facility is subject to customary representations and warranties, affirmative and negative covenants, and events of default, as defined in the amended Credit Agreement. The amended Credit Agreement, as it relates to the Term Loan Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million.

Incremental Term Loan

On January 9, 2025, the Company, pursuant to the Fifth Amendment to the Credit Agreement, established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). Interest on the Incremental Term Loan is generally payable quarterly, in arrears, on the outstanding principal amount of the Incremental Term Loan at the following rates: (i) a SOFR-based benchmark plus 7.50%, or (ii) a prime rate (or other alternate base rate) benchmark plus 6.50% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Incremental Term Loan has a maturity of January 10, 2026 and original issue discount of 2 points. As of June 30, 2025, the interest rate on the Incremental Term Loan was 11.71%. The Company has the option to prepay the Incremental Term Loan, in whole or in part, at any time prior to the maturity date, subject to a prepayment fee equal to the present value of all scheduled interest payments on the fully committed amount that would accrue through the maturity date calculated based on a discount rate equal to the treasury rate plus 50 basis points. The proceeds of the Incremental Term Loan are required to be deposited in a collateral account subject to a blocked account control agreement in favor of the administrative agent and may be disbursed subject to delivery of a disbursement request, no default or event of default, the representations and warranties in Article II of the Credit Agreement being true and correct in all material respects and receipt by the administrative agent and lenders of reimbursement for invoiced expenses. The Incremental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its subsidiaries.

Debt issuance costs related to the Incremental Term Loan of $13.1 million, including the $3.8 million PIK Backstop Fee discussed above, were incurred and these costs were deferred and are amortized to interest cost over the term of the Incremental Term Loan. As of June 30, 2025, the Incremental Term Loan had $6.9 million of unamortized deferred issuance costs that were netted against the short-term debt balance on the unaudited condensed consolidated balance sheets. As of June 30, 2025, the fair value of the Incremental Term Loan was $63.0 million and was determined based on broker quotes and is therefore designated as Level 2 within the fair value hierarchy.

DIP Credit Agreement

As further discussed in Note 15, Subsequent Events, in connection with the Chapter 11 Cases, the Company and certain of its subsidiaries (the "Debtors"), entered into a Superpriority Secured Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) with the lenders named therein (the “DIP Lenders”) and Wilmington Trust, N.A. as administrative agent and collateral agent.

Pursuant to the DIP Credit Agreement, the Lenders have agreed, upon the terms and conditions set forth therein, to make available a senior secured superpriority priming debtor-in-possession term loan credit facility in an aggregate principal amount of up to $100.0 million (the “DIP Facility”), consisting of providing an initial draw of up to $62.5 million in new money term loans following entry of an interim order and a subsequent draw of up to $37.5 million in new money term loans upon entry of a final order. Borrowings under the DIP Facility are senior secured obligations of the Debtors, secured by a super-priority lien on the collateral under the DIP Facility, which includes substantially all of the Debtors’ assets and is used to fund working capital and certain permitted administrative expenses of the Debtors during the pendency of the Chapter 11 Cases and to make certain other payments and for other general corporate purposes, in each case in accordance with the terms of the DIP Credit Agreement.

The DIP Facility matures on the earliest to occur of: (a) the six month anniversary of the Closing Date (as defined in the DIP Credit Agreement); provided that such date may be extended to the nine month anniversary of the Closing Date 2026 with the written consent of the Required DIP Lenders (as defined in the DIP Credit Agreement) following the request by the Borrower (as defined in the DIP Credit Agreement) prior to January 31, 2026; (b) the effective date of a chapter 11 plan of any Debtor that has been confirmed by an order entered by the Bankruptcy Court; (c) dismissal of any of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases into a case under Chapter 7 of the Bankruptcy Code; (d) the acceleration of the Term Loans (as defined in the DIP Credit Agreement) and the termination of all Commitments (as defined in the DIP Credit Agreement); and (e) the closing of a sale of all or substantially all assets or equity of the Loan Parties (other than to another Loan Party) (as each of such terms is defined in the DIP Credit Agreement). The DIP Loans will accrue an interest rate, payable in cash, of either (a) SOFR plus 7.00% per annum or (b) Alternate Base Rate plus 6.00% per annum. Fees and expenses on the DIP Facility include: (a) as stipulated by the Plan, a backstop premium (the “DIP Backstop Premium”) equal to 20.0% of the reorganized Debtors’ pro forma equity, subject to dilution by the management incentive plan, the New Warrants issued to the Second Lien Noteholders, and potentially the Equity Rights Offering; (b) as stipulated by the DIP Credit Agreement, an original issue discount of 2.00% of the DIP Facility commitments netted from proceeds at issuance; and (c) as stipulated by the DIP Credit Agreement, an exit fee of 3.00% of the DIP Facility commitments, which is due and payable in cash upon termination of the DIP Facility commitments.

The DIP Credit Agreement contains various customary representations, warranties and covenants of the Debtors including customary negative covenants for debtor-in-possession loan agreements of this type. These negative covenants restrict the Debtors ability to, among other things, incur additional indebtedness, create liens on assets, engage in mergers, consolidations, sales of assets and dispositions, make investments, loans, advances, guarantees, or acquisitions. The DIP Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons. During the six months ended June 30, 2025, no equity awards were granted. On October 3, 2025, the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”) approved the delayed settlement and delivery of shares underlying vested equity awards and the tolling of vesting of unvested equity awards, during the pendency of the Chapter 11 Cases.

Stock options. The Company recognized immaterial stock-based compensation expense for non-qualified stock options (“NQs”) for the three months and six months ended June 30, 2025, and 2024, in general and administrative expense. At June 30, 2025, the Company had 37,118 stock options outstanding with a weighted-average exercise price of $124.38. As a result of the Compensation Committee's approval on October 3, 2025, all stock options outstanding ceased vesting and are expected to be cancelled upon emergence from Bankruptcy.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs"), collectively, of $0.4 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively, in general and administrative expense. The Company had no unvested RSAs outstanding at June 30, 2025 and had 186,140 unvested RSUs outstanding at June 30, 2025 with a weighted-average grant date fair value of $32.76. As a result of the Compensation Committee's approval on October 3, 2025, all RSUs outstanding ceased vesting and are expected to be cancelled upon emergence from Bankruptcy.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recognized immaterial stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 in general and administrative expense. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 167,746 unvested PRSUs outstanding at June 30, 2025 with a weighted-average grant date fair value of $42.59. As a result of the Compensation Committee's approval on October 3, 2025, all PRSUs outstanding ceased vesting and are expected to be cancelled upon emergence from Bankruptcy.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the ESPP for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three and six months ended June 30, 2025 and 2024, the Company recorded an immaterial amount of stock-based compensation expense related to the ESPP. As of June 30, 2025, 903,732 shares remain available for future issuance under the ESPP. On July 7, 2025, the Compensation Committee approved the indefinite suspension of the ESPP.

11.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(303,689)	$(128,884)	$(354,066)	$(151,184)

Denominator:
Denominator for basic and diluted earnings per share -- weighted-average shares	14,353,053	14,216,954	14,340,961	14,209,477

Loss per share:
Basic loss per share	$(21.16)	$(9.07)	$(24.69)	$(10.64)
Diluted loss per share	$(21.16)	$(9.07)	$(24.69)	$(10.64)

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

The following weighted-average shares were not included in the computation of diluted loss per share as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options to purchase common stock	37,943	72,262	40,675	75,862
Restricted stock awards and restricted stock units	281,813	397,269	306,162	295,644

12.    Income Taxes

The Company’s income tax provision for the three months ended June 30, 2025 and 2024 resulted in an effective tax rate of negative 0.0% and 8.0%, respectively. The Company's income tax provision for the six months ended June 30, 2025 and 2024 resulted in an effective tax rate of negative 1.0% and 6.4%, respectively. For the three and six months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, changes to the valuation allowance and the nondeductible portion of the goodwill impairment. For the three and six months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and nondeductible goodwill impairment.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.

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

The Company records accruals for loss contingencies related to legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a range of reasonably possible losses can be estimated, the Company records an accrual for the most probable amount in the range. Due to the inherent difficulty in predicting the outcome of any legal proceeding, it may not be reasonably possible to estimate a range of potential liability until the matter is closer to resolution. Legal fees related to all legal matters are expensed as incurred. The Company’s various legal proceedings have been automatically stayed as a result of the Chapter 11 Cases, with such stay to be lifted upon the effectiveness of the Plan.

On January 29, 2025, a class action complaint for purported violation of federal securities laws was filed by Dinesh Kalera, individually and on behalf of a putative class of purchasers of the Company's common stock between November 3, 2022 and September 15, 2024 (the “Alleged Class Period”), in the United States District Court for the District of Colorado against the Company and three of its officers who were serving as such during the Alleged Class Period. The complaint alleges claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and asserts, among other things, that the Company’s public statements concerning its NEMT segment accounts receivable collections efforts and effectiveness, cash flow results, and contractual payment and collection terms were materially false and misleading or contained material omissions. On October 27, 2025, the court appointed a lead plaintiff.  The lead plaintiff will file an amended complaint on January 9, 2026. The defendants named in this action cannot reasonably estimate the potential range of loss, if any, at this stage of the proceeding. The defendants dispute the allegations of wrongdoing and intend to defend themselves vigorously in this matter.

On May 12, 2025, a putative shareholder derivative complaint was filed by Zane Whitfield in the U.S. District Court for the District of Colorado against several current and former members of the Company’s Board of Directors and executive officers. The Company was also named as a nominal defendant. This shareholder derivative complaint alleged that the individual defendants breached their fiduciary duties by issuing, causing the issuance of, and/or failing to correct the allegedly materially false and/or misleading statements and omissions of material fact that are the subject of the above-mentioned Kalera matter. The shareholder derivative complaint also alleged that the individual defendants breached their fiduciary duties by causing the Company to repurchase stock at inflated prices. On September 10, 2025, the plaintiff in this derivative action filed a stipulation to voluntarily dismiss the case. The court entered an order dismissing the case on September 15, 2025.

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

14.    Transactions with Related Parties

Mr. David Mounts Gonzales, a former director of the Company, is a general partner of AI Catalyst Fund, L.P., a greater than five percent stockholder in the Company (“AI Catalyst”), which, as such, is also a related party to the Company. Mr. Connor Mounts, the co-founder and an equity owner of Schematyx, Inc. (“Schematyx”), an entity in which AI Catalyst is also an equity owner, is an immediate family member of Mr. David Mounts Gonzales.

Schematyx agreed to provide strategic support relating to the assessment of opportunities related to artificial intelligence to the Company on a pro bono basis for no monetary consideration, the provision of which services were completed in the second calendar quarter of 2025. The services provided by Schematyx were approved by the Audit Committee of the Company’s Board of Directors pursuant to the Company’s Related Party Transactions Policy, and there was no material impact from the transaction on the financial statements of the Company during any period when the services were provided by Schematyx.

Following the completion of the services provided by Schematyx, on May 1, 2025, the Company’s wholly owned subsidiary, ModivCare Solutions, LLC, a Delaware limited liability company, entered into separate consulting agreements with two individual equity owners of Schematyx, one of whom is a co-founder of Schematyx (along with Mr. Connor Mounts) and is also a general partner of AI Catalyst. Under the agreements, the consultants were to provide for a period of up to three months strategic advisory and technical guidance to support the Company’s pursuit of artificial intelligence, automation, and modernization objectives with the intent, among other things, to achieve annual operational expense reduction. The consultants together were paid in the aggregate $100,000 per month plus reimbursement of preapproved, reasonable and necessary travel and living (such as lodging and meals) expenses during the term of the agreements. The agreements were terminated and the services completed by the consultants on August 9, 2025. The consulting agreements were approved by the Audit Committee of the Company’s Board of Directors pursuant to the Company’s Related Party Transactions Policy, and, other than as set forth in this paragraph, there was no material impact from the transaction on the financial statements of the Company during any period when the services were provided by Schematyx.

15.    Subsequent Events

Restructuring Support Agreement

On August 20, 2025, the Company entered into a Restructuring Support Agreement (the "RSA") with certain creditors, including (a) an ad hoc group of certain first lien lenders (the “Consenting First Lien Lenders”) under that certain Credit Agreement, dated as of February 3, 2022 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Existing First Lien Credit Agreement”), and (b) an ad hoc group of second lien noteholders (the “Consenting Second Lien Noteholders” and together with the Consenting First Lien Lenders, the “Consenting Creditors”) of ModivCare’s Second Lien Senior Secured PIK Toggle Notes due 2029 (the “Second Lien Notes”), issued under that certain Second Lien Senior Secured PIK Toggle Notes Indenture, dated as of March 7, 2025, by and between ModivCare, as issuer, certain subsidiaries of ModivCare, as guarantors, and Ankura Trust Company, LLC, as trustee (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Second Lien Notes Indenture”).

As set forth in the RSA, including in the term sheet attached thereto (the “Restructuring Term Sheet”), the parties to the RSA have agreed on the principal terms of a proposed financial restructuring of the Company (the “Restructuring”). On August 20, 2025 (the “Petition Date”), the Company commenced voluntary cases (collectively, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) providing for a court-administered reorganization pursuant to the terms of the RSA and Restructuring Term Sheet.
The RSA and the Plan contemplate a comprehensive restructuring of the Company’s debt obligations and capital structure and a recapitalization of the Company. Specifically, the RSA, the Restructuring Term Sheet, and the Plan provide, in pertinent part, as follows:

•Certain of the Consenting Creditors providing $100 million in debtor-in-possession financing to fund the Chapter 11 Cases;
•Up to $300 million of takeback term loans upon emergence from chapter 11;
•The conversion of approximately $871 million in principal claims under the Existing First Lien Credit Agreement into $200 million of exit debt and 98% of the reorganized Debtors’ pro forma equity, subject to dilution by DIP Backstop Premium (defined below), the management incentive plan, and the New Warrants (defined below);
•The conversion of approximately $316 million in principal claims under the Second Lien Notes Indenture into equity in the reorganized Debtors’ pro forma equity, subject to dilution by DIP Backstop Premium, the management incentive plan, and the New Warrants;
•The Holders of Second Lien Notes Claims and other General Unsecured Claims are to receive their pro rata of 2% of the equity in the reorganized Debtors' pro forma equity, subject to dilution by DIP Backstop Premium, the management incentive plan, and the New Warrants;
•The issuance of the Series A Warrants, the Series B Warrants, and the Series C Warrants (as defined in the Restructuring Term Sheet, the “New Warrants”) to the Second Lien Noteholders and Holders of General Unsecured Claims;
•The opportunity for certain holders of unsecured claims against the Company (including Second Lien Notes, General Unsecured Claims, and Subordinated Unsecured Claims) to participate in a potential equity rights offering of up to $200 million (the “Equity Rights Offering”); and
•The reorganized Company’s entry into a new money revolving credit facility of up to $250 million.

Upon consummation, the Restructuring will affect a significant deleveraging of the Company’s capital structure by reducing the Company’s total funded debt (including accrued but unpaid interest) by approximately $1.1 billion.

The RSA contains certain representations, warranties, and covenants on the part of the Company and the Consenting Creditors, including limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Creditors to vote in favor of a pre-arranged joint plan of reorganization (the “Plan”), and commitments of the Company and the Consenting Creditors to cooperate in good faith to finalize the documents and agreements contemplated by the RSA and the Restructuring Term Sheet.

The RSA includes certain milestones (the “Milestones”) for the progress of the Chapter 11 Cases, which include entry of an order by the Bankruptcy Court confirming the Plan no later than 90 calendar days following the Petition Date and the occurrence of the effective date of the Plan no later than 110 calendar days following the Petition Date. The Plan was confirmed by the Bankruptcy Court on December 15, 2025. The Required Consenting Creditors may extend or waive the Milestones pursuant to the terms of the RSA. The Milestone under the RSA for the effective date of the Plan was extended to December 31, 2025.

The RSA may be terminated upon, among other things: (a) the failure to meet the Milestones; (b) the occurrence of certain breaches of the RSA; (c) the mutual agreement of the parties; and (d) in the case of the Company, if the board of directors, members, or managers, as applicable, of the Company reasonably determines in good faith and based upon advice of outside legal counsel that performance under the RSA would be inconsistent with its applicable fiduciary duties.

Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the RSA and the Restructuring Term Sheet, there can be no assurance that the Company will be successful in completing the Restructuring, whether on the same or different terms or at all.

Voluntary Petitions For Bankruptcy

On the Petition Date, the Company commenced the Chapter 11 Cases in the Bankruptcy Court in accordance with the terms of the RSA. The Company has requested that the Chapter 11 Cases be jointly administered under the caption “In re: ModivCare Inc. et al.” The Company continues to operate its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company sought and received approval of a variety of “first day” motions containing customary relief intended to facilitate the Company’s ability to continue ordinary course operations. The Plan was confirmed by the Bankruptcy Court on December 15, 2025.

Debtor-In-Possession Credit Agreement

With the approval of the Bankruptcy Court, the Debtors entered into a Superpriority Secured Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) with the lenders named therein (the “DIP Lenders”).

The DIP Lenders provided a senior secured superpriority priming debtor-in-possession term loan credit facility in an aggregate principal amount of up to $100.0 million (the “DIP Facility”). Borrowings under the DIP Facility are senior secured obligations of the Debtors, secured by a super-priority lien on the collateral under the DIP Facility, which includes substantially all of the Debtors’ assets. The DIP Credit Agreement contains various customary representations, warranties and covenants of the Debtors.

All holders of claims arising under the First Lien Loans have been offered the opportunity to participate in and fund their pro rata share of the DIP Facility. Certain of the Consenting First Lien Lenders (the “DIP Backstop Parties”) have agreed to backstop and provide the DIP Loans based on the terms set forth in the applicable DIP Backstop Commitment Letter (as defined in the RSA).

The DIP Facility matures on the earliest to occur of: (a) the six month anniversary of the Closing Date (as defined in the DIP Credit Agreement); provided that such date may be extended to the nine month anniversary of the Closing Date 2026 with the written consent of the Required DIP Lenders (as defined in the DIP Credit Agreement) following the request by the Borrower (as defined in the DIP Credit Agreement) prior to January 31, 2026; (b) the effective date of a chapter 11 plan of any Debtor that has been confirmed by an order entered by the Bankruptcy Court; (c) dismissal of any of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases into a case under Chapter 7 of the Bankruptcy Code; (d) the acceleration of the Term Loans (as defined in the DIP Credit Agreement) and the termination of all Commitments (as defined in the DIP Credit Agreement); and (e) the closing of a sale of all or substantially all assets or equity of the Loan Parties (other than to another Loan Party) (as each of such terms is defined in the DIP Credit Agreement).

The DIP Loans will accrue an interest rate, payable in cash, of either (a) SOFR plus 7.00% per annum or (b) Alternate Base Rate plus 6.00% per annum.

Fees and expenses on the DIP Facility include: (a) as stipulated by the Plan, a backstop premium (the “DIP Backstop Premium”) equal to 20.0% of the reorganized Debtors’ pro forma equity, subject to dilution by the management incentive plan, the New Warrants issued to the Second Lien Noteholders, and potentially the Equity Rights Offering; (b) as stipulated by the DIP Credit Agreement, an original issue discount of 2.00% of the DIP Facility commitments netted from proceeds at issuance; and (c) as stipulated by the DIP Credit Agreement, an exit fee of 3.00% of the DIP Facility commitments, which is due and payable in cash upon termination of the DIP Facility commitments.

ASC 852 - Reorganizations

For periods occurring after the Petition Date, the Company will adopt Financial Accounting Standards Board ASC Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

Nasdaq Matters

On August 21, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that Nasdaq had determined to commence proceedings to delist the Company’s common stock, $0.001 par value per share from Nasdaq. Nasdaq reached its decision that the Company was no longer suitable for listing pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1 as a result of the Company’s commencement of the Chapter 11 Cases.

In addition, on August 20, 2025, the Company received a notification letter from Nasdaq notifying the Company that, because the Company was delinquent in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC.

The Company's common stock was suspended from trading on Nasdaq at the opening of business on August 28, 2025. The Company did not and does not intend to appeal Nasdaq’s decision to delist its Common Stock. At the opening of business on August 28, 2025, the Company's common stock began being quoted on the Expert Market operated by the OTC Markets Group under the symbol "MODVQ." The Nasdaq Stock Market LLC filed a Form 25-NSE on October 1, 2025 to delist the Company’s common stock and to remove it from registration under Section 12(b) of the Exchange Act.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2025 and 2024 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q2 2025" and "Q2 2024" mean the three months ended June 30, 2025 and the three months ended June 30, 2024, respectively.

Recent Events

Chapter 11 Cases

On August 20, 2025, we, along with certain of our subsidiaries (in this context, the “Debtors”) entered into a Restructuring Support Agreement (the “RSA”) with certain creditors, including (a) an ad hoc group of certain first lien lenders (the “Consenting First Lien Lenders”) under the Credit Agreement (as defined below) and (b) an ad hoc group of second lien noteholders (the “Consenting Second Lien Noteholders” and together with the Consenting First Lien Lenders, the “Consenting Creditors”) of the Second Lien Notes (as defined below). The parties to the RSA have agreed on the principal terms of a proposed financial restructuring of the Company (the “Restructuring”), which includes a pre-arranged joint plan of reorganization of the Company (the “Plan”), to be implemented through the Chapter 11 Cases (defined below). The Plan was confirmed by the Bankruptcy Court on December 15, 2025.

On August 20, 2025 (the “Petition Date”), we commenced voluntary cases (collectively, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) providing for a court-administered reorganization pursuant to the terms of the RSA.

The RSA and the Plan contemplate a comprehensive restructuring of the Company’s debt obligations and capital structure and a recapitalization of the Company. Specifically, the RSA, the Restructuring Term Sheet, and the Plan provide, in pertinent part, as follows:

•Certain of the Consenting Creditors providing $100 million in debtor-in-possession financing to fund the Chapter 11 Cases;
•Up to $300 million of takeback term loans upon emergence from chapter 11;
•The conversion of approximately $871 million in principal claims under the Existing First Lien Credit Agreement into $200 million of exit debt and 98% of the reorganized Debtors’ pro forma equity, subject to dilution by DIP Backstop Premium (defined below), the management incentive plan, and the New Warrants (defined below);
•The conversion of approximately $316 million in principal claims under the Second Lien Notes Indenture into equity in the reorganized Debtors’ pro forma equity, subject to dilution by DIP Backstop Premium, the management incentive plan, and the New Warrants;
•The Holders of Second Lien Notes Claims and other General Unsecured Claims are to receive their pro rata of 2% of the equity in the reorganized Debtors' pro forma equity, subject to dilution by DIP Backstop Premium, the management incentive plan, and the New Warrants;
•The issuance of the Series A Warrants, the Series B Warrants, and the Series C Warrants (as defined in the Restructuring Term Sheet, the “New Warrants”) to the Second Lien Noteholders and Holders of General Unsecured Claims;
•The opportunity for certain holders of unsecured claims against the Company (including Second Lien Notes, General Unsecured Claims, and Subordinated Unsecured Claims) to participate in a potential equity rights offering of up to $200 million (the “Equity Rights Offering”); and
•The reorganized Company’s entry into a new money revolving credit facility of up to $250 million.

Upon consummation, the Restructuring would affect a significant deleveraging of our capital structure by reducing our total funded debt (including accrued but unpaid interest) by approximately $1.1 billion.

With the approval of the Bankruptcy Court, the Debtors entered into a Superpriority Secured Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) with the lenders named therein (the “DIP Lenders”), pursuant to which the DIP Lenders provided a senior secured superpriority priming debtor-in-possession term loan credit facility in an aggregate principal amount of up to $100.0 million (the “DIP Facility”). Borrowings under the DIP Facility are senior secured obligations of the Debtors, secured by a super-priority lien on the collateral under the DIP Facility, which includes substantially all of the Debtors' assets.

All holders of claims arising under the First Lien Loans have been offered the opportunity to participate in and fund their pro rata share of the DIP Facility. Certain of the Consenting First Lien Lenders (the “DIP Backstop Parties”) have agreed to backstop and provide the DIP Loans based on the terms set forth in the applicable DIP Backstop Commitment Letter (as defined in the RSA).

The Chapter 11 Cases are being administered under the caption In re: ModivCare Inc. et al., Case No. 25-90309. Information filed with the Bankruptcy Court in connection with the Restructuring is also accessible on the website of our claims and noticing agent at https://www.veritaglobal.net/ModivCare. Such information is not part of this Quarterly Report on Form 10-Q or any other report we file with, or furnish to, the SEC.

Nasdaq Matters

On August 21, 2025, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that Nasdaq had determined to commence proceedings to delist our common stock, $0.001 par value per share from Nasdaq. Nasdaq reached its decision that we were no longer suitable for listing pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1 as a result of our commencement of the Chapter 11 Cases.

In addition, on August 20, 2025, we received a notification letter from Nasdaq notifying us that, because we were delinquent in filing our Quarterly Report on Form 10-Q for the period ended June 30, 2025, we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC.

Our common stock was suspended from trading on Nasdaq at the opening of business on August 28, 2025. We did not and do not intend to appeal Nasdaq’s decision to delist our common stock. At the opening of business on August 28, 2025, our common stock began being quoted on the Expert Market operated by the OTC Markets Group under the symbol “MODVQ.” The Nasdaq Stock Market LLC filed a Form 25-NSE on October 1, 2025 to delist our common stock and to remove it from registration under Section 12(b) of the Exchange Act (as defined herein).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, including statements related to the Chapter 11 Cases, the Company's ability to continue operating its business and implement the Restructuring pursuant to the Chapter 11 Cases, the RSA and the Plan, the Company’s strategies or expectations about revenues, liabilities, results of operations, cash flows, ability to fund operations, profitability, ability to consummate a financing or strategic transaction to improve liquidity, ability to continue as a going concern, ability to meet financial covenants, contracts or market opportunities, the trading of the Company's common stock, and the timing of any of the foregoing. These statements are predictive in nature and are frequently identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “estimate,” “intend,” and similar words indicating possible future expectations, events or actions. In addition, statements that are not historical statements of fact should also be considered forward-looking statements. Such forward-looking statements are based on current expectations, assumptions, estimates and projections about our business and our industry, and are not guarantees of our future performance. These statements are subject to a number of known and unknown risks, uncertainties and other important factors, many of which are beyond our ability to control or predict, that may cause actual events to be materially different from those expressed or implied herein. Among such risks, uncertainties and other important factors are the following:

•we are subject to risks and uncertainties associated with the Chapter 11 Cases;
•we may not be able to consummate the Plan as outlined in the RSA;
•if the RSA is terminated, our ability to consummate the Plan could be materially and adversely affected;
•the RSA is subject to significant conditions and milestones that may be difficult for us to satisfy;
•operating under chapter 11 may restrict our ability to pursue our business strategies;
•our business could suffer from a long and protracted restructuring;
•as a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance;
•the Chapter 11 Cases have consumed and are expected to continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition;
•if we emerge from bankruptcy, the composition of our Board of Directors may change;

•the Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern;
•our cash flows may not provide sufficient liquidity during or after the Chapter 11 Cases;
•we may not have sufficient cash to fund our operations and our emergence costs;
•if the Plan becomes effective, the holders of our existing common stock will be eliminated; and
•the risks described under the caption “Risk Factors” in Part II, Item 1A. of this report and “Risk Factors” in Part I, Item 1A, of our 2024 Form 10-K.

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
•the impact of the recently enacted reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (the "OBBBA"), which introduces significant reforms to Medicare Advantage and Medicaid, including new limits on supplemental benefits and stricter value-based reimbursement criteria and these changes may reduce plan flexibility to cover non-medical services and constrain reimbursement rates. Any reduction in funding, increased regulatory oversight, or shift in benefit design could adversely affect our ability to deliver cost-effective services, limit access for beneficiaries, and negatively impact our revenue and profitability.
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
•reimbursement rates for Medicare Advantage and Medicaid plans, which impact whether NEMT services are provided as a supplemental benefit;
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

Our business environment is competitive, the healthcare industry's regulatory requirements are increasingly complex, and the labor market for healthcare professionals remains constrained. In addition, we are subject to risks and uncertainties associated with the Chapter 11 Cases, including the impact on our liquidity, cash balances, and our limited ability to pursue growth strategies. The continuing effect of all or any of the foregoing could result in, in future periods, an impairment to the estimated fair value of the goodwill that has been established for our reporting units. Further, recently enacted legislation—commonly referred to as the “OBBBA”—presents additional risk of decreased membership within our current payor base. This, in turn, could reduce the fair value of our payor network intangible assets in future periods. These assets, however, are not currently considered impaired due to ongoing uncertainty regarding the legislation's long-term industry impact. As discussed elsewhere herein and under the caption “Risk Factors” in our 2024 Form 10-K, impairment tests may be required in addition to the annual impairment testing that occurs on July 1st of each year if circumstances change that would, more likely than not, reduce the fair value of goodwill of a reporting unit below such reporting unit’s carrying value, or reduce the value of the payor network intangible assets below their carrying value. We monitor the performance of the business and the value of our stock price and estimated fair values of our reporting units and monitor for additional details around legislative impacts of the OBBBA for clarity on the impact to our business, among other relevant considerations, to determine if any impairments to goodwill or intangible assets could exist at any particular time. During the second quarter of 2025, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. These factors included a decline in market price of the Company's common stock and lower than anticipated operating results during the first half of 2025. As a result of our quantitative assessment during the second quarter of 2025, we determined that the goodwill at our PCS and Monitoring reporting units was impaired. See Note 7, Goodwill and Intangible Assets, for additional details. The enterprise value range accepted by the Bankruptcy Court for the Chapter 11 restructuring is $750.0 million to $925.0 million and management estimated the Company’s enterprise value within that range as part of the goodwill impairment assessment. Although our estimate is within this range, enterprise value is subject to estimation uncertainty due to the ongoing bankruptcy process and variables that will be refined in connection with fresh start accounting. The final enterprise value determined upon emergence may differ from our current estimate and could affect the resulting goodwill measurement.

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

Impairment of goodwill. We determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment. As a result of such impairment test, we determined that the goodwill within both our PCS and Monitoring reporting units were impaired during the second quarter of 2025 and that the goodwill within our Monitoring reporting unit was impaired during the second quarter of 2024.

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended June 30, 2025 on our 2029 Notes, Second Lien Notes, Term Loan Facility, Incremental Term Loan and borrowings outstanding under our Revolving Credit Facility and amortization of deferred financing fees related to these borrowings. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

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

Results of Operations

Q2 2025 compared to Q2 2024

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q2 2025 and Q2 2024 (in thousands):

	Three months ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$659,553	100.0%	$698,299	100.0%

Operating expenses:
Service expense	570,647	86.5%	588,100	84.2%
General and administrative expense	70,581	10.7%	76,065	10.9%
Depreciation and amortization	23,414	3.5%	27,752	4.0%
Impairment of goodwill	263,394	39.9%	105,302	15.1%
Total operating expenses	928,036	140.7%	797,219	114.2%

Operating loss	(268,483)	(40.7)%	(98,920)	(14.2)%

Interest expense, net	37,109	5.6%	19,950	2.9%
Loss before income taxes and equity method investment	(305,592)	(46.3)%	(118,870)	(17.0)%
Income tax provision	(76)	—%	(9,558)	(1.4)%
Equity in net income (loss) of investee, net of tax	1,979	0.3%	(456)	(0.1)%
Net loss	$(303,689)	(46.0)%	$(128,884)	(18.5)%

Service revenue, net. Consolidated service revenue, net, for Q2 2025 decreased $38.7 million, or 5.5%, compared to Q2 2024. Service revenue, net decreased $17.3 million for our NEMT segment, decreased $19.7 million for our PCS segment, and decreased $1.5 million for our Monitoring segment. The remaining change was related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Service expense. Service expense components are shown below (in thousands):

	Three months ended June 30,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$376,640	57.1%	$372,579	53.4%
Payroll and related costs	174,717	26.5%	194,907	27.9%
Other service expenses	19,290	2.9%	20,614	3.0%
Total service expense	$570,647	86.5%	$588,100	84.2%

Service expense for Q2 2025 decreased $17.5 million, or 3.0%, compared to Q2 2024. Service expense at our NEMT segment decreased $0.4 million, service expense at our PCS segment decreased $16.3 million and service expense at our Monitoring segment decreased $0.7 million. The remaining change was related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q2 2025 decreased $5.5 million, or 7.2%, compared to Q2 2024. General and administrative expense at our NEMT segment decreased $3.9 million, at our PCS segment decreased $2.0 million, and at our Monitoring segment decreased by an immaterial amount. These decreases were partially offset by an increase in general and administrative expense at our Corporate and Other segment of $0.5 million. General and administrative expense, expressed as a percentage of service revenue, net decreased to 10.7% for Q2 2025 compared to 10.9% for Q2 2024. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization decreased $4.3 million, or 15.6% in Q2 2025 as compared to Q2 2024, primarily related to certain intangible assets being fully amortized during the second half of 2024.

Impairment of goodwill. Impairment of goodwill for Q2 2025 and Q2 2024 was $263.4 million and $105.3 million, respectively, and was driven by goodwill impairment charges recorded at both our PCS and Monitoring reporting units during Q2 2025 and at our Monitoring reporting unit during Q2 2024 as a result of our quantitative goodwill impairment test. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net, for Q2 2025 increased by $17.2 million, or 86.0%, compared to Q2 2024. The increase in interest expense was attributable to both the addition of new debt facilities and the higher interest rates associated with those facilities, relative to those in place during the prior period. Although we extinguished the 2025 Notes, overall interest expense remained elevated due to the issuance of the Second Lien Notes, the Term Loan Facility, and the Incremental Term Loan. Notably, the 2025 Notes carried a lower interest rate of 5.875%, whereas the Second Lien Notes bear a higher rate of 10.0%, reflecting our election to pay interest through payment-in-kind (PIK), whereby interest is added to the loan principal rather than paid in cash. All interest expense was recorded within the Corporate and Other segment. The interest expense on each respective debt facility for the Q2 2025 and Q2 2024 periods is included in the table below (in thousands):

	Three months ended June 30,
	2025	2024
2025 Notes	$—	$8,114
2029 Notes	3,049	6,641
Second Lien Notes	8,139	—
Term Loan Facility	13,340	—
Incremental Term Loan	5,645	—
Revolving Credit Facility	6,936	5,195
Total interest expense, net	$37,109	$19,950

Equity in net income (loss) of investee, net of tax. Our equity in net income of investee, net of tax, for Q2 2025 of $2.0 million and our equity in net loss of investee, net of tax, of $0.5 million for Q2 2024 was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax (provision) benefit. Our income tax provision for Q2 2025 and Q2 2024 resulted in an effective tax rate of negative 0.0% and 8.0%, respectively. For Q2 2025, the effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, changes to the valuation allowance and the nondeductible portion of the goodwill impairment. For Q2 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment.

Six months ended June 30, 2025 compared to Six months ended June 30, 2024

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2025, which we refer to as “YTD 2025”, and for the six months ended June 30, 2024, which we refer to as “YTD 2024” (in thousands):

	Six months ended June 30,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$1,310,207	100.0%	$1,382,750	100.0%

Operating expenses:
Service expense	1,123,635	85.8%	1,171,666	84.7%
General and administrative expense	149,170	11.4%	153,242	11.1%
Depreciation and amortization	46,933	3.6%	54,855	4.0%
Impairment of goodwill	263,394	20.1%	105,302	7.6%
Total operating expenses	1,583,132	120.8%	1,485,065	107.4%

Operating loss	(272,925)	(20.8)%	(102,315)	(7.4)%

Interest expense, net	75,946	5.8%	38,636	2.8%
Loss before income taxes and equity method investment	(348,871)	(26.6)%	(140,951)	(10.2)%
Income tax provision	(3,623)	(0.3)%	(9,015)	(0.7)%
Equity in net loss of investee, net of tax	(1,572)	(0.1)%	(1,218)	(0.1)%
Net loss	$(354,066)	(27.0)%	$(151,184)	(10.9)%

Service revenue, net. Consolidated service revenue, net, for YTD 2025 decreased $72.5 million, or 5.2%, compared to YTD 2024. This change was the result of a decrease in revenue of $47.6 million at our NEMT segment, a decrease in revenue of $21.5 million at our PCS segment, and a decrease in revenue of $3.5 million at our Monitoring segment. The remaining change was related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

Service expense. Service expense components are shown below (in thousands):

	Six months ended June 30,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$720,758	55.0%	$735,479	53.2%
Payroll and related costs	364,276	27.8%	394,469	28.5%
Other service expenses	38,601	2.9%	41,718	3.0%
Total service expense	$1,123,635	85.8%	$1,171,666	84.7%

Service expense for YTD 2025 decreased $48.0 million, or 4.1%, compared to YTD 2024. Service expense at our NEMT segment decreased $28.0 million, service expense at our PCS segment decreased $18.2 million, and service expense at our Monitoring segment decreased $1.4 million. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for YTD 2025 decreased $4.1 million, or 2.7%, compared to YTD 2024. General and administrative expense at our NEMT segment decreased $7.9 million, at our PCS segment decreased $3.9 million, and at our Monitoring segment decreased by an immaterial amount. These decreases were partially offset by an increase in general and administrative expense at our Corporate and Other segment of $7.9 million. General and administrative expense, expressed as a percentage of service revenue, net increased to 11.4% for YTD 2025 compared to 11.1% for YTD 2024. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization decreased $7.9 million, or 14.4% in YTD 2025 as compared to YTD 2024, primarily related to certain intangible assets being fully amortized during the second half of 2024.

Impairment of goodwill. Impairment of goodwill for YTD 2025 and YTD 2024 was $263.4 million and $105.3 million, respectively, and was driven by goodwill impairment charges that were recorded at both our PCS and Monitoring reporting units during YTD 2025 and at our Monitoring reporting unit during YTD 2024, as a result of our quantitative goodwill impairment test. See Note 7, Goodwill and Intangible Assets.

Interest expense, net. Interest expense, net for YTD 2025 increased by $37.3 million, or 96.6%, compared to YTD 2024. The increase in interest expense was attributable to both the addition of new debt facilities and the higher interest rates associated with those facilities, relative to those in place during the prior period. Although we extinguished the 2025 Notes, overall interest expense remains elevated due to the issuance of the Second Lien Notes, the Term Loan Facility, and the Incremental Term Loan. Interest expense was recorded at our Corporate and Other segment. The interest expense on each respective debt facility for the YTD 2025 and YTD 2024 periods is included in the table below (in thousands):

	Six months ended June 30,
	2025	2024
2025 Notes	$—	$16,216
2029 Notes	8,772	13,272
Second Lien Notes	16,004	—
Term Loan Facility	26,610	—
Incremental Term Loan	10,753	—
Revolving Credit Facility	13,807	9,148
Total interest expense, net	$75,946	$38,636

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax for YTD 2025 of $1.6 million and our equity in net loss of investee, net of tax for YTD 2024 of $1.2 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our income tax provision for YTD 2025 and YTD 2024 resulted in an effective tax rate of negative 1.0% and 6.4%, respectively. The YTD 2025 effective tax rate differed from the U.S. federal statutory rate, primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, changes to the valuation allowance and the nondeductible portion of the goodwill impairment. The YTD 2024 effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment.

Results of Operations - Segments

The following tables set forth certain financial information attributable to our business segments for the three and six months ended June 30, 2025 and 2024:

NEMT Segment

(in thousands, except for revenue per member per month, revenue per trip, and service expense per trip)

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$473,335	100.0%	$490,677	100.0%	$922,342	100.0%	$969,983	100.0%

Service expense	427,569	90.3%	427,956	87.2%	823,583	89.3%	851,613	87.8%
General and administrative expense	29,217	6.2%	33,123	6.8%	57,001	6.2%	64,943	6.7%
Depreciation and amortization	7,579	1.6%	7,598	1.5%	15,135	1.6%	14,957	1.5%
Operating income	$8,970	1.9%	$22,000	4.5%	$26,623	2.9%	$38,470	4.0%

Business Metrics(1)
Total paid trips	9,036		9,031		17,494		17,839
Average monthly members	23,849		29,703		23,702		29,387

Revenue per member per month	$6.62		$5.51		$6.49		$5.50
Revenue per trip	$52.38		$54.33		$52.72		$54.37
Service expense per trip	$47.32		$47.39		$47.08		$47.74
Utilization	12.6%		10.1%		12.3%		10.1%

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

Service revenue, net. Service revenue, net, decreased $17.3 million, or 3.5%, as compared to Q2 2024 and decreased $47.6 million, or 4.9%, in YTD 2025 as compared to YTD 2024. The decrease in service revenue, net, during both periods was related to a decrease in revenue per trip by 3.6% during Q2 2025 as compared to Q2 2024 and by 3.0% during YTD 2025 as compared to YTD 2024. For Q2 2025 as compared to Q2 2024, total paid trips increased by 0.1% and for YTD 2025 as compared to YTD 2024, total paid trips decreased by 1.9%. For Q2 2025 as compared to Q2 2024 and for YTD 2025 as compared to YTD 2024, there was a decrease in average monthly members of 19.7% and 19.3%, respectively. While average monthly membership decreased for the QTD and YTD periods, the revenue received per member per month increased by 20.1% and 18.0% over the same periods, which partially offset the decrease to revenue during both 2025 periods.

The change in average monthly members was correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared-risk of transportation volumes. Declines in membership over the periods presented were anticipated and related to Medicaid redetermination, along with certain contract losses. While membership decreased, revenue had an offsetting increase due to increases in the average rate received per member, which increases in line with increases in utilization for certain shared-risk contracts.

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

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$376,640	79.6%	$372,579	75.9%	$720,758	78.1%	$735,479	75.8%
Payroll and related costs	38,697	8.2%	42,619	8.7%	78,555	8.5%	90,777	9.4%
Other service expenses	12,232	2.6%	12,758	2.6%	24,270	2.6%	25,357	2.6%
Total service expense	$427,569	90.3%	$427,956	87.2%	$823,583	89.3%	$851,613	87.8%

Service expense decreased $0.4 million, or 0.1%, for Q2 2025 as compared to Q2 2024, primarily related to a decrease in payroll and related costs and other service expenses of $4.4 million, or 8.0%, as compared to Q2 2024, partially offset by an increase in purchased services expense of $4.1 million, or 1.1% as compared to Q2 2024. The decrease in payroll and related costs and other service expenses was the result of ongoing cost optimization and digitization efforts in our contact centers as a result of initiatives that were launched in 2024. Service expense decreased $28.0 million, or 3.3%, for YTD 2025 as compared to YTD 2024, primarily related to a decrease in purchased services expense of $14.7 million, or 2.0%, paired with a decrease in payroll and related costs and other service expenses of $13.3 million, or 11.5%. The decrease in purchased services expense during YTD 2025 was partially driven by the 1.9% decrease in trip volume as compared to YTD 2024. The decrease in payroll and related costs over the period was the result of ongoing cost optimization and digitization efforts in our contact centers as a result of initiatives that were launched in 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $3.9 million, or 11.8%, for Q2 2025 compared to Q2 2024 and decreased $7.9 million, or 12.2%, for YTD 2025 as compared to YTD 2024. The decrease was primarily related to lower salaries and personnel expenses for administrative employees as a result of continued efforts to improve operational efficiency.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent during both Q2 2025 and YTD 2025 as compared to Q2 2024 and YTD 2024, respectively.

PCS Segment

(in thousands, except service revenue per hour and service expense per hour)

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$166,888	100.0%	$186,610	100.0%	$348,675	100.0%	$370,178	100.0%

Service expense	133,615	80.1%	149,866	80.3%	281,133	80.6%	299,304	80.9%
General and administrative expense	21,857	13.1%	23,897	12.8%	44,441	12.7%	48,329	13.1%
Depreciation and amortization	9,352	5.6%	12,793	6.9%	18,786	5.4%	25,588	6.9%
Impairment of goodwill	211,780	126.9%	—	—%	211,780	60.7%	—	—%
Operating income (loss)	$(209,716)	(125.7)%	$54	—%	$(207,465)	(59.5)%	$(3,043)	(0.8)%

Business Metrics(1)
Total hours	6,253		7,048		13,071		14,013
Service revenue per hour	$26.69		$26.48		$26.68		$26.42
Service expense per hour	$21.37		$21.26		$21.51		$21.36

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, decreased $19.7 million, or 10.6%, for Q2 2025, as compared to Q2 2024, primarily due to 11.3% lower hours worked by personal care providers during Q2 2025 as compared to Q2 2024. Service revenue, net, decreased by $21.5 million, or 5.8%, for YTD 2025 as compared to YTD 2024, primarily due to 6.7% lower hours worked by personal care providers during YTD 2025 as compared to YTD 2024.

Service expense. Service expense for our PCS segment primarily consists of wages for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$131,429	78.8%	$147,938	79.3%	$276,764	79.4%	$294,791	79.6%
Other service expenses	2,186	1.3%	1,928	1.0%	4,369	1.3%	4,513	1.2%
Total service expense	$133,615	80.1%	$149,866	80.3%	$281,133	80.6%	$299,304	80.9%

Service expense for Q2 2025 decreased $16.3 million, or 10.8%, as compared to Q2 2024, primarily as a result of a decrease in payroll and related costs of $16.5 million, or 11.2%, as a result of the 11.3% decrease in hours of service provided by our personal care providers during Q2 2025 as compared to Q2 2024. Service expense for YTD 2025 decreased by $18.2 million, or 6.1%, as compared to YTD 2024, primarily as a result of a decrease in payroll and related costs of $18.0 million, or 6.1%, as a result of the 6.7% decrease in hours of service provided by our personal care providers during YTD 2025 as compared to YTD 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $2.0 million, or 8.5%, for Q2 2025 as compared to Q2 2024 and general and administrative expense decreased by $3.9 million, or 8.0%, for YTD 2025 as compared to YTD 2024. The decreases are primarily related to lower salaries and personnel expenses for administrative employees as a result of continued efforts to improve operational efficiency.

Depreciation and amortization expense. Depreciation and amortization expense for Q2 2025 decreased by $3.4 million, or 26.9%, as compared to Q2 2024 and for YTD 2025 decreased by $6.8 million, or 26.6%, as compared to YTD 2024, primarily related to certain intangible assets being fully amortized during the second half of 2024.

Impairment of goodwill. As a result of our quantitative goodwill assessment, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $211.8 million during Q2 2025 and YTD 2025. During Q2 2024 and YTD 2024, we did not record any impairment charge on the goodwill at our PCS reporting unit. See Note 7, Goodwill and Intangible Assets for additional details.

Monitoring Segment

(in thousands, except revenue per member per month and service expense per member per month)

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$17,482	100.0%	$19,025	100.0%	$35,607	100.0%	$39,127	100.0%

Service expense	7,503	42.9%	8,175	43.0%	15,176	42.6%	16,538	42.3%
General and administrative expense	5,944	34.0%	6,008	31.6%	11,352	31.9%	11,448	29.3%
Depreciation and amortization	5,911	33.8%	7,087	37.3%	11,961	33.6%	13,761	35.2%
Impairment of goodwill	51,614	295.2%	105,302	553.5%	51,614	145.0%	105,302	269.1%
Operating loss	$(53,490)	(306.0)%	$(107,547)	(565.3)%	$(54,496)	(153.0)%	$(107,922)	(275.8)%

Business Metrics(1)
Average monthly members	224		246		228		248
Revenue per member per month	$26.01		$25.78		$26.03		$26.30
Service expense per member per month	$11.17		$11.08		$11.09		$11.11

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

Service revenue, net. Monitoring contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue was generally driven by the number of enrolled members and the rate received per member per month. Service revenue, net, decreased $1.5 million, or 8.1%, for Q2 2025 as compared to Q2 2024, primarily related to a 8.9% decrease in average monthly members. Service revenue, net, decreased by $3.5 million, or 9.0%, for YTD 2025 as compared to YTD 2024, primarily related to a 8.1% decrease in average monthly members from YTD 2024 to YTD 2025 paired with a 1.0% decrease in revenue per member per month.

Service expense. Service expense for our Monitoring segment primarily consists of salaries for the employees providing the monitoring services as well as occupancy costs. Service expense components for our Monitoring segment are shown below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$4,258	24.4%	$4,233	22.2%	$8,509	23.9%	$8,569	21.9%
Other service expenses	3,245	18.6%	3,942	20.7%	6,667	18.7%	7,969	20.4%
Total service expense	$7,503	42.9%	$8,175	43.0%	$15,176	42.6%	$16,538	42.3%

Service expense decreased $0.7 million, or 8.2%, for Q2 2025 as compared to Q2 2024, primarily related to a decrease in other service expenses of $0.7 million, or 17.7%. Other service expenses decreased as a result of lower device installation costs related to the 8.9% decrease in average monthly members. Service expense decreased by $1.4 million, or 8.2%, for YTD 2025 as compared to YTD 2024, primarily related to a decrease in other service expenses of $1.3 million, or 16.3%, also driven by lower device installation costs related to the 8.1% decrease in average monthly members.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense, expressed as a percentage of segment service revenue, net increased to 34.0% for Q2 2025 compared to 31.6% for Q2 2024 and increased to 31.9% for YTD 2025 compared to 29.3% for YTD 2024. This modest increase for both QTD and YTD periods was due, in part, to lower service revenue, net, for each period as well as higher temporary labor costs.

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.2 million, or 16.6%, for Q2 2025 compared to Q2 2024 and decreased $1.8 million, or 13.1%, for YTD 2025 compared to YTD 2024. The decrease in depreciation and amortization expense during both periods was primarily related to certain intangible assets being fully amortized during the second half of 2024.

Impairment of goodwill. As a result of our quantitative goodwill assessment, we determined that the goodwill within our Monitoring reporting unit was impaired which resulted in an impairment of goodwill charge of $51.6 million during Q2 2025 and YTD 2025 and of $105.3 million during Q2 2024 and YTD 2024. See Note 7, Goodwill and Intangible Assets for additional details.

Corporate and Other Segment

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service revenue, net	$1,848	$1,987	$3,583	$3,462

Service expense	1,960	2,103	3,743	4,211
General and administrative expense	13,563	13,037	36,376	28,522
Depreciation and amortization	572	274	1,051	549
Operating loss	$(14,247)	$(13,427)	$(37,587)	$(29,820)

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

General and administrative expense and Depreciation and amortization. Our Corporate and Other segment includes costs associated with the strategic oversight and governance of our operating segments. These expenses are primarily general and administrative expenses, with a small portion related to depreciation. The general and administrative expense increased $0.5 million, or 4.0%, for Q2 2025 compared to Q2 2024 and increased $7.9 million, or 27.5%, for YTD 2025 compared to YTD 2024. This increase was primarily related to higher professional service costs for contract and consulting services, as well as elevated legal expenses, both related to the Company's debt transactions that occurred during the first quarter of 2025.

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

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts, interest expense on outstanding borrowings, costs associated with our strategic initiatives, and short-term debt and borrowings under our Credit Agreement. As explained below under the caption "Liquidity and Going Concern," various factors exist that have raised substantial doubt about our ability to meet all of our obligations as they become due over the next twelve months and to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, including through additional financing and strategic divestitures of assets, based on our current expectations, our current sources of liquidity, including available cash on hand, cash generated from operations, net of capital expenditures, and borrowings under our Revolving Credit Facility, Term Loan Facility and Incremental Term Loan (as defined below), will not be sufficient to satisfy our short-term capital requirements for a period of one year from the date of issuance of these unaudited condensed consolidated financial statements.

Accordingly, on August 20, 2025, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and we expect to continue to manage our operations as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For information regarding our long-term capital requirements, see below under the caption "Liquidity and Going Concern".

Cash used in operating activities during the six months ended June 30, 2025 was $104.3 million. Our balance of cash and cash equivalents, excluding restricted cash, was $76.4 million and $112.6 million at June 30, 2025 and December 31, 2024, respectively. We had restricted cash of $13.4 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2025 cash flows compared to YTD 2024

Operating activities. Cash used in operating activities was $104.3 million for YTD 2025 compared to cash used in operating activities of $45.7 million for YTD 2024. The decrease in cash provided by operating activities of $58.6 million between periods was primarily a result of an increase in the net loss in YTD 2025 as compared to YTD 2024 primarily as a result of higher interest expense of $37.3 million during the period as well as a decrease in cash provided by changes in operating assets and liabilities of $20.5 million. The changes in operating assets and liabilities were partly driven by a use of cash for short-term deposits of $30.8 million which was the result of additional cash collateral paid on several of our performance bonds during YTD 2025. The decrease in cash from the changes in operating assets and liabilities was also driven by a use of cash for accrued transportation costs of $27.2 million related to timing of vendor payments and a decrease in cash collected on our accounts receivable and other receivables of $24.6 million, primarily related to a build in receivables due to timing of cash receipts on our trade accounts receivable and other receivables. These decreases were offset by an increase in cash related to our contract payables of $29.5 million related to a build in contract payables on certain risk corridor and reconciliation contracts as compared to YTD 2024 as well as an increase in cash collected on contract receivables, including long-term contract receivables, of $24.1 million during YTD 2025 related to cash collected on certain risk corridor and reconciliation contracts.

Investing activities. Net cash used in investing activities was $10.7 million in YTD 2025, which decreased by $3.8 million as compared to YTD 2024. This decrease was related to less cash used for purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $91.7 million for YTD 2025 compared to $68.6 million for YTD 2024. The increase of $23.1 million was primarily a result of the issuance of the Incremental Term Loan in the aggregate principal amount of $75.0 million as well as net cash received from the Purchase of Second Lien Notes by the Coliseum Investors, which resulted in additional cash of $30.0 million, partially offset by us being fully drawn on our Revolving Credit Facility during YTD 2025 as compared to YTD 2024 when we borrowed $69.2 million on our Revolving Credit Facility. as well as higher debt issuance costs of $9.9 million during YTD 2025 related to the issuance of the Incremental Term Loan and the Fifth Amendment to the Credit Agreement.

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

Pursuant to the Fifth Amendment to the Credit Agreement dated January 9, 2025, we entered into a privately negotiated exchange agreement with holders of our 2029 Notes to exchange up to $251.0 million in principal of the 2029 Notes for an equivalent principal amount of Second Lien Notes to be issued by us, subject to the receipt of Exit Consents to make certain amendments to the indenture governing the 2029 Notes to permit the Exchange and remove certain other covenants. On March 7, 2025, upon receipt of the requisite Exit Consents, we, the guarantors party to the 2029 Notes Indenture, and Wilmington Savings Fund Society, FSB (as the successor to the Bank of New York Mellon Trust Company, N.A.), as trustee, entered into the Fifth Supplemental Notes Indenture to the 2029 Notes Indenture to effect the amendments. The Exchange was consummated and the Second Lien Notes were issued on March 7, 2025 pursuant to, and governed by, the Second Lien Notes Indenture, among us, the Guarantors and Ankura Trust Company, LLC, as Trustee and Notes Collateral Agent.

In addition to the Exchange of $251.0 million of 2029 Notes for Second Lien Notes, on January 9, 2025, we entered into a Purchase and Exchange Agreement with the Coliseum Investors under which the Coliseum Investors agreed, subject to approval of our stockholders, (a) to Purchase $30.0 million in aggregate principal amount of our Second Lien Notes and (b) to exchange approximately $20.2 million in aggregate principal amount of our 2029 Notes held by the Coliseum Investors for an equivalent principal amount of the Second Lien Notes. The Coliseum Transactions were approved during the Special Meeting with the Stockholders held on March 13, 2025. On March 14, 2025, we, the Guarantors, the Trustee and the Notes Collateral Agent entered into the First Supplemental Indenture to the Second Lien Notes Indenture, pursuant to which we issued $50.2 million of Second Lien Notes to the Coliseum Investors. The Exchange and the Coliseum Transactions were treated as a debt modification and third party fees of $2.5 million were expensed as incurred. As of the date of the Exchange and Coliseum Transactions, the remaining unamortized debt issuance costs of $8.3 million on the 2029 Notes were bifurcated and allocated ratably between the 2029 Notes and the Second Lien Notes, of which $3.8 million of unamortized deferred financing costs were allocated to the 2029 Notes and $4.5 million of unamortized deferred financing costs were allocated to the Second Lien Notes and were netted against the outstanding principal balance on the unaudited condensed balance sheets.

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

As a result of the Exchange and the Coliseum Transactions, the principal balance of the 2029 Notes as of June 30, 2025 was reduced to $228.8 million from the principal balance of $500.0 million as of December 31, 2024 and the principal balance of the Second Lien Notes as of June 30, 2025 was $316.2 million, which includes $15.1 million of PIK interest related to the Company's election to make its initial interest payment for the interest period from October 1, 2024 through March 31, 2025 as PIK in lieu of a cash payment.

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

Pursuant to the Fifth Amendment to the Credit Agreement and the covenant relief that was provided, we were granted a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025. As the Term Loan Facility and the Incremental Term Loan, discussed below, are subject to the provisions of the Credit Agreement, this covenant holiday also applies to these facilities.

Term Loan Facility. On July 1, 2024, pursuant to the Third Amendment, we established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem our 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. We incurred approximately $26.9 million of deferred financing costs with respect to the Term Loan Facility, including a $2.5 million PIK Consent Fee.

The Term Loan Facility matures on the earlier of (a) July 1, 2031 and (b) July 2, 2029 if any of the 2029 Notes remain outstanding on that date. Principal payments on the Term Loan Facility are required on a quarterly basis, commencing with the quarter ended September 30, 2024, in the amount equal to 0.25% of the aggregate principal amount of the Term Loan Facility outstanding on the date of issuance. All unpaid amounts of the Term Loan Facility shall be paid in full on the maturity date. The Term Loan Facility requires annual prepayments of a percentage of Excess Cash Flow (as defined in the amended Credit Agreement); commencing with the year ending December 31, 2025 as follows: (i) 75.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 4.40:1.00, (ii) 50.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.90:1:00, but less than or equal to 4.40:1.00, (iii) 25.0% if the Total Net Leverage Ratio as of the last day of such period was greater than 3.40:1.00, but less than or equal to 3.90:1.00, and (iv) 0.0% if the Total Net Leverage Ratio as of the last day of such period was less than or equal to 3.40:1.00. The Term Loan Facility also requires mandatory prepayments in the event of certain asset dispositions or casualty events. In addition, the Term Loan Facility is subject to a prepayment premium for the first six months after entering into the Third Amendment in the event of any repricing transaction.

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

DIP Credit Agreement. With the approval of the Bankruptcy Court, we entered into a DIP Credit Agreement with the DIP Lenders and Wilmington Trust, N.A. as administrative agent and collateral agent. Pursuant to the DIP Credit Agreement, the DIP Lenders have agreed, upon the terms and conditions set forth therein, to make available a senior secured superpriority priming debtor-in-possession term loan credit facility in an aggregate principal amount of up to $100.0 million (the “DIP Facility”), consisting of providing an initial draw of up to $62.5 million in new money term loans following entry of an interim order and a subsequent draw of up to $37.5 million in new money term loans upon entry of a final order. Borrowings under the DIP Facility are senior secured obligations, secured by a super-priority lien on the collateral under the DIP Facility, which includes substantially all of our assets and is used to fund working capital and certain permitted administrative expenses during the pendency of the Chapter 11 Cases and to make certain other payments and for other general corporate purposes, in each case in accordance with the terms of the DIP Credit Agreement.

The DIP Facility matures on the earliest to occur of: (a) the six month anniversary of the Closing Date (as defined in the DIP Credit Agreement); provided that such date may be extended to the nine month anniversary of the Closing Date 2026 with the written consent of the Required DIP Lenders (as defined in the DIP Credit Agreement) following the request by the Borrower (as defined in the DIP Credit Agreement) prior to January 31, 2026; (b) the effective date of a chapter 11 plan of any Debtor that has been confirmed by an order entered by the Bankruptcy Court; (c) dismissal of any of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases into a case under Chapter 7 of the Bankruptcy Code; (d) the acceleration of the Term Loans (as defined in the DIP Credit Agreement) and the termination of all Commitments (as defined in the DIP Credit Agreement); and (e) the closing of a sale of all or substantially all assets or equity of the Loan Parties (other than to another Loan Party) (as each of such terms is defined in the DIP Credit Agreement). The DIP Loans will accrue an interest rate, payable in cash, of either (a) SOFR plus 7.00% per annum or (b) Alternate Base Rate plus 6.00% per annum. Fees and expenses on the DIP Facility include: (a) as stipulated by the Plan, a backstop premium (the “DIP Backstop Premium”) equal to 20.0% of our reorganized pro forma equity, subject to dilution by the management incentive plan, the New Warrants issued to the Second Lien Noteholders, and potentially the Equity Rights Offering; (b) as stipulated by the DIP Credit Agreement, an original issue discount of 2.00% of the DIP Facility commitments netted from proceeds at issuance; and (c) as stipulated by the DIP Credit Agreement, an exit fee of 3.00% of the DIP Facility commitments, which is due and payable in cash upon termination of the DIP Facility commitments.

The DIP Credit Agreement contains various customary representations, warranties and covenants including customary negative covenants for debtor-in-possession loan agreements of this type. These negative covenants restrict our ability to, among other things, incur additional indebtedness, create liens on assets, engage in mergers, consolidations, sales of assets and dispositions, make investments, loans, advances, guarantees, or acquisitions. The DIP Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with covenants, are subject to certain risk factors; see Part II, Item 1A. "Risk Factors" in this report and Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K for further discussion. Additionally, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events.

For additional information related to our 2029 Notes, Second Lien Notes, Revolving Credit Facility, Term Loan Facility, and Incremental Term Loan, refer to Note 9, Debt, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Liquidity and Going Concern

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet our return on investment objectives. Our liquidity position is supported by management of liquid assets and cash requirements and access to alternative sources of funds. Liquid assets include cash and cash equivalents, excluding restricted cash, of $76.4 million and accounts receivable, contract receivables, and other receivables of $392.6 million as of June 30, 2025. Cash requirements over the next 12 months, which totaled $935.9 million as of June 30, 2025 as detailed in the table below, included $130.7 million in guarantees and letters of credit that are not expected to be settled in cash in the next 12 months. As a result of the Chapter 11 Cases, certain of the liabilities included within the table were identified as being subject to compromise and were subsequently classified as liabilities subject to compromise in accordance with ASC 852.

Management’s assessment of our liquidity is highly dependent on our ability to meet operating forecasts, including cash generated by operations, and manage working capital, including specifically the timely collection of outstanding contract receivables, which had a short-term balance of $115.6 million at June 30, 2025. We have a history of operating losses and expect to continue to generate negative cash flows from operations in the near term. We have continued to experience financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of certain contracts, and membership declines. Additionally, we have experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between fulfilling our performance obligations and collecting the cash owed for our services. These factors have negatively impacted and are anticipated to continue to negatively impact cash flow generation and liquidity.

During the first quarter of 2025, we entered into the Fifth Amendment to our Credit Agreement (see Note 9, Debt for further details) which, among other things, established an Incremental Term Loan in an aggregate principal amount of $75.0 million. The Incremental Term Loan was a short-term facility with a maturity date of January 10, 2026 and, as a result of the factors described above, we determined that we would require additional liquidity in order to satisfy our existing debt obligations due within one year, which included the $75.0 million principal amount of the Incremental Term Loan as well as $5.3 million of current principal payments on the Term Loan Facility. Further, if we were to repay the principal balance of our Incremental Term Loan at maturity, we, absent the consummation of any financing or strategic transaction (discussed further below), would be unable to meet our minimum liquidity covenant of $25.0 million. We were granted a covenant holiday through the second quarter of 2025. However, we would not have the ability to meet the Total Net Leverage Ratio covenant when it returns to 6.75:1.00 or the minimum Interest Coverage Ratio when it returns to 1.65:1.00 for the quarter ended September 30, 2025, when the covenant holiday is no longer in place.

For the reasons detailed above, we filed the Chapter 11 Cases and we expect to continue to manage our operations as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.

The Plan was confirmed by the Bankruptcy Court on December 15, 2025. While management believes that the Restructuring through the Chapter 11 Cases will allow us to successfully emerge from the Chapter 11 Cases and continue to operate as a viable going concern, the Plan may never become effective, the restructuring and recapitalization transactions contemplated by the RSA and the Restructuring Term Sheet may never be consummated, the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries, and the Chapter 11 Cases may be converted into cases under Chapter 7 of the Bankruptcy Code. Specific terms of the RSA and Restructuring Term Sheet are included in Note 15, Subsequent Events.

These factors raise substantial doubt about our ability to satisfy our obligations as they become due within one year from the issuance date of the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, our ability to implement a comprehensive restructuring, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Restructuring to meet our obligations and operating requirements as they become due. Accordingly, management can provide no assurance that the transactions described therein will be consummated. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

As of June 30, 2025 and prior to the considerations of the Chapter 11 Cases, we had cash requirements of $935.9 million due in one year or less in addition to $1,356.2 million due in more than one year. The following is a summary of our future cash requirements for the next twelve months and the period extending beyond twelve months as of June 30, 2025 (in thousands):

	At June 30, 2025
		Less than	Greater than
	Total	1 Year	1 Year
2029 Notes(1)	$228,835	$—	$228,835
Second Lien Notes(1)	301,165	—	301,165
Term Loan Facility(1)	519,750	5,250	514,500
Revolving Credit Facility(1)	269,000	269,000	—
Incremental Term Loan(1)	75,000	75,000	—
Interest(2)	358,162	111,204	246,958
PIK debt transaction costs(3)	9,152	4,305	4,847
PIK interest election(4)	15,495	—	15,495
Contract payables(5)	21,529	21,529	—
Transportation costs(6)	80,123	80,123	—
Deferred tax liabilities(7)	13,471	—	13,471
Operating leases(8)	37,900	8,271	29,629
Guarantees(9)	76,417	75,090	1,327
Letters of credit(9)	55,576	55,576	—
Other current cash obligations(10)	230,592	230,592	—
Total	$2,292,167	$935,940	$1,356,227

(1)Amounts reflect the aggregate principal amounts outstanding on our 2029 Notes, Second Lien Notes, Term Loan Facility, Revolving Credit Facility and Incremental Term Loan. See Note 2 below for the future interest amounts on these facilities and Notes 3 and 4 below for the PIK debt transaction costs and the elected PIK interest on certain of these facilities as of June 30, 2025. See Note 9 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our 2029 Notes, Second Lien Notes, Term Loan Facility, Revolving Credit Facility and Incremental Term Loan and the timing of expected future payments.
(2)Interest payments on our 2029 Notes are typically paid semi-annually in arrears and have been calculated at the fixed rate of 5.00% as of June 30, 2025. Interest payments on our Second Lien Notes are typically paid semi-annually in arrears at the fixed rate of 5.00% if the interest payment is made in cash and 10.00% if interest is PIK. We elected to PIK the interest for the period October 1, 2024 through March 31, 2025 and accordingly, this PIK interest is included within the "PIK interest election" total within the table. Subsequent interest payments are included within the "Interest" total within the table. Interest payments on our Term Loan Facility are typically paid quarterly in arrears and have been calculated at the interest rate of 9.05% as of June 30, 2025. Interest payments on our Revolving Credit Facility have been calculated by taking the expected borrowing on the Facility for the next year at the weighted average interest rate of borrowings outstanding as of June 30, 2025 of 8.67%. Interest payments on our Incremental Term Loan are typically paid quarterly in arrears and have been calculated at the interest rate of 11.71% as of June 30, 2025. Interest payments on our Letters of Credit ("LOCs") have been calculated by taking the expected LOCs outstanding for the next year at the fixed rate of 4.25% as of June 30, 2025.
(3)PIK debt transaction costs relate to a 0.50% Consent Fee charged on both the Term Loan Facility and the Revolving Credit Facility for $2.5 million and $1.7 million, respectively, in addition to a 5.0% Backstop Fee charged on the Incremental Term Loan for $3.8 million. Since the debt transaction costs are PIK, the Consent Fees and the Backstop Fee are capitalized to the principal balance of the respective facility and amortized over the term of the respective facility. This balance also includes the interest expense associated with the PIK Consent and Backstop fees at the rate effective for each respective facility as of June 30, 2025.
(4)The PIK interest reflects our election to PIK the interest payment on the Second Lien Notes for the interest period October 1, 2024 through March 31, 2025 as well as our election to PIK the interest on the Consent Fee for the Revolving Credit Facility which was calculated at the interest rate of 8.67% as of June 30, 2025.
(5)See Note 4 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for further detail of our contracts payable.
(6)See Note 1 of the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2024 Form 10-K for further detail of our accrued transportation cost.
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
(10)These include other current liabilities reflected in our unaudited condensed consolidated balance sheets as of June 30, 2025, including accounts payable and accrued expenses as detailed at Note 8 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Our primary sources of funding include operating cash flows, borrowing under the Revolving Credit Facility and access to capital markets, however there are statutory, regulatory, and debt covenant limitations that affect our ability to access the capital market for funds. Management expects that such limitations are likely to impact our ability to meet our ongoing short-term cash obligations and on August 20, 2025, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code to modify our capital structure by restructuring portions of our debt and providing additional liquidity under the DIP Facility. Management continuously monitors our liquidity position and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our Revolving Credit Facility, our Term Loan Facility and our Incremental Term Loan, which have variable interest rates that may increase. We had a combined $347.8 million of short-term debt outstanding on the Revolving Credit Facility, the current portion of the Term Loan Facility and the Incremental Term Loan and $55.6 million of outstanding letters of credit under the Revolving Credit Facility at June 30, 2025. We had $495.2 million of long-term debt outstanding on the long-term portion of the Term Loan Facility at June 30, 2025. Interest rates on the outstanding principal amount of the Revolving Credit Facility vary and accrue at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the Credit Agreement, in each case, plus an applicable margin. Interest rates on the outstanding principal amount of the Term Loan Facility vary and accrue at a per annum rate equal to the SOFR-based benchmark, a prime rate, or other alternate base rate, as applicable and each as defined in the amended Credit Agreement, in each case plus an applicable margin. Interest rates on the outstanding principal amount of the Incremental Term Loan vary and accrue at a per annum rate equal to the SOFR-based benchmark plus 7.50%, with a 1.00% SOFR Floor. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding on the Revolving Credit Facility as of June 30, 2025 was outstanding for the entire fiscal year and each of our debt facilities that accrue interest at variable rates were also held constant with an assumed one-percentage point increase in interest rates. Based on this analysis, the one-percentage point increase would have an approximate $8.7 million negative impact on our pre-tax earnings. As discussed elsewhere, our capital structure may be modified as a result of the Chapter 11 Cases, including by restructuring our Revolving Credit Facility, Term Loan Facility, and Incremental Term Loan and other debt, and providing additional liquidity under the DIP Facility.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2025 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

As described above in Note 15, Subsequent Events, on August 20, 2025, we commenced Chapter 11 Cases in the Bankruptcy Court. In addition, we entered into the RSA with the Consenting Creditors, pursuant to which we have agreed on the principal terms of a proposed financial restructuring of the Company to be implemented through the Chapter 11 Cases. Our various legal proceedings have been automatically stayed as a result of the Chapter 11 Cases, with such stay to be lifted upon the effectiveness of the Plan.

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

Item 1A. Risk Factors.

The risks described under the caption “Risk Factors” in our 2024 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and could cause the trading price of our common stock to decline. There have been no material changes from the risk factors disclosed in the 2024 Form 10-K, except as otherwise set forth below.

Risks Related to the Chapter 11 Cases

We filed for reorganization under Chapter 11 on August 20, 2025 and are subject to risks and uncertainties associated with the Chapter 11 Cases.

We have entered into the RSA and commenced, along with certain of our subsidiaries, the Chapter 11 Cases. The RSA contemplates a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through the Chapter 11 Cases. We plan to continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. Our senior management has spent, and so long as the Chapter 11 Cases continue, will continue to spend, a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. Furthermore, we may not realize any or all of the intended benefits of the Chapter 11 Cases.

Other significant risks and uncertainties associated with the Chapter 11 Cases include following:

•our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as a debtor-in-possession;
•we may not be able to consummate the Plan as outlined in the RSA or may be delayed in doing so;
•we may be unable to generate sufficient cash flows or obtain sufficient financing to fund both operations and the costs of our Chapter 11 Cases, particularly if the Chapter 11 Cases extend beyond the maturity date of our proposed DIP Facility;
•we may be unable to maintain relationships with vendors, customers, employees and other third parties as a result of the Chapter 11 Cases;
•we may not be able to continue to invest in our products and services, which could hurt our competitiveness; and
•we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all.

Because of the risks and uncertainties associated with the Chapter 11 Cases, the ultimate impact that the events that occur during these proceedings will have on our business, financial condition and results of operations cannot be predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.

If the RSA is terminated, our ability to consummate the Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims against the Company as contemplated by the RSA.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the proposed RSA, including the timely satisfaction of milestones for the progress of the Chapter 11 Cases, including, among other things, to consummate the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, certain transactions are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities.

Our business could suffer from a long and protracted restructuring.

Our future results are dependent upon the timely implementation of a Chapter 11 plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity and customers and other counterparties may not want to do business with us while we are in bankruptcy. Failure to consummate a Chapter 11 plan in a timely manner may harm our ability to finance adequately our operations, and there is a significant risk that the value of the Company would be substantially eroded to the detriment of all stakeholders. If a Chapter 11 plan that complies with the applicable provisions of the Bankruptcy Code cannot be consummated, we would have to pursue other strategic options to address the impact of our outstanding indebtedness. Any other strategic option that we pursue, including any recapitalization, restructuring, reorganization, bankruptcy, or liquidation, may not be successful.

For as long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. If we are unable to continue to fund our operations, our chances of successfully reorganizing our business may be seriously jeopardized and the likelihood that we instead will be required to liquidate our assets may be enhanced.

We cannot assure you that we will be able to achieve our goals after the Plan is consummated and we emerge from Chapter 11 protection.

The Plan was confirmed by the Bankruptcy Court on December 15, 2025. However, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases even if and after the Plan is consummated. Accordingly, we cannot assure you that we will achieve our stated goals after consummation of the Plan.

Furthermore, we may need to raise funds through public or private debt or equity financing or other various means to fund our business after emergence from Chapter 11 protection. We may not be able to obtain sufficient funds when needed or on favorable terms. Our operating results may also be adversely affected by any reluctance of payors or other customers to do business with a company that recently emerged from Chapter 11 protection or from any decline in payors or other customers resulting from our operation under new equity ownership.

Although our Plan contemplates reducing our debt by approximately $1.1 billion, we cannot assure you that we will be able to successfully meet our debt service costs or our planned continuing obligations after emergence from Chapter 11 protection. Any failure to pay our debt service obligations or to obtain cost savings upon emergence could materially impair our ability to operate profitably and result in our inability to continue as a going concern.

As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.

We expect our financial results to continue to be volatile until we are able to emerge from Chapter 11, if at all, as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

The Chapter 11 Cases will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

Management has spent a significant amount of time and effort focusing on the entry into the RSA and the Chapter 11 Cases, and while the Chapter 11 Cases continue, our management will be required to continue to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.

Upon our emergence from bankruptcy, if at all, the composition of our Board of Directors may change.

Under the Plan, the composition of our Board may change. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

Substantial doubt exists about our ability to meet our obligations as they come due within one year from the date of issuance of the financial statements included within this report and the Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.

We have experienced financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of contracts, membership declines, and a lengthened time interval between earning revenue and collecting receivables under outstanding contracts with some of our customers due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements. These factors, including the increased uncertainty regarding timing of the collection of outstanding contract receivables, have negatively impacted our liquidity and working capital and have changed our forecasts of, among other things, our ability to meet one or more financial covenants in our Credit Agreement. These factors have raised substantial doubt about our ability to satisfy our obligations, including the repayment of the Incremental Term Loan, which if repaid would cause us to be unable to meet our minimum liquidity covenant nor meet our Total Net Leverage Ratio covenant or minimum Interest Coverage ratio when the covenant holiday expired at September 30, 2025.

For each of the reasons detailed above and as disclosed in the Current Report on Form 8-K with the SEC on August 21, 2025, the Company filed a voluntary petition for reorganization under the Chapter 11 Cases and expects to continue to manage its operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

As a result of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to significant risks and uncertainties. Our ability to continue as a going concern is contingent upon, among other things, our ability to implement a comprehensive restructuring, successfully emerge from the Chapter 11 Cases and maintain sufficient liquidity following the restructuring to meet our obligations and operating needs. The Plan contemplated by the RSA could fail to become effective, or the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries. Accordingly, the transactions described herein may not be consummated on the expected terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Risk Related to our Liquidity

Our cash flows may not provide sufficient liquidity during or after the Chapter 11 Cases.

Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations and borrowings under the Credit Agreement. If our cash flow from operations decreases as a result of decreased payor or customer demand, or otherwise, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and, during the Chapter 11 Cases, have extremely limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand, cash flow from operations and cash from our anticipated debtor-in-possession financing will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from Chapter 11 protection.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any order approving such post-petition debtor-in-possession financing entered by the Bankruptcy Court, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to consummate the Plan, or other alternative plans of reorganization or restructuring transactions, and (v) the cost, duration and outcome of the Chapter 11 Cases.

We may not have sufficient cash to fund our operations and our emergence costs.

Our cash flows from operations may not provide sufficient liquidity during the Chapter 11 Cases, and exit financing or capital may not be sufficient to support our operations after emergence from Chapter 11 protection, if at all. Our operating cash flows and exit financing or capital may not be sufficient to pay our debt as it comes due, interest on our debt, emergence costs and other operating expenses. Our ability to maintain adequate liquidity through and beyond the Chapter 11 Cases depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs will remain highly sensitive to changes in these factors after emergence from Chapter 11 protection.

Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), then our ability to use our NOL carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an “ownership change” occurs if the percentage (by value) of the stock of a corporation owned by one or more “5-percent shareholders” has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the relevant testing period (usually three years). As a result of the Plan, it is expected that we will experience an “ownership change.” Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its NOLs that may be utilized to offset future taxable income generally is subject to an annual limitation generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets. Accordingly, it is possible an ownership change would materially limit our ability to utilize our federal income tax NOL carryforwards in the future. In addition, as a result of the Plan, some or all of our federal income tax NOL carryforwards may be eliminated. As such, there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards to offset future taxable income.

The DIP Facility contains certain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

In connection with the Plan, we entered into the DIP Credit Agreement with the DIP Lenders named therein. Under the DIP Credit Agreement, the DIP Lenders provided a senior secured superpriority priming debtor-in-possession term loan credit facility in an aggregate principal amount of up to $100.0 million (the “DIP Facility”). The DIP Facility contains a number of significant covenants that could adversely affect our ability to operate our businesses, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. These covenants restrict (subject to certain exceptions) our ability to: incur additional debt; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; sell assets; make investments, loans, advances guarantees or acquisitions; make payments or distributions; enter into transactions with affiliates; or change its lines of business. The DIP Facility also contains certain financial covenants, including maintaining liquidity of not less than $50 million as of the last day of any month.

The breach of any covenants or obligations in the DIP Facility, including the inability to maintain compliance with any financial covenant, not otherwise waived or amended, could result in a default under the DIP Facility and could trigger acceleration of those obligations and a termination of the DIP Facility. Any default under the DIP Facility could adversely affect our financial condition and results of operations.

Risks Related to Our Business and Operations

We derive a significant amount of our revenues from a limited number of payors, and any changes in the funding, financial viability or our relationships with these payors could have a material adverse impact on our financial condition and results of operations.

We generate a significant amount of our revenue from a limited number of payors, some of which are the payors for multiple of our contracts. For example, for the year ended December 31, 2024, approximately 33.3% of our NEMT segment revenue was derived from only five contracts, and one of which, a single state Medicaid agency, contributed 10.9% to our aggregate NEMT segment revenue during that period. As it relates to our other segments, for the year ended December 31, 2024, approximately 12.5% of our PCS segment revenue was derived from one U.S. state Medicaid program, and approximately 18.9% of our Monitoring segment revenue was derived from one health plan. The loss of, reduction in amounts generated by, or changes in methods or regulations governing payments for our services under these contracts, individually or in the aggregate, could have a material adverse impact on our revenue and results of operations. From time to time, we have experienced the termination, renegotiation, or loss of contracts or segments of contracts. The further loss of any of these contracts could negatively influence our relationships with other of these payors, which could have a further material adverse impact on our revenue and results of operations. In addition, any consolidation of any of our private payors could increase the impact that any such risks would have on our revenue, financial position, and results of operations.

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

In addition, goodwill may be impaired if the estimated fair value of our reporting units is less than the carrying value of the respective reporting unit. As a result of our prior growth, in part through acquisitions, goodwill and other intangible assets represent a significant portion of our assets. From our largest prior acquisitions, goodwill generated in relation to the acquisition of OEP AM, Inc. (together with its subsidiaries doing business as "Simplura Health Group" or "Simplura") in 2020 was $320.4 million, goodwill generated in relation to the acquisition of Care Finders Total Care, LLC ("Care Finders" in 2021 was $232.1 million, goodwill generated in relation to the acquisition of VRI Intermediate Holdings, LLC ("VRI") in 2021 was

$236.3 million, and goodwill generated in relation to the acquisition of Guardian Medical Monitoring ("GMM") in 2022 was $44.3 million. We perform an analysis on our goodwill balances to test for impairment on an annual basis. Interim impairment tests may also be required in advance of our annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value, including goodwill, of our reporting unit below the reporting unit’s carrying value. Such circumstances could include: (1) loss of significant contracts; (2) a significant adverse change in legal factors or in the climate of our business; (3) unanticipated competition; (4) an adverse action or assessment by a regulator; or (5) a significant decline in our stock price.

During our July 1 annual assessment of goodwill for both 2025 and 2024, we determined that based on our qualitative assessment for each reporting unit, factors existed which required us to test our goodwill for impairment.

For the 2025 assessment, these factors included a decline in the market price of our common stock and changes in key assumptions from the prior year's annual goodwill assessment resulting from lower than expected operating results during the first half of 2025. As a result, the estimated fair values of the PCS and Monitoring reporting units were below their respective carrying amounts, and we recognized goodwill impairment charges accordingly. In performing our impairment analysis, we also considered factors and assumptions that existed as of the testing date and that were related to our subsequent Chapter 11 Cases. Because those conditions were known or knowable as of the testing date and were incorporated into the impairment analysis, management concluded that the bankruptcy filing itself did not represent a separate triggering event requiring an additional impairment test.

As a result of our quantitative assessment, we determined that the goodwill at our PCS and Monitoring reporting units was impaired and the Company recorded a non-cash goodwill impairment charge of $263.4 million, of which $211.8 million was recorded in the PCS reporting unit and $51.6 million was recorded in the Monitoring reporting unit.

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

As of June 30, 2025, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $416.9 million, $250.1 million, $29.2 million and $78.4 million, respectively. We continue to monitor the carrying value of these long-lived assets and continue to perform impairment assessments. If as a result of such assessments, future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

We have experienced significant turnover in our senior management team and across our organization, including our board of directors, and our failure to attract and retain qualified personnel, skilled workers and key officers and directors could have an adverse effect on us.

We have recently experienced and will continue to experience significant turnover in our board of directors and senior management team. Since December 2024, a total of seven directors have resigned and four new directors have been appointed to and remain on the board. We have also recently experienced reductions in our workforce, and the employment of each of our former Chief Financial Officer, Chief Information Officer and Chief People Officer were terminated in May 2025. Our ability to retain key employees in the long-term is affected by our financial situation, our business performance and our ability to successfully implement our go-forward business plan. As a result of our Chapter 11 Cases, we may continue to experience turnover in our senior management team and board of directors. Our business may be adversely affected by the transitions in our senior management team and reduction in workforce, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations and our ability to fully implement our business plan and growth strategy. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our business, financial condition, results of operations and liquidity could be negatively impacted as a result. Competition for key management personnel is intense. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, financial condition, results of operations and liquidity. The search for permanent replacements could also result in significant recruiting and relocation costs, as well as increased salary and benefit costs.

Risks Related to Our NEMT Segment

There can be no assurance that our contracts will survive as contemplated until the end of their stated terms, or that upon their expiration will be renewed or extended on satisfactory terms, if at all, and disruptions to, the early termination, expiration or renegotiation of, or the failure to renew our contracts could have a material adverse impact on our financial condition and results of operations.

Disruptions to, the early termination, expiration or renegotiation of, or the failure to renew any of our contracts could have a material adverse impact on our financial condition and results of operations. In particular, our NEMT segment contracts are subject to frequent renewal and, from time to time, requests for renegotiation during a contract term. For example, many of our state Medicaid contracts, which represented approximately 37.5% of our NEMT segment revenue for the year ended December 31, 2024, have terms ranging from three to five years and are typically subject to a competitive procurement process near the end of the term. We also contract with MCOs, which represented approximately 62.5% of our NEMT segment revenue for the year ended December 31, 2024. Our MCO contracts for NEMT segment services typically renew on an annual basis and continue until terminated by either party upon reasonable notice in accordance with the terms of the contract, and sometimes a contractual counterparty will seek to renegotiate the pricing and other terms of a contract to our detriment prior to the stated termination date of a contract. We cannot anticipate if, when or to what extent we will be successful in renewing our state Medicaid contracts or retaining our MCO contracts through their contractual duration on terms originally negotiated or at all. For the year ended December 31, 2024, 24.0% of our NEMT segment revenue was generated under state Medicaid contracts that are subject to renewal during 2025.

In addition, with respect to many of our state contracts, the payor may terminate the contract without cause, or for convenience, at will and without penalty to the payor, either immediately or upon the expiration of a short notice period in the event that, among other reasons, government appropriations supporting the programs serviced by the contract are reduced or eliminated. We cannot anticipate if, when or to what extent a payor might terminate a contract with us prior to its expiration, or fail to renew or extend a contract with us. The pendency of our Chapter 11 Cases could affect certain payors' willingness to continue to utilize our services and to maintain contracts with us. If we are unable to retain or renew our contracts, or replace lost contracts, on satisfactory terms, our financial condition and results of operations could be materially adversely affected. While we pursue new contract awards and also undertake efficiency measures, there can be no assurance that such measures will fully offset the negative impact of contracts that are not renewed or are canceled on our financial condition and results of operations.

Risks Related to Governmental Regulations

Recent Legislative Changes Introduced by the “OBBBA” Could Adversely Affect Our Business

A portion of our revenue is derived from providing home healthcare services reimbursed by Medicare Advantage and Medicaid plans, particularly through supplemental benefits that cover non-medical support such as in-home personal care and in-home patient monitoring. The recently enacted “OBBBA” includes broad reforms to Medicare Advantage and Medicaid, which may impact our operations and financial performance.

Key provisions of the bill impose new restrictions on the scope and funding of supplemental benefits, introduce standardized criteria for beneficiary eligibility, and shift more plan payments to performance-based reimbursement tied to clinical outcomes. These changes may reduce the flexibility Medicare Advantage and Medicaid plans currently have to offer customized home-based support services, limit the number of beneficiaries who qualify for such services, and lower the rates at which we are reimbursed. Additionally, the bill expands federal oversight and requires additional data reporting from Medicare Advantage and Medicaid organizations and their providers.

If Medicare Advantage and/or Medicaid plans respond to these reforms by scaling back supplemental benefit offerings or revising their provider networks, we may experience reduced service volumes, lower reimbursement rates, and pressure on margins. Our ability to maintain service quality while adapting to these regulatory and payment changes is critical. Any failure to do so could adversely affect our financial condition, results of operations, and ability to meet the needs of the populations we serve.

Risks Associated with our Stock

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

Trading in our securities is highly speculative and poses substantial risks. If the Plan becomes effective, our existing common stock will be canceled, released, discharged and extinguished, and our stockholders will receive no distribution as part of the restructuring. In the event of a cancellation of our common stock, amounts invested by such stockholders in our outstanding common stock will not be recoverable. Consequently, our currently outstanding common stock is expected to have no value at the effective time of the Plan. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Risks of trading in the Over-the-Counter Market

Our common stock was suspended from trading on Nasdaq at the opening of business on August 28, 2025. We did not and do not intend to appeal Nasdaq's decision to delist our common stock. At the opening of business on August 28, 2025, our common stock began being quoted on the Expert Market operated by the OTC Markets Group under the symbol "MODVQ." The Nasdaq Stock Market LLC filed a Form 25-NSE on October 1, 2025 to delist our common stock and to remove it from registration under Section 12(b) of the Exchange Act (as defined herein). The OTC is significantly more limited than Nasdaq, and quotation on the OTC may result in a less liquid market available for existing and potential securityholders to trade in our common stock and could further depress the trading price of our common stock. Further, our current outstanding common stock is expected to have no value at the effective time of the Plan. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock and any of our other securities.

The Plan contemplates for our common stock to be cancelled and certain debtholders and creditors are expected to receive 100% of the new equity issued in the reorganized company.

The terms of the Plan contemplate that our existing equity will be extinguished and our stockholders will receive no distribution as part of the restructuring. Holders of our secured debt and certain general unsecured creditors are expected to receive 100% of the equity in the reorganized company. The Plan also contemplates that 8% of the common stock of the reorganized company on a fully diluted basis issued and outstanding as of the effective date of the Plan will be reserved under an equity-based incentive compensation plan for issuance to certain employees, officers and directors of the reorganized company. Current debtholders receiving a recovery under the Plan would be subject to dilution from issuances under the equity-based incentive compensation plan.

We may terminate our Exchange Act reporting, if permitted by applicable law.

Pursuant to the Plan, the reorganized company does not intend to list the new common stock on Nasdaq, the New York Stock Exchange or any other national securities exchange, or to be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations. If we were to cease filing reports under the Exchange Act, the information now available to our stockholders in the annual, quarterly and other reports we currently file with the SEC would not be available to them.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.7*	Separation Agreement, dated May 28, 2025, by and between the Registrant and Barbara Gutierrez.

10.8*	Separation Agreement, dated May 30, 2025, by and between the Registrant and Jessica Kral.

10.9*	Separation Agreement, dated June 3, 2025, by and between the Registrant and Enrique Toledo.

10.10*	Separation and Release Agreement, dated April 24, 2025, by and between the Registrant and Craig Barbarosh.

10.11
Restructuring Support Agreement, date August 20, 2025, by and among ModivCare Inc., certain of its subsidiaries, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on August 21, 2025).

10.12	Form of DIP Credit Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on August 21, 2025).

10.13	Form of Retention Bonus Letter (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on August 21, 2025).

10.14
Amended Offer Letter, dated August 15, 2025, by and between ModivCare Solutions, LLC and L. Heath Sampson (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on August 21, 2025).

31.1*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2*	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	Inline XBR Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith other than by incorporation by reference.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModivCare Inc.

Date: December 29, 2025	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2025	By:	/s/ L. Heath Sampson
L. Heath Sampson Chief Executive Officer
(Principal Financial Officer)