Form 10-Q
period 2025-09-30
ModivCare Inc
filed 2025-12-29
CIK 1220754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
ModivCare Inc.
(Debtor-in-Possession)
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,227	$112,581
Accounts receivable, net of allowance of $383 and $1,439, respectively	279,100	222,317
Contract receivables	122,454	117,795
Other receivables	13,229	16,732
Prepaid expenses and other current assets	43,226	25,419
Short-term deposits	37,547	—
Restricted cash	13,486	535
Total current assets	587,269	495,379
Property and equipment, net	76,678	82,409
Goodwill	416,858	680,252
Payor network, net	222,745	269,020
Other intangible assets, net	11,317	13,300
Equity investment	28,283	31,427
Operating lease right-of-use assets	29,707	36,597
Other assets	46,708	45,948
Total assets	$1,419,565	$1,654,332
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$88,735	$83,068
Accrued contract payables	27,601	22,639
Accrued transportation costs	56,827	96,745
Accrued expenses and other current liabilities	114,683	139,176
Current portion of operating lease liabilities	7,390	8,616
Revolving Credit Facility	—	269,000
Short-term debt	—	5,250
Debtor-in-possession facility	62,500	—
Total current liabilities	357,736	624,494
Long-term debt, net of deferred financing costs of $— and $30,689, respectively	—	986,436
Deferred tax liabilities	13,471	13,557
Operating lease liabilities, less current portion	27,595	32,905
Other long-term liabilities	31,862	35,414
Liabilities subject to compromise	1,453,018	—
Total liabilities	1,883,682	1,692,806
Stockholders’ equity (deficit)
Common stock: Authorized 40,000,000 shares; $0.001 par value; 19,927,526 and 19,882,026, respectively, issued and outstanding (including treasury shares)	20	20
Additional paid-in capital	457,899	457,406
Accumulated deficit	(652,912)	(225,715)
Treasury shares, at cost, 5,525,915 and 5,558,898 shares, respectively	(269,124)	(270,185)
Total stockholders’ equity (deficit)	(464,117)	(38,474)
Total liabilities and stockholders’ equity (deficit)	$1,419,565	$1,654,332
See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service revenue, net	$679,707	$702,037	$1,989,914	$2,084,787

Operating expenses:
Service expense	584,130	597,934	1,707,765	1,769,600
General and administrative expense	84,351	70,903	233,521	224,145
Depreciation and amortization	23,295	27,940	70,228	82,795
Impairment of goodwill	—	—	263,394	105,302
Total operating expenses	691,776	696,777	2,274,908	2,181,842

Operating income (loss)	(12,069)	5,260	(284,994)	(97,055)

Interest expense, net	14,467	28,493	90,413	67,129
Loss on debt extinguishment	—	11,797	—	11,797
Reorganization items, net	53,482	—	53,482	—
Loss before income taxes and equity method investment	(80,018)	(35,030)	(428,889)	(175,981)
Income tax benefit	7,505	11,070	3,882	2,055
Equity in net loss of investee, net of tax	(618)	(2,644)	(2,190)	(3,862)
Net loss	$(73,131)	$(26,604)	$(427,197)	$(177,788)

Loss per common share:
Basic	$(5.08)	$(1.87)	$(29.75)	$(12.50)
Diluted	$(5.08)	$(1.87)	$(29.75)	$(12.50)

Weighted-average number of common shares outstanding:
Basic	14,400,841	14,253,192	14,361,141	14,224,155
Diluted	14,400,841	14,253,192	14,361,141	14,224,155

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities
Net loss	$(427,197)	$(177,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,970	23,536
Amortization	48,258	59,259
Stock-based compensation	1,469	4,792
Deferred income taxes	(85)	(6,753)
Impairment of goodwill	263,394	105,302
Loss on debt extinguishment	—	11,797
Paid-in-kind interest	15,058	—
Amortization of deferred financing costs and debt discount	13,988	4,752
Equity in net loss of investee	2,210	5,360
Reduction of right-of-use assets	7,755	7,289
Non-cash reorganization items, net	42,421	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(52,346)	(33,997)
Contract receivables	(4,659)	33,528
Prepaid expenses and other current assets	(20,785)	(11,382)
Short-term deposits	(37,547)	—
Accrued contract payables	4,961	(70,188)
Accounts payable and accrued expenses	13,906	14,256
Accrued transportation costs	(39,918)	(2,222)
Other changes in operating assets and liabilities	(7,643)	(3,994)
Net cash used in operating activities	(154,790)	(36,453)
Investing activities
Purchase of property and equipment	(16,892)	(22,281)
Net cash used in investing activities	(16,892)	(22,281)
Financing activities
Issuance of debtor-in-possession facility	62,500	—
Net proceeds from Revolving Credit Facility	—	114,200
Issuance of short-term debt	75,000	—
Issuance of long-term debt	30,000	525,000
Repayment of debt	(2,625)	(508,657)
Payment of debt issuance costs	(10,787)	(25,512)
Payment of debt issuance costs for debtor-in-possession facility	(3,894)	—
Other financing activities	85	(195)
Net cash provided by financing activities	150,279	104,836
Net change in cash, cash equivalents and restricted cash	(21,403)	46,102
Cash, cash equivalents and restricted cash at beginning of period	113,116	2,782
Cash, cash equivalents and restricted cash at end of period	$91,713	$48,884

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
(Debtor-in-Possession)
Unaudited Supplemental Cash Flow Information
(in thousands)

	Nine months ended September 30,
Supplemental cash flow information	2025	2024
Cash paid for interest	$64,568	$44,845
Cash paid for income taxes	$18,489	$7,226
Cash paid for reorganization items, net	$14,955	$—
Assets acquired under operating leases (non-cash)	$2,169	$7,352
Paid-in-kind debt transaction costs (non-cash)	$7,865	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Nine months ended September 30, 2025

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2024	19,882,026	$20	$457,406	$(225,715)	5,558,898	$(270,185)	$(38,474)
Net loss	—	—	—	(50,377)	—	—	(50,377)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Restricted stock issued	35,083	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	9,103	1	1
Balance at March 31, 2025	19,917,109	$20	$458,623	$(276,092)	5,568,001	$(270,184)	$(87,633)
Net loss	—	—	—	(303,689)	—	—	(303,689)
Stock-based compensation	—	—	(442)	—	—	—	(442)
Restricted stock issued	6,769	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	2,038	(3)	(3)
Shares issued for ESPP	—	—	(936)	—	(45,305)	1,066	130
Balance at June 30, 2025	19,923,878	$20	$457,245	$(579,781)	5,524,734	$(269,121)	$(391,637)
Net loss	—	—	—	(73,131)	—	—	(73,131)
Stock-based compensation	—	—	654	—	—	—	654
Restricted stock issued	3,648	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,181	(3)	(3)
Balance at September 30, 2025	19,927,526	$20	$457,899	$(652,912)	5,525,915	$(269,124)	$(464,117)

	Nine months ended September 30, 2024

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance at December 31, 2023	19,775,041	$20	$450,945	$(24,437)	5,571,004	$(270,333)	$156,195
Net loss	—	—	—	(22,300)	—	—	(22,300)
Stock-based compensation	—	—	1,973	—	—	—	1,973
Restricted stock issued	22,577	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	1,607	(64)	(64)
Shares issued for director stipends	1,559	—	37	—	—	—	37
Balance at March 31, 2024	19,799,177	$20	$452,955	$(46,737)	5,572,611	$(270,397)	$135,841
Net loss	—	—	—	(128,884)	—	—	(128,884)
Stock-based compensation	—	—	2,159	—	—	—	2,159
Restricted stock issued	13,947	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	3,706	(92)	(92)
Shares issued for director stipends	881	—	23	—	—	—	23
Shares issued for ESPP	—	—	48	—	(17,798)	420	468
Balance at June 30, 2024	19,814,005	$20	$455,185	$(175,621)	5,558,519	$(270,069)	$9,515
Net loss	—	—	—	(26,604)	—	—	(26,604)
Stock-based compensation	—	—	506	—	—	—	506
Restricted stock issued	57,251	—	—	—	—	—	—
Restricted stock surrendered for employee tax payment	—	—	—	—	15,399	(436)	(436)
Shares issued for director stipends	1,619	—	23	—	—	—	23
Balance at September 30, 2024	19,872,875	$20	$455,714	$(202,225)	5,573,918	$(270,505)	$(16,996)

See accompanying notes to the unaudited condensed consolidated financial statements.

ModivCare Inc.
(Debtor-in-Possession)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2025

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

The Company has made estimates relating to the reporting of assets and liabilities, revenues and expenses, and certain disclosures in the preparation of these unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these unaudited condensed consolidated financial statements were filed with the SEC and considered the effect of such events in the preparation of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated balance sheet at December 31, 2024 included in this Form 10-Q has been derived from audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year, particularly as a result of the filing of the Chapter 11 Cases (as defined below). The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Voluntary Filing Under Chapter 11

On August 20, 2025, the Company entered into a Restructuring Support Agreement (the "RSA") with certain creditors, including (a) an ad hoc group of certain first lien lenders (the “Consenting First Lien Lenders”) under that certain Credit Agreement, dated as of February 3, 2022 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Existing First Lien Credit Agreement”), and (b) an ad hoc group of second lien noteholders (the “Consenting Second Lien Noteholders” and together with the Consenting First Lien Lenders, the “Consenting Creditors”) of ModivCare’s Second Lien Senior Secured PIK Toggle Notes due 2029 (the “Second Lien Notes”), issued under that certain Second Lien Senior Secured PIK Toggle Notes Indenture, dated as of March 7, 2025, by and between ModivCare, as issuer, certain subsidiaries of ModivCare, as guarantors, and Ankura Trust Company, LLC, as trustee (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Second Lien Notes Indenture”). The pre-arranged joint plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 15, 2025.

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

The DIP Facility matures on the earliest to occur of: (a) the six month anniversary of the Closing Date (as defined in the DIP Credit Agreement); provided that such date may be extended to the nine month anniversary of the Closing Date 2026 with the written consent of the Required DIP Lenders (as defined in the DIP Credit Agreement) following the request by the Borrower (as defined in the DIP Credit Agreement) prior to January 31, 2026; (b) the effective date of a chapter 11 plan of any Debtor that has been confirmed by an order entered by the Bankruptcy Court; (c) dismissal of any of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases into a case under Chapter 7 of the Bankruptcy Code; (d) the acceleration of the Term Loans (as defined in the DIP Credit Agreement)and the termination of all Commitments (as defined in the DIP Credit Agreement); and (e) the closing of a sale of all or substantially all assets or equity of the Loan Parties (other than to another Loan Party) (as each of such terms is defined in the DIP Credit Agreement).

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

Adoption of ASC 852 - Reorganizations

Beginning on the Petition Date, the Company applied Financial Accounting Standards Board ASC Topic 852 - Reorganizations ("ASC 852") in preparing the unaudited condensed consolidated financial statements. ASC 852 specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings up to and including the period of emergence from Chapter 11 (the "Effective Date"). These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of deferred financing costs and discount on debt subject to compromise as well as legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the unaudited condensed consolidated statements of operations. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the unaudited condensed consolidated balance sheets as of September 30, 2025 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 14, Liabilities Subject to Compromise and Note 15, Reorganization Items, Net for more information.

Automatic Stay

The Company’s various legal proceedings have been automatically stayed as a result of the Chapter 11 Cases, with such stay to be lifted upon the effectiveness of the Plan.

Executory Contracts

Under the Bankruptcy Code, the Debtors, subject to certain exceptions, may assume, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Claims Reconciliation

The Bankruptcy Court set a general bar date of October 1, 2025 and a governmental bar date of February 26, 2026 as deadlines for filing proofs of claim against the Debtors. As of December 15, 2025, the Debtors have received approximately 2,178 proofs of claims for an amount of approximately $6.1 billion. The claims have been reconciled to amounts recorded in the Company’s accounting records. Differences in amounts recorded and claims filed by creditors are being investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete.

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
As of September 30, 2025, the Company had cash and cash equivalents, excluding restricted cash, of $78.2 million and an accumulated deficit of $652.9 million. The Company has a history of operating losses and expects to continue to generate negative cash flows from operations in the near term. The Company has continued to experience financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of contracts, and membership declines. Additionally, the Company has experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between recognizing revenue for services rendered and collecting cash payments owed for the Company's services. These factors have negatively impacted and are anticipated to continue to negatively impact cash flow generation and liquidity.
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As of September 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, accounts receivable (net of allowance for credit losses), current assets and current liabilities was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values for the Company's publicly traded debt securities are based on quoted market prices, when available, and for the Company's nonpublic debt are based on lender quotes, when available. See Note 9, Debt, for the fair value of the Company's long-term and short-term debt. Due to the limited availability of data on our pre-petition debt as a result of the comprehensive restructuring of the Company’s debt obligations and capital structure through the Chapter 11 proceedings, the fair value of the Company's pre-petition debt is not disclosed as of September 30, 2025.

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

Internal-use Software and Cloud Computing Arrangements

The Company develops and implements software for internal use to enhance the performance and capabilities of the technology infrastructure. The costs incurred for the development of the internal-use software are capitalized when they meet the internal-use software capitalization criteria outlined in ASC 350-40 and are included within "Property and equipment, net" on the unaudited condensed consolidated balance sheets. The capitalized costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from 3 to 10 years. As of September 30, 2025 and December 31, 2024, capitalized costs associated with the internal-use software, net of accumulated amortization were $30.6 million and $26.1 million, respectively. The amount of accumulated amortization as of September 30, 2025 and December 31, 2024 was $14.8 million and $7.8 million, respectively. Amortization expense during the three months ended September 30, 2025 and 2024 totaled $2.5 million and $1.5 million, respectively, and during the nine months ended September 30, 2025 and 2024, totaled $6.6 million and $4.0 million, respectively.

In addition to acquired software, the Company capitalizes costs associated with cloud computing arrangements (“CCA”) that are service contracts. The CCA include services which are used to support certain internal corporate functions as well as technology associated with revenue-generating activities. The capitalized costs are amortized using the straight-line method over the term of the related CCA. As of September 30, 2025 and December 31, 2024, capitalized costs associated with CCA, net of accumulated amortization were $12.4 million and $11.9 million, respectively. The amount of accumulated amortization as of September 30, 2025 and December 31, 2024 was $13.1 million and $10.3 million, respectively. Amortization expense during the three months ended September 30, 2025 and 2024, totaled $0.8 million and $1.5 million, respectively, and during the nine months ended September 30, 2025 and 2024, totaled $2.9 million and $3.8 million, respectively.

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

Government Grants

The Company periodically receives government grants which are not generated from the Company's contractual performance obligations under ASC 606, Revenue from Contracts with Customers. Funding received from governmental entities under government programs generally requires that the recipient attests to and complies with certain terms and conditions of receiving the funding. When received, these government grants are recorded on the unaudited condensed consolidated balance sheets in "Accrued expenses and other current liabilities" until the time at which there is reasonable assurance the conditions of the grant will be met, at which point they can be recognized on the unaudited condensed consolidated statement of operations. Once recognized, the Company records the funds as an offset to "Service expense" as the grants are used to offset certain costs. During the three and nine months ended September 30, 2025, no grant distributions were received, as compared to the three and nine months ended September 30, 2024, during which grant distributions of $2.2 million and $16.2 million were received, respectively. During the three months ended September 30, 2025, an immaterial amount of grant funding was recognized as an offset to "Service expense" and during the nine months ended September 30, 2025, $1.3 million was recognized as an offset to "Service expense." During the three and nine months ended September 30, 2024, $1.2 million and $19.1 million, respectively, were recognized as an offset to "Service expense". The remaining balance is recorded on the unaudited condensed consolidated balance sheets in the "Accrued expenses and other current liabilities" line item until the conditions for recognition have been met. See further information in Note 8, Accrued Expenses and Other Current Liabilities.

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

Liabilities Subject to Compromise

Liabilities subject to compromise include liabilities that were incurred before the Company filed for Chapter 11 or that became known after the petition was filed. The liabilities are subject to compromise because they are either undersecured or unsecured and will likely not be repaid at their full amount. Further details of the liabilities that are subject to compromise can be found at Note 14, Liabilities Subject to Compromise.

Reorganization Items, Net

Reorganization items, net include revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business and are reported separately as reorganization items on the unaudited condensed consolidated statement of operations. Further details of the reorganization items recorded as of the date of these unaudited financial statements can be found at Note 15, Reorganization Items, Net.

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

The following table sets forth certain financial information from operations attributable to the Company’s business segments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30, 2025
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$491,672	$168,737	$17,046	$2,252	$679,707

Purchased services	388,401	—	—	—	388,401
Payroll and related costs	39,177	132,104	4,251	343	175,875
Other service expense	13,033	2,158	3,361	1,302	19,854
Service expense	440,611	134,262	7,612	1,645	584,130

General and administrative expense	25,118	21,194	5,299	32,740	84,351
Depreciation and amortization	7,482	9,304	5,748	761	23,295
Operating income (loss)	18,461	3,977	(1,613)	(32,894)	(12,069)

Interest expense, net	—	—	—	14,467	14,467
Reorganization items, net	208	—	—	53,274	53,482
Income (loss) before income taxes and equity method investment	18,253	3,977	(1,613)	(100,635)	(80,018)
Income tax (benefit) provision	(867)	3,556	983	3,833	7,505
Equity in net income (loss) of investee, net of tax	21	—	—	(639)	(618)
Net income (loss)	$17,407	$7,533	$(630)	$(97,441)	$(73,131)

Balance Sheet Information
Equity investment	$361	$—	$—	$27,922	$28,283
Goodwill	$135,186	$203,664	$77,978	$30	$416,858
Total assets	$580,132	$479,332	$165,381	$194,720	$1,419,565

	Nine months ended September 30, 2025
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$1,414,014	$517,412	$52,653	$5,835	$1,989,914

Purchased services	1,109,159	—	—	—	1,109,159
Payroll and related costs	117,732	408,868	12,760	791	540,151
Other service expense	37,303	6,527	10,028	4,597	58,455
Service expense	1,264,194	415,395	22,788	5,388	1,707,765

General and administrative expense	82,119	65,635	16,651	69,116	233,521
Depreciation and amortization	22,617	28,090	17,709	1,812	70,228
Impairment of goodwill	—	211,780	51,614	—	263,394
Operating income (loss)	45,084	(203,488)	(56,109)	(70,481)	(284,994)

Interest expense, net	—	—	—	90,413	90,413
Reorganization items, net	208	—	—	53,274	53,482
Income (loss) before income taxes and equity method investment	44,876	(203,488)	(56,109)	(214,168)	(428,889)
Income tax benefit (provision)	239	3,697	897	(951)	3,882
Equity in net loss of investee, net of tax	(1,070)	—	—	(1,120)	(2,190)
Net income (loss)	$44,045	$(199,791)	$(55,212)	$(216,239)	$(427,197)

Balance Sheet Information
Equity investment	$361	$—	$—	$27,922	$28,283
Goodwill	$135,186	$203,664	$77,978	$30	$416,858
Total assets	$580,132	$479,332	$165,381	$194,720	$1,419,565

	Three months ended September 30, 2024
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$492,253	$188,518	$19,448	$1,818	$702,037

Purchased services	383,769	—	—	—	383,769
Payroll and related costs	40,383	150,132	4,281	108	194,904
Other service expense	12,397	1,613	3,737	1,514	19,261
Service expense	436,549	151,745	8,018	1,622	597,934

General and administrative expense	30,758	23,823	4,332	11,990	70,903
Depreciation and amortization	7,645	12,918	7,073	304	27,940
Impairment of goodwill	—	—	—	—	—
Operating income (loss)	17,301	32	25	(12,098)	5,260

Interest expense, net	—	—	—	28,493	28,493
Loss on debt extinguishment	—	—	—	11,797	11,797
Income (loss) before income taxes and equity method investment	17,301	32	25	(52,388)	(35,030)
Income tax benefit (provision)	(4,490)	(24)	(7)	15,591	11,070
Equity in net income (loss) of investee, net of tax	151	—	—	(2,795)	(2,644)
Net income (loss)	$12,962	$8	$18	$(39,592)	$(26,604)

Balance Sheet Information
Equity investment	$2,026	$—	$—	$33,809	$35,835
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$525,768	$736,854	$232,633	$156,493	$1,651,748

	Nine months ended September 30, 2024
	NEMT	PCS	Monitoring	Corporate and Other	Total
Service revenue, net	$1,462,236	$558,696	$58,575	$5,280	$2,084,787

Purchased services	1,119,248	—	—	—	1,119,248
Payroll and related costs	131,160	444,923	12,850	440	589,373
Other service expense	37,754	6,126	11,706	5,393	60,979
Service expense	1,288,162	451,049	24,556	5,833	1,769,600

General and administrative expense	95,701	72,152	15,780	40,512	224,145
Depreciation and amortization	22,602	38,506	20,834	853	82,795
Impairment of goodwill	—	—	105,302	—	105,302
Operating income (loss)	55,771	(3,011)	(107,897)	(41,918)	(97,055)

Interest expense, net	—	—	—	67,129	67,129
Loss on debt extinguishment	—	—	—	11,797	11,797
Income (loss) before income taxes and equity method investment	55,771	(3,011)	(107,897)	(120,844)	(175,981)
Income tax benefit (provision)	(14,512)	866	726	14,975	2,055
Equity in net income (loss) of investee, net of tax	269	—	—	(4,131)	(3,862)
Net income (loss)	$41,528	$(2,145)	$(107,171)	$(110,000)	$(177,788)

Balance Sheet Information
Equity investment	$2,026	$—	$—	$33,809	$35,835
Goodwill	$135,186	$415,444	$129,592	$30	$680,252
Total assets	$525,768	$736,854	$232,633	$156,493	$1,651,748

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

Disaggregation of Revenue by Contract Type
The following table summarizes disaggregated revenue from contracts with customers by contract type for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
NEMT capitated contracts	$343,865	$389,110	$989,136	$1,199,506
NEMT FFS contracts	147,807	103,143	424,878	262,730
Total NEMT service revenue, net	$491,672	$492,253	$1,414,014	$1,462,236

PCS FFS contracts	168,737	188,518	517,412	558,696
Monitoring PMPM contracts	17,046	19,448	52,653	58,575
Other service revenue	2,252	1,818	5,835	5,280
Total service revenue, net	$679,707	$702,037	$1,989,914	$2,084,787

Payor Information
Service revenue, net, is primarily derived from state Medicaid, managed Medicaid, and managed Medicare contracts, with a smaller portion from private payors and other sources. Of the NEMT segment’s revenue, 10.1% and 10.7% were derived from one payor for the three months ended September 30, 2025 and 2024, respectively, and 10.8% and 11.2% were derived from one payor for the nine months ended September 30, 2025 and 2024, respectively. Of the PCS segment's revenue, 14.6% and 12.4% were derived from one payor for the three months ended September 30, 2025 and 2024, respectively, and 14.3% and 12.2% were derived from one payor for the nine months ended September 30, 2025 and 2024. Of the Monitoring segment's revenue, 13.7% and 18.6% were derived from one payor for the three months ended September 30, 2025 and 2024, respectively, and 14.2% and 18.7% were derived from one payor for the nine months ended September 30, 2025 and 2024, respectively.

Revenue Adjustments

During the three months ended September 30, 2025 and 2024, the Company recognized a reduction of $5.6 million and a reduction of $4.1 million in service revenue, respectively, from contractual adjustments relating to performance obligations satisfied in previous periods to which the payor agreed. During the nine months ended September 30, 2025 and

2024, the Company recognized a reduction of $0.1 million and an increase of $7.1 million in service revenue, respectively, from contractual adjustments related to performance obligations satisfied in previous periods to which the payor agreed.

Related Balance Sheet Accounts
The following table provides information about accounts receivable, net (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$279,483	$223,756
Allowance for credit losses	(383)	(1,439)
Accounts receivable, net	$279,100	$222,317
The following table provides information about other revenue related accounts included on the accompanying unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Accrued contract payables(1)	$27,601	$22,639
Contract receivables(2)	$122,454	$117,795
Deferred revenue, current	$381	$300
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
The following table provides the summary activity of total contract payables and receivables as reported within the unaudited condensed consolidated balance sheets (in thousands):

	December 31, 2024	Additional Amounts Recorded	Amounts Paid or Settled	March 31, 2025
Reconciliation contract payables	$3,419	$2,247	$(77)	$5,589
Profit rebate/corridor contract payables	12,595	5,838	(4,611)	13,822
Overpayments and other cash items	6,625	2,918	(2,100)	7,443
Total contract payables	$22,639	$11,003	$(6,788)	$26,854

Reconciliation contract receivables	$33,749	$16,911	$(9,512)	$41,148
Corridor contract receivables	84,046	25,769	(15,615)	94,200
Total contract receivables(1)	$117,795	$42,680	$(25,127)	$135,348

	March 31, 2025	Additional Amounts Recorded	Amounts Paid or Settled	June 30, 2025
Reconciliation contract payables	$5,589	$812	$(49)	$6,352
Profit rebate/corridor contract payables	13,822	(1,593)	(4,285)	7,944
Overpayments and other cash items	7,443	2,737	(2,947)	7,233
Total contract payables	$26,854	$1,956	$(7,281)	$21,529

Reconciliation contract receivables	$41,148	$3,959	$(6,430)	$38,677
Corridor contract receivables	94,200	31,100	(48,356)	76,944
Total contract receivables(1)	$135,348	$35,059	$(54,786)	$115,621

	June 30, 2025	Additional Amounts Recorded	Amounts Paid or Settled	September 30, 2025
Reconciliation contract payables	$6,352	$1,865	$(51)	$8,166
Profit rebate/corridor contract payables	7,944	2,577	—	10,521
Overpayments and other cash items	7,233	2,722	(1,041)	8,914
Total contract payables	$21,529	$7,164	$(1,092)	$27,601

Reconciliation contract receivables	$38,677	$15,075	$(12,308)	$41,444
Corridor contract receivables	76,944	20,265	(16,199)	81,010
Total contract receivables(1)	$115,621	$35,340	$(28,507)	$122,454

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

5.    Equity Investment

At both September 30, 2025 and December 31, 2024, the Company owned a 43.6% non-controlling interest in Matrix. Under a Shareholder’s Agreement, affiliates of Frazier Healthcare Partners hold the rights necessary to control Matrix's fundamental operations. The Company accounts for its investment in Matrix under the equity method of accounting and the Company’s share of Matrix’s income or loss is recorded as “Equity in net income (loss) of investee, net of tax” in the accompanying unaudited condensed consolidated statements of operations within its Corporate and Other segment.

The Company's gross share of Matrix's operations for the three months ended September 30, 2025 and 2024 was a loss of $0.7 million and $3.9 million, respectively, which is presented net of tax on the unaudited condensed consolidated statements of operations for a loss of $0.6 million and $2.8 million, respectively. The Company's gross share of Matrix's operations for the nine months ended September 30, 2025 and 2024, was a loss of $1.1 million and $5.7 million, respectively, which is presented net of tax on the unaudited consolidated statements of operations for a loss of $1.1 million and $4.1 million, respectively.

The carrying amount of the assets included in the Company’s unaudited condensed consolidated balance sheets and the maximum loss exposure related to the Company’s interest in Matrix as of September 30, 2025 and December 31, 2024 totaled $27.9 million and $30.0 million, respectively.

Summary financial information for Matrix on a standalone basis is as follows (in thousands):

	September 30, 2025	December 31, 2024
Current assets	$63,472	$52,583
Long-term assets	$326,283	$344,977
Current liabilities	$32,867	$38,356
Long-term liabilities	$274,588	$272,354

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$76,747	$67,654	$227,708	$235,032
Operating income (loss)	$4,491	$(2,467)	$19,708	$11,821
Net loss	$(2,019)	$(8,524)	$(1,331)	$(10,190)

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Insurance premiums	$12,921	$6,272
Prepaid income taxes	11,276	—
Deferred ERP implementation costs	3,355	3,528
ERP license fee	1,315	—
Deferred financing costs on credit facility	—	2,858
Other prepaid expenses	14,359	12,761
Total prepaid expenses and other current assets	$43,226	$25,419

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

Goodwill

During the second quarter of 2025, the Company determined that based on its qualitative assessment for each reporting unit, factors existed that required the Company to test its goodwill and indefinite-lived intangible assets for impairment under ASC 350. These factors included a decline in the market price of the Company's common stock and changes in key assumptions from the prior year's annual goodwill assessment resulting from lower than expected operating results during the first half of 2025. As a result, the estimated fair values of the Company's PCS and Monitoring reporting units were below their respective carrying amounts, and the Company recognized goodwill impairment charges accordingly. In performing its impairment analysis, the Company also considered factors and assumptions that existed as of the testing date and that were related to the Company’s subsequent Chapter 11 bankruptcy filing. Because those conditions were known or knowable as of the testing date and were incorporated into the impairment analysis, management concluded that the bankruptcy filing itself did not represent a separate triggering event requiring an additional impairment test.

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

After recording the respective impairment of goodwill charges during the second quarters of 2025 and 2024, respectively, the associated reporting units had a combined $281.6 million of goodwill remaining as of September 30, 2025 and $545.0 million as of December 31, 2024. If, among other factors, (i) the Company's equity values were to decline significantly, (ii) the Company experienced additional adverse impacts associated with macroeconomic factors, including increases in the estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause the Company's results of operations or cash flows to be worse than currently anticipated, the Company could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Changes in the carrying value of goodwill by reportable segment are presented in the following table (in thousands):

	NEMT	PCS	Monitoring	Corporate and Other	Total
Goodwill balance as of December 31, 2023, before cumulative loss	$231,186	$552,775	$280,663	$30	$1,064,654
Accumulated loss on impairment	(96,000)	(137,331)	(45,769)	—	(279,100)
Goodwill balance as of December 31, 2023, after cumulative loss	135,186	415,444	234,894	30	785,554
Impairment of goodwill	—	—	(105,302)	—	(105,302)
Balance as of December 31, 2024	135,186	415,444	129,592	30	680,252
Impairment of goodwill	—	(211,780)	(51,614)	—	(263,394)
Balance as of September 30, 2025	$135,186	$203,664	$77,978	$30	$416,858

The accumulated impairment losses on goodwill totaled $647.8 million as of September 30, 2025 and $384.4 million as of December 31, 2024.

Intangible Assets

Intangible assets are comprised of acquired payor networks, trademarks and trade names, developed technology, non-compete agreements, licenses, and an assembled workforce. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic lives of the assets. These finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Based on the continued value of the definite-lived and indefinite-lived intangible assets acquired, the Company did not identify any circumstances during the three and nine months ended September 30, 2025 that would require an impairment test for the intangible assets.

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and related liabilities	$48,692	$35,018
Insurance reserves	36,500	33,350
Accrued operating expenses	15,089	10,602
Accrued government grants(1)	5,015	6,284
Accrued legal fees	3,605	15,794
Union pension obligation	792	886
Deferred revenue	381	300
Accrued interest	177	21,187
Other	4,432	15,755
Total accrued expenses and other current liabilities	$114,683	$139,176

(1)     Accrued government grants include payments received from government entities to offset increased expenditures for which the related expenditure has not yet been incurred and thus the related payments are deferred as of September 30, 2025 and December 31, 2024.

9.    Debt

The Company's long-term debt and short-term debt as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands). See related interest rates, pay-in-kind ("PIK") balances and other relevant details for each debt facility in the accompanying paragraphs below the tables.

Since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt with the exception of the DIP Facility. As a result, the Company did not record approximately $23.6 million of interest expense related to the 2029 Senior Notes, Second Lien Notes, Term Loan Facility, Revolving Credit Facility and Incremental Term Loan as of September 30, 2025. In connection with the Chapter 11 Cases, $1,416.7 million outstanding under our pre-petition debt (which includes our 2029 Senior Notes, Second Lien Notes, Term Loan Facility Revolving Credit Facility, and Incremental Term Loan) was reclassified to "Liabilities subject to compromise" in the unaudited condensed consolidated balance sheets as of September 30, 2025 and the corresponding unamortized debt issuance costs of $38.3 million were expensed during the three and nine months ended September 30, 2025 to "Reorganization items, net" in the unaudited condensed consolidated statements of operations.

As of September 30, 2025
Debt Facility	Date of Issuance	Date of Maturity	Principal Issued	Principal Reduction	Current Portion	PIK Costs/ Interest(1)	Debt Subject to Compromise	Principal Outstanding
Pre-Petition Debt
Long-term debt
2029 Notes	8/24/2021	10/1/2029	$500,000	$(271,165)	$—	$—	$(228,835)	$—
Second Lien Notes(2)	3/7/2025	10/1/2029	301,165	—	—	15,058	(316,223)	—
Term Loan Facility(3)	7/1/2024	7/1/2031	525,000	(5,250)	(5,250)	2,490	(516,990)	—
Total long-term debt, net(6)								$—

Revolving Credit Facility(4)	2/3/2022	2/3/2027	$—	$—	$269,000	$1,625	$(270,625)	$—

Short-term debt
Current Term Loan Facility(5)	7/1/2024	7/1/2031	$—	$—	$5,250	$—	$(5,250)	$—
Incremental Term Loan	1/9/2025	1/10/2026	75,000	—	—	3,750	(78,750)	—
Total short-term debt, net(6)								$—

Total debt subject to compromise							$1,416,673	$1,416,673

Post-Petition Debt
DIP Facility(7)	8/22/2025	2/22/2026	$62,500	$—	$—	$—	$—	$62,500

As of December 31, 2024
Debt Facility	Date of Issuance	Date of Maturity	Principal Issued	Principal Reduction	Current Portion	PIK Costs/ Interest(1)	Debt Subject to Compromise	Principal Outstanding
Long-term debt
2029 Notes	8/24/2021	10/1/2029	$500,000	$—	$—	$—	$—	$500,000
Term Loan Facility(3)	7/1/2024	7/1/2031	525,000	(2,625)	(5,250)	—	—	517,125
Total long-term debt								1,017,125
Debt issuance costs, net								(30,689)
Total long-term debt, net								$986,436

Revolving Credit Facility(4)	2/3/2022	2/3/2027	$—	$—	$269,000	$—	$—	$269,000

Short-term debt
Current Term Loan Facility(5)	7/1/2024	7/1/2031	$—	$—	$5,250	$—	$—	$5,250
Total short-term debt								5,250
Debt issuance costs, net								—
Total short-term debt, net								$5,250

(1)     Pursuant to Amendment No. 5 (the "Fifth Amendment") to the Credit Agreement, the Company incurred a 0.50% Consent Fee on the outstanding commitments of the consenting lenders for both its Revolving Credit Facility and its Term Loan Facility for $1.7 million and $2.5 million, respectively. The Company also incurred a 5.00% Backstop Fee on the outstanding Incremental Term Loan for $3.8 million. The Consent Fees and the Backstop Fee are payable in kind and were added to the outstanding principal balance of the respective facility. The Company elected to PIK the interest on the Consent Fee on the Revolving Credit Facility, which accrues interest at a rate of SOFR + 4.25%.

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

(5)     The Term Loan Facility requires principal payments of $1.3 million on a quarterly basis and accordingly, a portion of the Term Loan Facility in the amount of $5.3 million is classified as a current liability within the "Short-term debt" line item on the unaudited condensed balance sheets as of December 31, 2024. As of September 30, 2025, this balance was classified as liabilities subject to compromise in connection with the Chapter 11 Cases.

(6)     Pursuant to the Chapter 11 Cases, the value of unamortized debt issuance costs were expensed during the three and nine months ended September 30, 2025 to "Reorganization items, net" on the Company's unaudited condensed consolidated statement of operations.

(7)     The DIP Facility matures on the earliest of (a) February 22, 2026 provided that such date may be extended to May 22, 2026 with the written consent of the Required Lenders following the request by the Borrower prior to January 31, 2026; (b) the effective date of a chapter 11 plan of any Debtor that has been confirmed by an order entered by the Bankruptcy Court, (c) dismissal of any of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases into a case under Chapter 7 of the Bankruptcy Code, (d) the acceleration of the Term Loans (as defined in the DIP Credit Agreement) and the termination of all Commitments (as defined in the DIP Credit Agreement) and (e) the closing of a sale of all or substantially all assets or equity of the Loan Parties (other than to another Loan Party).

Senior Unsecured Notes and Second Lien Notes

Pursuant to an indenture dated November 4, 2020 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, the Company issued $500.0 million in 5.875% senior unsecured notes due November 15, 2025 (the "2025 Notes"). The 2025 Notes were redeemed in full on July 1, 2024 prior to contractual maturity, at a redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for a total redemption of $507.3 million, plus the payment of approximately $3.8 million in accrued and unpaid interest on the 2025 Notes. As a result of the early redemption of the 2025 Notes, the Company recorded a loss on debt extinguishment of $11.8 million on the unaudited condensed consolidated statements of operations. This loss consisted of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million. The 2025 Notes were redeemed in connection with the funding of the Term Loan Facility discussed below.

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

As of the date of the Exchange and the Coliseum Transactions, the principal balance of the 2029 Notes was reduced to $228.8 million from the principal balance of $500.0 million as of December 31, 2024 and the principal balance of the Second Lien Notes was $301.2 million, which includes $15.1 million of PIK interest related to the Company's election to make its initial interest payment for the interest period from October 1, 2024 through March 31, 2025 as PIK in lieu of a cash payment. Also as of the date of the Exchange and Coliseum Transactions, the remaining unamortized debt issuance costs of $8.3 million on the 2029 Notes were bifurcated and allocated ratably between the 2029 Notes and the Second Lien Notes, of which $3.8 million of unamortized deferred financing costs were allocated to the 2029 Notes and $4.5 million of unamortized deferred financing costs were allocated to the Second Lien Notes. As a result of the Chapter 11 Cases, the outstanding principal balances of $228.8 million related to the 2029 Notes and of $301.2 million related to the Second Lien Notes were classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025. Additionally, all unamortized debt issuance costs for the 2029 Notes and the Second Lien Notes were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations. The fair value of the 2029 Notes as of December 31, 2024 was $294.2 million and was determined based on quoted prices in active markets, and therefore designated as Level 1 within the fair value hierarchy.

The indenture governing the 2029 Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025, however the covenants were reinstated for the third fiscal quarter of 2025. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under its Senior Unsecured Notes and Second Lien Notes, however any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases.

Revolving Credit Facility

The Company is a party to the amended and restated credit agreement, dated as of February 3, 2022 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and an issuing bank, Wells Fargo Bank, National Association, as an issuing bank, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Bank of Montreal and Capital One, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., Truist Securities, Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and the other lenders party thereto. The Credit Agreement provides the Company with a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $325.0 million and sublimits for swingline loans, letters of credit and alternative currency loans in amounts of up to $25.0 million, $60.0 million and $75.0 million, respectively. The Revolving Credit Facility under the Credit Agreement was scheduled to mature on February 3, 2027 and the proceeds that may be drawn under the Revolving Credit Facility from time to time prior to maturity may be used (i) to finance working capital needs of the Company and its subsidiaries and (ii) for general corporate purposes of the Company and its subsidiaries (including to finance capital expenditures, permitted acquisitions and investments). Pursuant to the Third Amendment to the Credit Agreement dated July 1, 2024, with respect to the lenders identified in the Third Amendment, the Company extended the maturity date covering $255.0 million in the aggregate principal amount of the commitments under the Revolving Credit Facility to February 3, 2028.

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

Interest on the outstanding principal amount of the loans under the Revolving Credit Facility accrues at a per annum rate equal to the Alternate Base Rate, the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR Rate, the Adjusted EURIBOR Rate or the Adjusted Daily Simple SONIA Rate, as applicable and each as defined in the amended Credit Agreement, in each case, plus an applicable margin. With respect to the loans under the Revolving Credit Facility at any time on or after the effective date of the Fifth Amendment, the applicable margin is 4.25% in the case of RFR loans, as defined in the amended Credit Agreement and 3.25% in the case of the Alternate Base Rate loans, as defined in the amended Credit Agreement. Interest on the loans is payable quarterly in arrears in the case of Alternate Base Rate loans. In addition, the Company is obligated to pay a quarterly commitment fee based on a percentage of the unused portion of the Revolving Credit Facility and quarterly letter of credit fees based on a percentage of the maximum amount available to be drawn under each outstanding letter of credit. The commitment fee and letter of credit fee are 0.50% and 4.25%, respectively. For the three months ended September 30, 2025 and 2024, the Company paid quarterly commitment fees and letter of credit fees of $0.6 million and $0.6 million, respectively and for the nine months ended September 30, 2025 and 2024, the Company paid quarterly commitment fees and letter of credit fees of $1.9 million and $1.7 million, respectively.

As a result of the Chapter 11 Cases, the outstanding principal balance of $270.6 million under the Revolving Credit Facility, which was comprised of $269.0 million of short-term borrowings outstanding and $1.6 million of the PIK Consent Fee, and the related accrued interest was classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025. The Company also had $55.6 million of outstanding letters of credit under this Facility as of September 30, 2025. Also as a result of the Chapter 11 Cases, all unamortized debt issuance costs for the Revolving Credit Facility were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations. As of December 31, 2024, the Company had $269.0 million of short-term borrowings outstanding under the Revolving Credit Facility and had $55.6 million of outstanding letters of credit under this Facility.

The Company’s obligations under the Revolving Credit Facility are guaranteed by all of the Company’s present and future material domestic subsidiaries, excluding certain material domestic subsidiaries that are excluded from being guarantors pursuant to the terms of the amended Credit Agreement. The Company’s obligations under, and each guarantor’s obligations under its guaranty of, the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s or such guarantor’s respective assets. If an event of default occurs, the required lenders may cause the administrative agent to declare all unpaid principal and any accrued and unpaid interest and all fees and expenses under the Revolving Credit Facility to be immediately due and payable. All amounts outstanding under the Revolving Credit Facility will automatically become due and payable upon the commencement of any bankruptcy, insolvency or similar proceedings. The amended Credit Agreement, as it relates to the Revolving Credit Facility, also contains a cross-default to any of the Company’s indebtedness having a principal amount in excess of $40.0 million. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025, however, for the quarter ended September 30, 2025, the Total Net Leverage Ratio covenant returned to 6.75:1.00 and the minimum Interest Coverage Ratio returned to 1.65:1.00 . As the Term Loan Facility and the Incremental Term Loan, discussed below, are subject to the provisions of the Credit Agreement, the covenants also apply to these facilities. The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company's obligations under its Revolving Credit Facility, Term Loan Facility and Incremental Term Loan, however any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases.

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

As a result of the Chapter 11 Cases, the outstanding principal balance of $522.2 million, comprised of $519.7 million of both short-term and long-term portions of the Term Loan Facility plus $2.5 million of the PIK Consent Fee and the related accrued interest was classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025. Additionally, all unamortized debt issuance costs for the Term Loan Facility were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations. The fair value of the Term Loan Facility as of December 31, 2024 was $500.2 million and was determined based on broker quotes and is therefore designated as Level 2 within the fair value hierarchy.

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

Debt issuance costs related to the Incremental Term Loan of $13.1 million, including the $3.8 million PIK Backstop Fee discussed above, were incurred and these costs were deferred and are amortized to interest cost over the term of the Incremental Term Loan. As a result of the Chapter 11 Cases, the outstanding principal balance of $78.8 million, comprised of $75.0 million of outstanding principal plus $3.8 million of PIK Backstop fees was classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025. Additionally, all unamortized debt issuance costs for the Incremental Term Loan were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations.

DIP Credit Agreement

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

Debt issuance costs related to the DIP Facility of $3.9 million were expensed as incurred to "Reorganization items, net" on the unaudited statement of operations as of September 30, 2025. Due to the proximity to the date of issuance on August 22, 2025, the carrying value of the DIP Facility as of September 30, 2025 approximated the fair value.

10.    Stock-Based Compensation and Similar Arrangements

The Company provides stock-based compensation to employees, non-employee directors, consultants and advisors under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units and performance awards to eligible persons. During the nine months ended September 30, 2025, no equity awards were granted. On October 3, 2025, the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”) approved the delayed settlement and delivery of shares underlying vested equity awards and the tolling of vesting of unvested equity awards, during the pendency of the Chapter 11 Cases.

Stock options. The Company recognized immaterial stock-based compensation expense for non-qualified stock options (“NQs”) for the three months and nine months ended September 30, 2025, and 2024, in general and administrative expense. At September 30, 2025, the Company had 33,689 stock options outstanding with a weighted-average exercise price of $124.81. As a result of the Compensation Committee's approval on October 3, 2025, all stock options outstanding ceased vesting and are expected to be cancelled upon emergence from Bankruptcy.

Restricted stock awards and restricted stock units. The Company recognized stock-based compensation expense for restricted stock awards ("RSAs") and restricted stock units ("RSUs"), collectively, of $0.6 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively, in general and administrative expense. The Company had no unvested RSAs outstanding at September 30, 2025 and had 168,567 unvested RSUs outstanding at September 30, 2025 with a weighted-average grant date fair value of $32.98. As a result of the Compensation Committee's approval on October 3, 2025, all RSUs outstanding ceased vesting and are expected to be cancelled upon emergence from Bankruptcy.

Performance-based share awards. The Company grants performance-based restricted stock units ("PRSUs") to align management’s compensation with the Company's financial performance and other operational objectives and to retain key employees. Awards granted under this category are based on the achievement of various targeted metrics as approved by the Compensation Committee and defined in the related PRSU Agreement. Stock-based compensation expense for PRSUs is recognized over the 3-year vesting period under the straight-line attribution method. The Company recognized immaterial stock-based compensation expense related to PRSUs for the three and nine months ended September 30, 2025 and 2024, respectively, in general and administrative expense. The remaining expense is expected to be recognized over the remainder of the 3-year requisite service period. The Company had 159,099 unvested PRSUs outstanding at September 30, 2025 with a weighted-average grant date fair value of $39.68. As a result of the Compensation Committee's approval on October 3, 2025, all PRSUs outstanding ceased vesting and are expected to be cancelled upon emergence from Bankruptcy.

Employee Stock Purchase Plan

During the fourth quarter of 2022, the Company began offering an Employee Stock Purchase Plan ("ESPP") with 1,000,000 shares of Common Stock reserved for purchase pursuant to the ESPP for eligible employees. The shares of Common Stock may be newly issued shares, treasury shares or shares acquired on the open market. Under the terms of the ESPP, eligible employees may designate a dollar value or percentage of their compensation to be withheld through payroll deductions, up to a maximum of $25,000 in each plan year, for the purchase of common stock at a discounted rate of 85% of the lower of the market price on the first or last trading day of the offering period. For the three and nine months ended September 30, 2025 and 2024, the Company recorded an immaterial amount of stock-based compensation expense related to the ESPP. As of September 30, 2025, 903,732 shares remain available for future issuance under the ESPP. On July 7, 2025, the Compensation Committee approved the indefinite suspension of the ESPP.

11.    Loss Per Share

The following table details the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(73,131)	$(26,604)	$(427,197)	$(177,788)

Denominator:
Denominator for basic and diluted earnings per share -- weighted-average shares	14,400,841	14,253,192	14,361,141	14,224,155

Loss per share:
Basic loss per share	$(5.08)	$(1.87)	$(29.75)	$(12.50)
Diluted loss per share	$(5.08)	$(1.87)	$(29.75)	$(12.50)

In a period when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods where a loss is reported, there is no difference in basic and diluted loss per share.

12.    Income Taxes

The Company’s income tax benefit for the three months ended September 30, 2025 and 2024 resulted in an effective tax rate of 9.4% and 31.6%, respectively. The Company's income tax benefit for the nine months ended September 30, 2025 and 2024 resulted in an effective tax rate of 0.9% and 1.2%, respectively. For the three and nine months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, changes to the valuation allowance and the nondeductible portion of the goodwill impairment. For the three and nine months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and the nondeductible goodwill impairment.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The provisions of the new law that are applicable to ModivCare are bonus depreciation, domestic research and development cost expensing, and business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has included the impact of the new law in its Q3 2025 income tax provision as appropriate per ASC 740.

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

On January 29, 2025, a class action complaint for purported violation of federal securities laws was filed by Dinesh Kalera, individually and on behalf of a putative class of purchasers of the Company's common stock between November 3, 2022 and September 15, 2024 (the “Alleged Class Period”), in the United States District Court for the District of Colorado against the Company and three of its officers who were serving as such during the Alleged Class Period. The complaint alleges claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and asserts, among other things, that the Company’s public statements concerning its NEMT segment accounts receivable collections efforts and effectiveness, cash flow results, and contractual payment and collection terms were materially false and misleading or contained material omissions. On October 27, 2025, the court appointed a lead plaintiff. The plaintiff will file an amended complaint on January 9, 2026. The defendants named in this action cannot reasonably estimate the potential range of loss, if any, at this stage of the proceeding. The defendants dispute the allegations of wrongdoing and intend to defend themselves vigorously in this matter.

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

14.    Liabilities Subject to Compromise

As of September 30, 2025, the accompanying unaudited condensed consolidated balance sheets include amounts classified as liabilities subject to compromise, which reflect the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount.

Liabilities subject to compromise were comprised of the following (in thousands):

September 30, 2025
Accounts payable	$5,995
Accrued liabilities	6,446
Other long-term liabilities	3,613
Accrued interest on debt subject to compromise	20,291
Debt subject to compromise	1,416,673
Total liabilities subject to compromise	$1,453,018

15.    Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2025 and were as follows (in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Write-off of deferred financing costs and discount on debt subject to compromise	$38,331	$38,331
Professional fees	10,731	10,731
Debtor-in-possession financing costs	3,894	3,894
Bankruptcy related employee incentive pay and other	526	526
Reorganization items, net	$53,482	$53,482

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2025 and 2024 included herein, as well as our audited consolidated financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). For purposes of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to "Q3 2025" and "Q3 2024" mean the three months ended September 30, 2025 and the three months ended September 30, 2024, respectively.

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

Other Expenses (Income)

Interest expense, net. Interest expense consists principally of interest accrued during the period ended September 30, 2025 on our Senior Unsecured Notes, Second Lien Notes, Term Loan Facility, Incremental Term Loan, borrowings outstanding under our Revolving Credit Facility, our DIP Facility and amortization of deferred financing fees related to these borrowings. Refer to the “Liquidity and Capital Resources” section below for further discussion of these borrowings.

Loss on debt extinguishment. During Q3 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment.

Reorganization items, net. As a result of the Chapter 11 Cases, certain items resulting from the reorganization and restructuring of the business were reported separately as reorganization items during the quarter ended September 30, 2025.

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

Results of Operations

Q3 2025 compared to Q3 2024

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for Q3 2025 and Q3 2024 (in thousands):

	Three months ended September 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Service revenue, net	$679,707	100.0%	$702,037	100.0%

Operating expenses:
Service expense	584,130	85.9%	597,934	85.2%
General and administrative expense	84,351	12.4%	70,903	10.1%
Depreciation and amortization	23,295	3.4%	27,940	4.0%
Total operating expenses	691,776	101.8%	696,777	99.3%

Operating income (loss)	(12,069)	(1.8)%	5,260	0.7%

Interest expense, net	14,467	2.1%	28,493	4.1%
Loss on debt extinguishment	—	—%	11,797	1.7%
Reorganization items, net	53,482	7.9%	—	—%
Loss before income taxes and equity method investment	(80,018)	(11.8)%	(35,030)	(5.0)%
Income tax benefit	7,505	1.1%	11,070	1.6%
Equity in net loss of investee, net of tax	(618)	(0.1)%	(2,644)	(0.4)%
Net loss	$(73,131)	(10.8)%	$(26,604)	(3.8)%

Service revenue, net. Consolidated service revenue, net, for Q3 2025 decreased $22.3 million, or 3.2%, compared to Q3 2024. Service revenue, net decreased $0.6 million for our NEMT segment, decreased $19.8 million for our PCS segment, and decreased $2.4 million for our Monitoring segment. The remaining change was related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion of the revenue drivers at each respective segment.

Service expense. Service expense components are shown below (in thousands):

	Three months ended September 30,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$388,401	57.1%	$383,769	54.7%
Payroll and related costs	175,875	25.9%	194,904	27.8%
Other service expenses	19,854	2.9%	19,261	2.7%
Total service expense	$584,130	85.9%	$597,934	85.2%

Service expense for Q3 2025 decreased $13.8 million, or 2.3%, compared to Q3 2024. Service expense at our PCS segment decreased $17.5 million and service expense at our Monitoring segment decreased $0.4 million. These decreases were partially offset by an increase in service expense at our NEMT segment of $4.1 million, The remaining change was related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for Q3 2025 increased $13.4 million, or 19.0%, compared to Q3 2024. General and administrative expense at our Corporate and Other segment increased $20.8 million and at our Monitoring segment increased $1.0 million. These increases to general and administrative expense were partially offset by a decrease at our NEMT segment of $5.6 million and a decrease at our PCS segment of $2.6 million. General and administrative expense, expressed as a percentage of service revenue, net increased to 12.4% for Q3 2025 compared to 10.1% for Q3 2024. See our Results of Operations - Segments, for further discussion.

Interest expense, net. Interest expense, net, for Q3 2025 decreased by $14.0 million, or 49.2%, compared to Q3 2024. The decrease in interest expense during Q3 2025 was driven by our filing of the Chapter 11 Cases on the Petition Date, after which the contractual interest on pre-petition debt was stayed and reclassified into liabilities subject to compromise on the unaudited condensed consolidated balance sheets. During Q3 2025, there was a reversal related to the Second Lien Notes which were accruing interest at 10.0% to reflect our election to pay interest through payment-in-kind (PIK), but were updated to accrue at the 5.0% interest rate for non-PIK interest prior to being reclassified as liabilities subject to compromise. All interest expense was recorded within the Corporate and Other segment. The interest expense on each respective debt facility for the Q3 2025 and Q3 2024 periods is included in the table below (in thousands):

	Three months ended September 30,
	2025	2024
2025 Notes	$—	$—
2029 Notes	1,693	6,641
Second Lien Notes	(1,529)	—
Term Loan Facility	7,571	14,748
Incremental Term Loan	3,120	—
Revolving Credit Facility	2,825	7,104
DIP Facility	787	—
Total interest expense, net	$14,467	$28,493

Loss on debt extinguishment. During Q3 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment. This balance consisted of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million.

Reorganization items, net. As a result of the Chapter 11 Cases, certain items resulting from the reorganization and restructuring of the business were reported separately as reorganization items during Q3 2025. These items primarily included the write-off of deferred financing costs and the discount on debt subject to compromise, professional fees incurred as a result of the reorganization, and financing costs related to the DIP Facility.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax, for Q3 2025 of $0.6 million and our equity in net loss of investee, net of tax, for Q3 2024 of $2.6 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax (provision) benefit. Our effective tax rate to arrive at the tax benefit from operations for Q3 2025 and Q3 2024 was 9.4% and 31.6%, respectively. For Q3 2025, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses and changes to the valuation allowance. For Q3 2024, the effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, and nondeductible expenses.

Nine months ended September 30, 2025 compared to Nine months ended September 30, 2024

Consolidated results. The following table sets forth results of operations and the percentage of consolidated total Service revenue, net represented by items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025, which we refer to as “YTD 2025”, and for the nine months ended September 30, 2024, which we refer to as “YTD 2024” (in thousands):

	Nine months ended September 30,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Service revenue, net	$1,989,914	100.0%	$2,084,787	100.0%

Operating expenses:
Service expense	1,707,765	85.8%	1,769,600	84.9%
General and administrative expense	233,521	11.7%	224,145	10.8%
Depreciation and amortization	70,228	3.5%	82,795	4.0%
Impairment of goodwill	263,394	13.2%	105,302	5.1%
Total operating expenses	2,274,908	114.3%	2,181,842	104.7%

Operating loss	(284,994)	(14.3)%	(97,055)	(4.7)%

Interest expense, net	90,413	4.5%	67,129	3.2%
Loss on debt extinguishment	—	—%	11,797	0.6%
Reorganization items, net	53,482	2.7%	—	—%
Loss before income taxes and equity method investment	(428,889)	(21.6)%	(175,981)	(8.4)%
Income tax benefit	3,882	0.2%	2,055	0.1%
Equity in net loss of investee, net of tax	(2,190)	(0.1)%	(3,862)	(0.2)%
Net loss	$(427,197)	(21.5)%	$(177,788)	(8.5)%

Service revenue, net. Consolidated service revenue, net, for YTD 2025 decreased $94.9 million, or 4.6%, compared to YTD 2024. This change was the result of a decrease in revenue of $48.2 million at our NEMT segment, a decrease in revenue of $41.3 million at our PCS segment, and a decrease in revenue of $5.9 million at our Monitoring segment. The remainder of the change was related to our Corporate and Other segment. See our Results of Operations - Segments, for further discussion.

Service expense. Service expense components are shown below (in thousands):

	Nine months ended September 30,
	2025		2024
	Amount	% of Service Revenue	Amount	% of Service Revenue
Purchased services	$1,109,159	55.7%	$1,119,248	53.7%
Payroll and related costs	540,151	27.1%	589,373	28.3%
Other service expenses	58,455	2.9%	60,979	2.9%
Total service expense	$1,707,765	85.8%	$1,769,600	84.9%

Service expense for YTD 2025 decreased $61.8 million, or 3.5%, compared to YTD 2024. Service expense at our NEMT segment decreased $24.0 million, service expense at our PCS segment decreased $35.7 million, and service expense at our Monitoring segment decreased $1.8 million. See our Results of Operations - Segments, for further discussion.

General and administrative expense. General and administrative expense for YTD 2025 increased $9.4 million, or 4.2%, compared to YTD 2024. General and administrative expense at our Corporate and Other segment increased $28.6 million and at our Monitoring segment increased $0.9 million. These increases to general and administrative expense were partially offset by a decrease at our NEMT segment of $13.6 million and a decrease at our PCS segment of $6.5 million. General and administrative expense, expressed as a percentage of service revenue, net increased to 11.7% for YTD 2025 compared to 10.8% for YTD 2024. See our Results of Operations - Segments, for further discussion.

Depreciation and amortization. Depreciation and amortization decreased $12.6 million, or 15.2% in YTD 2025 as compared to YTD 2024, primarily related to certain intangible assets being fully amortized during the second half of 2024.

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

Interest expense, net. Interest expense, net for YTD 2025 increased by $23.3 million, or 34.7%, compared to YTD 2024. The increase in interest expense was attributable to both the addition of new debt facilities and the higher interest rates associated with those facilities relative to those in place during the prior period. Although we extinguished the 2025 Notes, overall interest expense during YTD remained elevated due to the issuance of the Second Lien Notes, the Term Loan Facility and the Incremental Term Loan, which incurred interest expense through the date of our Chapter 11 filing on August 20, 2025. The increase in interest expense during YTD 2025 was impacted by our filing of the Chapter 11 Cases on the Petition Date, after which the contractual interest on pre-petition debt was stayed and reclassified into liabilities subject to compromise. Interest expense was recorded at our Corporate and Other segment. The interest expense on each respective debt facility for the YTD 2025 and YTD 2024 periods is included in the table below (in thousands):

	Nine months ended September 30,
	2025	2024
2025 Notes	$—	$16,216
2029 Notes	10,465	19,913
Second Lien Notes	14,475	—
Term Loan Facility	34,181	14,748
Incremental Term Loan	13,873	—
Revolving Credit Facility	16,632	16,252
DIP Facility	787	—
Total interest expense, net	$90,413	$67,129

Loss on debt extinguishment. During Q3 2024, our 2025 Notes were redeemed in full prior to contractual maturity, resulting in a loss on debt extinguishment. This balance consisted of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million.

Reorganization items, net. As a result of the Chapter 11 Cases, certain items resulting from the reorganization and restructuring of the business were reported separately as reorganization items during YTD 2025. These items include the write-off of deferred financing costs and the discount on debt subject to compromise, professional fees incurred as a result of the reorganization and financing costs related to the DIP Facility, among others.

Equity in net income (loss) of investee, net of tax. Our equity in net loss of investee, net of tax for YTD 2025 of $2.2 million and our equity in net loss of investee, net of tax for YTD 2024 of $3.9 million was a result of our proportional share of the net income or loss of Matrix and our investment in a captive insurance program.

Income tax benefit (provision). Our effective tax rate to arrive at the tax benefit from operations for YTD 2025 and YTD 2024 was a tax rate of 0.9% and 1.2%, respectively. The YTD 2025 effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, changes to the valuation allowance and the nondeductible portion of the goodwill impairment. The YTD 2024 effective tax rate differed from the U.S. federal statutory rate primarily due to various tax credits, increased reserves on deferred tax assets, nondeductible expenses, and the nondeductible goodwill impairment.

Results of Operations - Segments

The following tables set forth certain financial information attributable to our business segments for the three and nine months ended September 30, 2025 and 2024:

NEMT Segment

(in thousands, except for revenue per member per month, revenue per trip, and service expense per trip)

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$491,672	100.0%	$492,253	100.0%	$1,414,014	100.0%	$1,462,236	100.0%

Service expense	440,611	89.6%	436,549	88.7%	1,264,194	89.4%	1,288,162	88.1%
General and administrative expense	25,118	5.1%	30,758	6.2%	82,119	5.8%	95,701	6.5%
Depreciation and amortization	7,482	1.5%	7,645	1.6%	22,617	1.6%	22,602	1.5%
Operating income	$18,461	3.8%	$17,301	3.5%	$45,084	3.2%	$55,771	3.8%

Business Metrics(1)
Total paid trips	9,316		9,418		26,810		27,257
Average monthly members	23,628		30,023		23,677		29,599

Revenue per member per month	$6.94		$5.47		$6.64		$5.49
Revenue per trip	$52.78		$52.27		$52.74		$53.65
Service expense per trip	$47.30		$46.35		$47.15		$47.26
Utilization	13.1%		10.5%		12.6%		10.2%

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

Service revenue, net. Service revenue, net, decreased $0.6 million, or 0.1%, in Q3 2025 as compared to Q3 2024 and decreased $48.2 million, or 3.3%, in YTD 2025 as compared to YTD 2024. The decrease in service revenue, net, during both periods was related to a decrease in average monthly membership, which was partially offset by an increase in revenue per member per month. For Q3 2025 as compared to Q3 2024 and for YTD 2025 as compared to YTD 2024, there was a decrease in average monthly members of 21.3% and 20.0%, respectively. While average monthly membership decreased for the QTD and YTD periods, the revenue received per member per month increased by 26.9% and 20.9% over the same periods, which partially offset the decrease to revenue during both 2025 periods. The change in average monthly members was correlated to the change in revenue because a majority of our contracts are capitated, and we receive monthly payments on a per member per month basis in return for full or shared-risk of transportation volumes. Declines in membership over the periods presented were related to certain contract losses. Revenue received per member per month increased in part due to higher total paid trips and higher utilization, which can increase the rate received per member per month in certain of our shared risk contracts.

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

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Purchased services	$388,401	79.0%	$383,769	78.0%	$1,109,159	78.4%	$1,119,248	76.5%
Payroll and related costs	39,177	8.0%	40,383	8.2%	117,732	8.3%	131,160	9.0%
Other service expenses	13,033	2.7%	12,397	2.5%	37,303	2.6%	37,754	2.6%
Total service expense	$440,611	89.6%	$436,549	88.7%	$1,264,194	89.4%	$1,288,162	88.1%

Service expense increased $4.1 million, or 0.9%, for Q3 2025 as compared to Q3 2024, primarily related to an increase in purchased services expense of $4.6 million, or 1.2% as compared to Q3 2024, partially offset by a decrease in payroll and related costs and other service expenses of $0.6 million, or 1.1%, as compared to Q3 2024. The decrease in payroll and related costs and other service expenses was the result of ongoing cost optimization and digitization efforts in our contact centers as a result of initiatives that were launched in 2024. Service expense decreased $24.0 million, or 1.9%, for YTD 2025 as compared to YTD 2024, primarily related to a decrease in payroll and related costs and other service expenses of $13.9 million, or 8.2%, paired with a decrease in purchased services expense of $10.1 million, or 0.9%. The decrease in payroll and related costs over the period was the result of ongoing cost optimization and digitization efforts in our contact centers as a result of initiatives that were launched in 2024. The decrease in purchased services expense during YTD 2025 was driven by the 1.6% decrease in trip volume as compared to YTD 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the NEMT segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $5.6 million, or 18.3%, for Q3 2025 compared to Q3 2024 and decreased $13.6 million, or 14.2%, for YTD 2025 as compared to YTD 2024. The decrease during both periods was primarily related to lower salaries and personnel expenses for administrative employees as a result of continued efforts to improve operational efficiency.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent during both Q3 2025 and YTD 2025 as compared to Q3 2024 and YTD 2024, respectively.

PCS Segment

(in thousands, except service revenue per hour and service expense per hour)

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$168,737	100.0%	$188,518	100.0%	$517,412	100.0%	$558,696	100.0%

Service expense	134,262	79.6%	151,745	80.5%	415,395	80.3%	451,049	80.7%
General and administrative expense	21,194	12.6%	23,823	12.6%	65,635	12.7%	72,152	12.9%
Depreciation and amortization	9,304	5.5%	12,918	6.9%	28,090	5.4%	38,506	6.9%
Impairment of goodwill	—	—%	—	—%	211,780	40.9%	—	—%
Operating income (loss)	$3,977	2.4%	$32	—%	$(203,488)	(39.3)%	$(3,011)	(0.5)%

Business Metrics(1)
Total hours	6,218		7,174		19,289		21,187
Service revenue per hour	$27.14		$26.28		$26.82		$26.37
Service expense per hour	$21.59		$21.15		$21.54		$21.29

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

Service revenue, net. PCS contracts are generally structured as fee-for-service contracts, with revenue driven by the number of hours worked by our personal care providers. Service revenue, net, decreased $19.8 million, or 10.5%, for Q3 2025, as compared to Q3 2024, primarily due to 13.3% lower hours worked by personal care providers during Q3 2025 as compared to Q3 2024. Service revenue, net, decreased by $41.3 million, or 7.4%, for YTD 2025 as compared to YTD 2024, primarily due to 9.0% lower hours worked by personal care providers during YTD 2025 as compared to YTD 2024.

Service expense. Service expense for our PCS segment primarily consists of wages for our employees who provide personal care services and it typically trends with the number of hours worked and cost per hour of service. Service expense components for the PCS segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$132,104	78.3%	$150,132	79.6%	$408,868	79.0%	$444,923	79.6%
Other service expenses	2,158	1.3%	1,613	0.9%	6,527	1.3%	6,126	1.1%
Total service expense	$134,262	79.6%	$151,745	80.5%	$415,395	80.3%	$451,049	80.7%

Service expense for Q3 2025 decreased $17.5 million, or 11.5%, as compared to Q3 2024, primarily as a result of a decrease in payroll and related costs of $18.0 million, or 12.0%, as a result of the 13.3% decrease in hours of service provided by our personal care providers during Q3 2025 as compared to Q3 2024. Service expense for YTD 2025 decreased by $35.7 million, or 7.9%, as compared to YTD 2024, primarily as a result of a decrease in payroll and related costs of $36.1 million, or 8.1%, as a result of the 9.0% decrease in hours of service provided by our personal care providers during YTD 2025 as compared to YTD 2024.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that support the operations of the PCS segment, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense decreased $2.6 million, or 11.0%, for Q3 2025 as compared to Q3 2024 and general and administrative expense decreased by $6.5 million, or 9.0%, for YTD 2025 as compared to YTD 2024. The decreases are primarily related to lower salaries and personnel expenses for administrative employees as a result of continued efforts to improve operational efficiency.

Depreciation and amortization expense. Depreciation and amortization expense for Q3 2025 decreased by $3.6 million, or 28.0%, as compared to Q3 2024 and for YTD 2025 decreased by $10.4 million, or 27.1%, as compared to YTD 2024, primarily related to certain intangible assets being fully amortized during the second half of 2024.

Impairment of goodwill. During Q3 2025 and Q3 2024, we did not record any impairment charge on the goodwill at our PCS reporting unit. During YTD 2025, we determined that the goodwill within our PCS reporting unit was impaired which resulted in an impairment of goodwill charge of $211.8 million. During YTD 2024, we did not record any impairment charge on the goodwill at our PCS reporting unit. See Note 7, Goodwill and Intangible Assets for additional details.

Monitoring Segment

(in thousands, except revenue per member per month and service expense per member per month)

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Operating Results
Service revenue, net	$17,046	100.0%	$19,448	100.0%	$52,653	100.0%	$58,575	100.0%

Service expense	7,612	44.7%	8,018	41.2%	22,788	43.3%	24,556	41.9%
General and administrative expense	5,299	31.1%	4,332	22.3%	16,651	31.6%	15,780	26.9%
Depreciation and amortization	5,748	33.7%	7,073	36.4%	17,709	33.6%	20,834	35.6%
Impairment of goodwill	—	—%	—	—%	51,614	98.0%	105,302	179.8%
Operating loss	$(1,613)	(9.5)%	$25	0.1%	$(56,109)	(106.6)%	$(107,897)	(184.2)%

Business Metrics(1)
Average monthly members	223		246		226		247
Revenue per member per month	$25.48		$26.35		$25.89		$26.35
Service expense per member per month	$11.38		$10.86		$11.20		$11.05

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

Service revenue, net. Monitoring contracts are generally structured as a fixed fee per enrolled member per month and therefore, revenue was generally driven by the number of enrolled members and the rate received per member per month. Service revenue, net, decreased $2.4 million, or 12.4%, for Q3 2025 as compared to Q3 2024, primarily related to a 9.3% decrease in average monthly members paired with a 3.3% decrease in revenue per member per month from Q3 2024 to Q3 2025. Service revenue, net, decreased by $5.9 million, or 10.1%, for YTD 2025 as compared to YTD 2024, primarily related to an 8.5% decrease in average monthly members paired with a 1.7% decrease in revenue per member per month from YTD 2024 to YTD 2025.

Service expense. Service expense for our Monitoring segment primarily consists of salaries for the employees providing the monitoring services as well as occupancy costs. Service expense components for our Monitoring segment are shown below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% of Segment Revenue
Payroll and related costs	$4,251	24.9%	$4,281	22.0%	$12,760	24.2%	$12,850	21.9%
Other service expenses	3,361	19.7%	3,737	19.2%	10,028	19.0%	11,706	20.0%
Total service expense	$7,612	44.7%	$8,018	41.2%	$22,788	43.3%	$24,556	41.9%

Service expense decreased $0.4 million, or 5.1%, for Q3 2025 as compared to Q3 2024, primarily related to a decrease in other service expenses of $0.4 million, or 10.1%. Other service expenses decreased as a result of lower device installation costs related to the 9.3% decrease in average monthly members. Service expense decreased by $1.8 million, or 7.2%, for YTD 2025 as compared to YTD 2024, primarily related to a decrease in other service expenses of $1.7 million, or 14.3%, also driven by lower device installation costs related to the 8.5% decrease in average monthly members.

General and administrative expense. General and administrative expense primarily consists of salaries for administrative employees that indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees. General and administrative expense increased $1.0 million, or 22.3%, for Q3 2025 as compared to Q3 2024 and general and administrative expense increased $0.9 million, or 5.5% for YTD 2025 compared to YTD 2024. The increase in both periods was primarily driven by an increase in temporary labor related to technology support services and insights and analytics.

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.3 million, or 18.7%, for Q3 2025 compared to Q3 2024 and decreased $3.1 million, or 15.0%, for YTD 2025 compared to YTD 2024. The decrease in depreciation and amortization expense during both periods was primarily related to certain intangible assets being fully amortized during the second half of 2024.

Impairment of goodwill. During Q3 2025 and Q3 2024, we did not record any impairment charge on the goodwill at our Monitoring reporting unit. During YTD 2025 and YTD 2024, as a result of our quantitative goodwill assessment on July 1, we determined that the goodwill within our Monitoring reporting unit was impaired which resulted in an impairment of goodwill charge of $51.6 million and $105.3 million, respectively. See Note 7, Goodwill and Intangible Assets for additional details.

Corporate and Other Segment

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service revenue, net	$2,252	$1,818	$5,835	$5,280

Service expense	1,645	1,622	5,388	5,833
General and administrative expense	32,740	11,990	69,116	40,512
Depreciation and amortization	761	304	1,812	853
Operating loss	$(32,894)	$(12,098)	$(70,481)	$(41,918)

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

General and administrative expense and Depreciation and amortization. Our Corporate and Other segment includes costs associated with the strategic oversight and governance of our operating segments. These expenses are primarily general and administrative expenses, with a small portion related to depreciation. The general and administrative expense increased $20.8 million, or 173.1%, for Q3 2025 compared to Q3 2024 and increased $28.6 million, or 70.6%, for YTD 2025 compared to YTD 2024. This increase was primarily related to higher professional service costs for contract and consulting services, as well as elevated legal expenses, both related to the Company's debt transactions that occurred during the first quarter of 2025 as well as the Company's plan of reorganization prior to the Petition Date.

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

Liquidity and Capital Resources

Short-term capital requirements consist primarily of recurring operating expenses, contract start-up costs on new revenue contracts, interest expense on outstanding borrowings, costs associated with our strategic initiatives, and short-term debt and borrowings under our Credit Agreement. As explained below under the caption "Liquidity and Going Concern," various factors exist that have raised substantial doubt about our ability to meet all of our obligations as they become due over the next twelve months and to continue as a going concern. If we are unsuccessful in our efforts to raise additional capital, including through additional financing and strategic divestitures of assets, based on our current expectations, our current sources of liquidity, including available cash on hand, cash generated from operations, net of capital expenditures, and borrowings under our Revolving Credit Facility, Term Loan Facility and Incremental Term Loan, will not be sufficient to satisfy our short-term capital requirements for a period of one year from the date of issuance of these unaudited condensed consolidated financial statements. For these reasons and as disclosed in the Current Report on Form 8-K filed with the SEC on August 21, 2025, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 20, 2025 and we expect to continue to manage our operations as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with the Chapter 11 Cases, as of September 30, 2025 the Company received $62.5 million in new money term loans under the DIP Facility, expected to be used to fund working capital and certain permitted administrative expenses during the pendency of the Chapter 11 Cases and to make certain other payments and for other general corporate purposes, in each case in accordance with the terms of the DIP Credit Agreement. For information regarding our long-term capital requirements, see below under the caption "Liquidity and Going Concern".

Cash used in operating activities during the nine months ended September 30, 2025 was $154.8 million. Our balance of cash and cash equivalents, excluding restricted cash, was $78.2 million and $112.6 million at September 30, 2025 and December 31, 2024, respectively. We had restricted cash of $13.5 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively. Restricted cash amounts are not included in our balance of cash and cash equivalents in the unaudited condensed consolidated balance sheets, although they are included in the cash, cash equivalents and restricted cash balance on the accompanying unaudited condensed consolidated statements of cash flows.

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

YTD 2025 cash flows compared to YTD 2024

Operating activities. Cash used in operating activities was $154.8 million for YTD 2025 compared to cash used in operating activities of $36.5 million for YTD 2024. The increase in cash used in operating activities of $118.3 million between periods was primarily a result of an increase in the net loss in YTD 2025 as compared to YTD 2024 which was primarily the result of lower service revenue of $94.9 million recorded during YTD 2025 and higher interest expense of $23.3 million during YTD 2025. This decrease in cash provided by operating activities was also driven by a decrease in cash provided by changes in operating assets and liabilities of $70.0 million. The changes in operating assets and liabilities were partly driven by a decrease in cash collected on contract receivables of $38.2 million during YTD 2025 related to a build in contract receivables on certain risk corridor and reconciliation contracts as compared to YTD 2024 as well as a use of cash for short-term deposits of $37.5 million which was the result of additional cash collateral paid on several of our performance bonds during YTD 2025. The decrease in cash from the changes in operating assets and liabilities was also driven by a use of cash for accrued transportation costs of $37.7 million related to timing of vendor payments and a decrease in cash collected on our accounts receivable and other receivables of $18.3 million, primarily related to a build in receivables due to timing of cash receipts on our trade accounts receivable and other receivables. These decreases were offset by an increase in cash related to our contract payables of $75.1 million related to a build in contract payables on certain risk corridor and reconciliation contracts as compared to YTD 2024

Investing activities. Net cash used in investing activities was $16.9 million in YTD 2025, which decreased by $5.4 million as compared to YTD 2024. This decrease was related to less cash used for purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $150.3 million for YTD 2025 compared to $104.8 million for YTD 2024. The increase of $45.4 million was primarily a result of the issuance of the Incremental Term Loan in the aggregate principal amount of $75.0 million, net cash received of $30.0 million from the Purchase of Second Lien Notes by the Coliseum Investors and issuance of the DIP Facility for an aggregate principal amount $62.5 million, each of which combined for a total cash contribution of $167.5 million during YTD 2025. This was in contrast to YTD 2024 when we borrowed $114.2 million on our Revolving Credit Facility and received net cash of $16.3 million from the issuance of our Term Loan Facility net of the extinguishment of our 2025 Notes, both of which combined for a total cash contribution of $130.5 million during YTD 2024. This was offset by approximately $10.8 million of lower debt issuance costs during YTD 2025 as compared to YTD 2024 due to the debt issuance costs associated with the Term Loan Facility issuance and redemption of our 2025 Notes during YTD 2024.

Obligations and commitments

Senior Unsecured Notes and Second Lien Notes. On November 4, 2020, we issued $500.0 million in 5.875% senior unsecured notes due November 15, 2025 (the "2025 Notes"). The 2025 Notes were redeemed in full on July 1, 2024 prior to contractual maturity, at a redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for a total redemption of $507.3 million, plus the payment of approximately $3.8 million in accrued and unpaid interest on the 2025 Notes. As a result of the early redemption of the 2025 Notes, the Company recorded a loss on debt extinguishment of $11.8 million on the unaudited condensed consolidated statements of operations. This loss consisted of the redemption premium of 1.469% on the aggregate original principal amount of the 2025 Notes for $7.3 million plus the recognition of the unamortized deferred issuance costs on the 2025 Notes for $4.5 million. The 2025 Notes were redeemed in connection with the funding of the Term Loan Facility discussed below.

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

As a result of the Chapter 11 Cases, the outstanding principal balances of $228.8 million related to the 2029 Notes and of $301.2 million related to the Second Lien Notes were classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025. Additionally, all unamortized debt issuance costs for the 2029 Notes and the Second Lien Notes were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations.

The indenture governing the 2029 Notes also contains a cross-default provision in the event any of the Company’s other indebtedness having a principal amount that aggregates $50.0 million or more is accelerated prior to its express maturity. Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025, however the covenants were reinstated for the third fiscal quarter of 2025. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under its Senior Unsecured Notes and Second Lien Notes, however any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases.

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

As a result of the Chapter 11 Cases, the outstanding principal balance of the Revolving Credit Facility was classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025 and all unamortized debt issuance costs for the Revolving Credit Facility were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations.

Pursuant to the Fifth Amendment to the Credit Agreement, the Company was granted covenant relief in the form of a covenant holiday for the fourth quarter of 2024 through and including the second fiscal quarter of 2025, however, for the quarter ended September 30, 2025, the Total Net Leverage Ratio covenant returned to 6.75:1.00 and the minimum Interest Coverage Ratio returned to 1.65:1.00 . As the Term Loan Facility and the Incremental Term Loan, discussed below, are subject to the provisions of the Credit Agreement, the covenants also apply to these facilities. The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company's obligations under its Revolving Credit Facility, Term Loan Facility and Incremental Term Loan, however any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases.

Term Loan Facility. On July 1, 2024, pursuant to the Third Amendment, we established a new term loan facility (the "Term Loan Facility") in the aggregate principal amount of $525.0 million with the Term Loan Facility lenders named therein. The proceeds of the Term Loan Facility were used to (i) redeem our 2025 Notes, (ii) repay a portion of the Revolving Credit Facility outstanding immediately prior to the effective date of the Third Amendment, and (iii) pay fees and expenses associated with such transactions. We incurred approximately $26.9 million of deferred financing costs with respect to the Term Loan Facility, including the $2.5 million PIK consent fee.

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

As a result of the Chapter 11 Cases, the outstanding principal balance of the Term Loan Facility was classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025 and all unamortized debt issuance costs for the Term Loan Facility were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations.

Incremental Term Loan. On January 9, 2025, pursuant to the Fifth Amendment to the Credit Agreement, we established an incremental term loan facility in an aggregate principal amount of $75.0 million (the “Incremental Term Loan”). Interest on the Incremental Term Loan is generally payable quarterly, in arrears, on the outstanding principal amount of the Incremental Term Loan at the following rates: (i) a SOFR-based benchmark plus 7.50%, or (ii) a prime rate (or other alternate base rate) benchmark plus 6.50% in the case of ABR Loans (as such terms are defined in the amended Credit Agreement). The Incremental Term Loan has a maturity of January 10, 2026 and original issue discount of 2 points. We have the option to prepay the Incremental Term Loan, in whole or in part, at any time prior to the Maturity Date, subject to a prepayment fee equal to the present value of all scheduled interest payments on the fully committed amount that would accrue through the Maturity Date calculated based on a discount rate equal to the treasury rate plus 50 basis points. The proceeds of the Incremental Term Loan are required to be deposited in a collateral account subject to a blocked account control agreement in favor of the administrative agent and may be disbursed subject to delivery of a disbursement request, no default or event of default, the representations and warranties in Article II of the Credit Agreement being true and correct in all material respects and receipt by the administrative agent and lenders of reimbursement for invoiced expenses. The Incremental Term Loan is secured by a lien on substantially all of ours and our subsidiaries' assets. As a result of the Chapter 11 proceedings, the outstanding principal balance of the Incremental Term Loan was classified as debt subject to compromise and recorded within "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheets as of September 30, 2025 and all unamortized debt issuance costs for the Incremental Term Loan were expensed during the quarter ended September 30, 2025 to "Reorganization items, net" on the unaudited condensed consolidated statement of operations.

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

For additional information related to our 2029 Notes, Second Lien Notes, Revolving Credit Facility, Term Loan Facility, Incremental Term Loan, and DIP Facility, refer to Note 9, Debt, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements”.

Liquidity and Going Concern

Liquidity measures our ability to meet current and future cash flow needs on a timely basis and at a reasonable cost. We manage our liquidity position to meet our daily cash flow needs, while maintaining an appropriate balance between assets and liabilities to meet our return on investment objectives. Our liquidity position is supported by management of liquid assets and cash requirements and access to alternative sources of funds. Liquid assets include cash and cash equivalents, excluding restricted cash, of $78.2 million and accounts receivable, contract receivables, and other receivables of $414.8 million as of September 30, 2025. Cash requirements over the next 12 months, which include the DIP Facility, accounts payable, accrued contract payables, accrued transportation costs, accrued expenses and other current liabilities and the current portion of our operating lease liabilities, totaled $357.7 million as of September 30, 2025 and does not include certain liabilities which have been classified as liabilities subject to compromise as of September 30, 2025 in connection with the Chapter 11 Cases.

Management’s assessment of our liquidity is highly dependent on our ability to meet operating forecasts, including cash generated by operations, and manage working capital, including specifically the timely collection of outstanding contract receivables, which had a short-term balance of $122.5 million at September 30, 2025. We have a history of operating losses and expect to continue to generate negative cash flows from operations in the near term. We have continued to experience financial challenges, including increased transportation and caregiver costs that have not been offset by corresponding reimbursement rate increases from payors, the loss of certain contracts, and membership declines. Additionally, we have experienced lengthened collection periods due to complexities in Medicare, Medicaid, and nongovernmental payor arrangements, resulting in delays between fulfilling our performance obligations and collecting the cash owed for our services. These factors have negatively impacted and are anticipated to continue to negatively impact cash flow generation and liquidity.

For each of the reasons detailed above and as disclosed in the Current Report on Form 8-K filed with the SEC on August 21, 2025, we filed a voluntary petition for reorganization under Chapter 11 "Chapter 11 Cases" or "bankruptcy filing") of the United States Bankruptcy Code in the Southern District of Texas and we expect to continue to manage our operations as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.
While management believes that our Restructuring through the Chapter 11 Cases will allow us to successfully emerge from the Chapter 11 Cases and continue to operate as a viable going concern, our pre-arranged joint plan of reorganization (the "Plan") may never become effective, the restructuring and recapitalization transactions contemplated by the RSA and the Restructuring Term Sheet may never be consummated, the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries, and the Chapter 11 Cases may be converted into cases under Chapter 7 of the Bankruptcy Code.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have exposure to interest rate risk mainly related to our DIP Facility which has variable interest rates that may increase. As a result of our Chapter 11 proceedings, we stopped accruing interest expense on our pre-petition debt instruments, which include our Revolving Credit Facility, our Term Loan Facility and our Incremental Term Loan that were variable interest rate instruments and we are no longer subject to the market risk that may arise from these variable rate facilities. These facilities are classified as liabilities subject to compromise on our unaudited condensed consolidated balance sheets as of September 30, 2025. We had $62.5 million of short-term debt outstanding on the DIP Facility at September 30, 2025. Interest rates on the outstanding principal amount of the DIP Facility vary and accrue an interest rate, payable in cash, of either (a) SOFR plus 7.00% per annum or (b) Alternate Base Rate plus 6.00% per annum. We completed an interest rate risk sensitivity analysis with the assumption that the short-term borrowing amount that was outstanding on the DIP Facility as of September 30, 2025 was outstanding for the entire fiscal year with an assumed one-percentage point increase in interest rate. Based on this analysis, the one-percentage point increase would have an approximate $0.6 million negative impact on our pre-tax earnings.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
The principal executive and financial officers also conducted an evaluation of whether any changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2025 that have materially affected or which are reasonably likely to materially affect such control. Such officers have concluded that no such changes have occurred.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

As described above in Note 1, Organization and Basis of Presentation, on August 20, 2025, we commenced Chapter 11 Cases in the Bankruptcy Court. In addition, we entered into the RSA with the Consenting Creditors, pursuant to which we have agreed on the principal terms of a proposed financial restructuring of the Company to be implemented through the Chapter 11 Cases. Our various legal proceedings have been automatically stayed as a result of the Chapter 11 Cases, with such stay to be lifted upon the effectiveness of the Plan.

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

As of September 30, 2025, the carrying value of goodwill, intangibles, equity method investments, and property and equipment, net was $416.9 million, $234.1 million, $28.3 million and $76.7 million, respectively. We continue to monitor the carrying value of these long-lived assets and continue to perform impairment assessments. If as a result of such assessments, future conditions are different from management’s estimates at the time of an acquisition or market conditions change subsequently, we may incur future charges for impairment of our goodwill, intangible assets, equity method investments or property and equipment, which could have a material adverse impact on our results of operations and financial position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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